Form 10-Q
period 2014-09-30
Freshpet, Inc.
filed 2014-12-10
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-36729

FRESHPET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1884894
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 Plaza Drive, 1st Floor, Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

(201) 520-4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 8, 2014 was 33,467,676.

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	volatility in the price of our common stock; and
•

other factors discussed under the headings “Risk Factors” and “Business” in our Prospectus (as defined below) and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

Part I—Financial Information

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,758,202	$2,444,754
Accounts receivable, less allowance for doubtful accounts of $314,543 on September 30, 2014 and $243,777 on December 31, 2013	4,230,006	3,497,596
Inventories, net	6,865,621	5,512,225
Deferred offering costs	1,610,130	-
Prepaid expenses and other current assets	214,802	173,786
Total Current Assets	14,678,761	11,628,361
Property, plant and equipment, net	55,850,447	48,764,032
Deposits on equipment	3,698,954	1,183,209
Other assets	1,028,744	1,041,622
Total Assets	$75,256,906	$62,617,224
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,658,050	$6,286,720
Accrued expenses	3,624,191	1,907,481
Total Current Liabilities	14,282,241	8,194,201
OTHER LIABILITIES:
Long-term debt	1,153,850	1,112,312
Notes payable	84,500,000	75,000,000
Accrued fees on debt guarantee	17,601,407	7,140,136
Accrued interest on long term debt	828,448	667,110
Other Liabilities	369,564	369,564
Total Liabilities	$118,735,510	$92,483,323
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Series B, $0.001 par value, 250,000 shares authorized, 112,160 issued and outstanding on September 30, 2014 and December 31, 2013	34,323,206	30,728,450
Series C, $0.001 par value, 20,000,000 and 15,000,000 shares authorized, 12,485,906 and 11,238,098 issued and outstanding on September 30, 2014 and December 31, 2013, respectively	83,164,421	70,463,489
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock—voting, $0.001 par value, 60,000,000 and 54,000,000 shares authorized, 10,421,419 issued and outstanding on September 30, 2014 and December 31, 2013	10,421	10,421
Additional paid-in capital	7,434,249	16,450,175
Accumulated deficit	(168,410,901)	(147,518,634)
Total Stockholders’ Deficit	(160,966,231)	(131,058,038)
Total Liabilities and Stockholders’ Deficit	$75,256,906	$62,617,224

The accompanying notes are an integral part to the unaudited consolidated financial statements

FRESHPET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES	$22,519,672	$16,698,903	$62,255,907	$45,430,454
COST OF GOODS SOLD	11,645,685	9,421,530	32,015,950	24,655,694
GROSS PROFIT	10,873,987	7,277,373	30,239,957	20,774,760
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	12,212,406	11,459,693	37,208,200	31,310,296
LOSS FROM OPERATIONS	(1,338,419)	(4,182,320)	(6,968,243)	(10,535,536)
OTHER EXPENSES:
Other Expenses	(108,872)	(63,764)	(193,948)	(93,099)
Fees on Debt Guarantee	(6,816,055)	(1,262,857)	(10,461,271)	(3,297,268)
Interest expense	(1,211,895)	(978,820)	(3,244,805)	(2,518,393)
	(8,136,822)	(2,305,441)	(13,900,024)	(5,908,760)
LOSS BEFORE INCOME TAXES	(9,475,241)	(6,487,761)	(20,868,267)	(16,444,296)
INCOME TAX EXPENSE	8,000	7,882	24,000	23,644
NET LOSS	(9,483,241)	(6,495,643)	(20,892,267)	(16,467,940)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,380,255)	$(8,647,369)	$(30,636,971)	$(22,762,747)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(1.19)	$(0.83)	$(2.94)	$(2.19)
-DILUTED	$(1.19)	$(0.83)	$(2.94)	$(2.19)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	10,421,419	10,413,467	10,421,419	10,413,467
-DILUTED	10,421,419	10,413,467	10,421,419	10,413,467

The accompanying notes are an integral part to the unaudited consolidated financial statements

FRESHPET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,892,267)	$(16,467,940)
Adjustments to reconcile net loss to net cash flows from operating activities:
Provision for losses on accounts receivable	220,728	90,327
Loss on disposal of equipment and deposits on equipment	146,837	42,762
Fees on debt guarantee	10,461,271	3,297,268
Share-based compensation	728,778	731,467
Change in reserve for inventory obsolescence	(95,168)	(7,491)
Depreciation and amortization	4,744,857	3,290,221
Amortization of loan discount and deferred financing costs	189,071	140,845
Changes in operating assets and liabilities:
Accounts receivable	(953,138)	186,617
Inventories	(1,258,228)	(1,449,471)
Prepaid expenses and other current assets	(41,016)	(9,666)
Other assets and deferred offering costs	(1,683,024)	(50,001)
Accounts payable	3,069,084	1,183,199
Accrued expenses and accrued interest on long-term debt	1,878,048	326,518
Net cash flows used in operating activities	(3,484,167)	(8,695,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(13,415,412)	(22,029,885)
Proceeds from sale of equipment	162,043	—
Net cash flows used in investing activities	(13,253,369)	(22,029,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	9,500,000	31,000,000
Financing fees paid in connection with note payable	—	(319,314)
Proceeds from issuance of preferred stock—Series C	6,550,984	—
Net cash flows from financing activities	16,050,984	30,680,686
NET CHANGE IN CASH AND EQUIVALENTS	(686,552)	(44,544)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	2,444,754	1,633,249
CASH AND EQUIVALENTS, END OF PERIOD	$1,758,202	$1,588,705
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,925,699	$2,367,099
NON-CASH FINANCING ACTIVITY:
Preferred stock dividend accretion	$9,744,704	$6,294,806

The accompanying notes are an integral part to the unaudited consolidated financial statements

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh, refrigerated meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and Canada into major retail classes including Grocery and Mass (which includes club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company and its wholly-owned subsidiary, Professor Connor’s Canada Inc. (“PCCI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying consolidated balance sheet as of September 30, 2014, statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2014, the results of its operations for the three and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2014 and 2013 are unaudited. The results for three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on November 10, 2014 (“Prospectus”).

Estimates and Uncertainties - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

Deferred Offering Cost - Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the initial public offering (“IPO”) of the Company’s common stock are capitalized. The deferred offering costs will be offset against IPO proceeds upon the consummation of the offering. We closed our IPO on November 13, 2014.

Fair value of Financial Instruments - Financial Accounting Standards Board (‘‘FASB’’) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

•

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

•

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies.
•

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the balance sheets for other receivables, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

Note 2 – Recently Issued Accounting Standards:

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3 – Inventories:

Inventories are summarized as follows:

	September 30, 2014	December 31, 2013
Raw materials	$2,065,744	$1,431,422
Packaging components material	1,275,459	805,424
Finished goods	3,613,578	3,459,707
	6,954,781	5,696,553
Reserve for obsolescence	(89,160)	(184,328)
	$6,865,621	$5,512,225

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	September 30, 2014	December 31, 2013
Refrigeration equipment	$45,539,675	$35,649,423
Machinery and equipment	19,646,417	20,767,207
Building and improvements	9,984,442	9,892,291
Furniture and office equipment	1,794,859	1,727,248
Leasehold improvements	627,962	1,474,741
Construction in progress	1,003,309	143,274
Automotive equipment	314,885	313,930
	78,911,549	69,968,114
Less: Accumulated depreciation and amortization	(23,061,102)	(21,204,082)
	$55,850,447	$48,764,032

Depreciation expense related to property, plant and equipment totaled $1,601,311 and $4,699,405 for the three and nine months ended September 30, 2014, respectively; of which $609,666 and $1,841,150 was recorded to cost of goods sold for the three and nine months ended September 30, 2014, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. Depreciation expense related to property, plant and equipment totaled approximately $1,369,470 and $3,273,550 for three and nine months ended September 30, 2013, respectively; of which $338,222 and $697,841 was recorded to cost of goods sold for the three and nine months ended September 30, 2013, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

During the three months ended March 31, 2014, the Company completed a project to analyze the estimated future years of service on its existing refrigeration equipment. Based on this analysis, the Company estimates that the useful life of its refrigeration equipment increased from 6 to 9 years. The Company will apply this change in estimate prospectively, which will reduce depreciation by approximately $1.8 million and $2.0 million for the full year 2014 and 2015, respectively. The useful life of the other classes of property, plant and equipment remains unchanged.

Note 5 – Accrued Expenses:

Accrued expenses are summarized as follows:

	September 30, 2014	December 31, 2013
Accrued payroll and bonuses	$1,213,494	$1,131,880
Accrued IPO cost	830,000	—
Other accrued expenses	673,261	259,028
Accrued interest	464,832	307,064
Accrued Marketing	357,970	—
Accrued Freight	84,634	166,472
Accrued Maintenance	—	43,037
	$3,624,191	$1,907,481

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Debt:

Our total debt outstanding consisted of the amounts set forth on the following table:

	September 30, 2014	December 31, 2013
$1,500,000 10% Note	$1,153,850	$1,112,312
$22,000,000 Revolving Note Payable	22,000,000	15,000,000
$62,500,000 Revolving Note Payable	62,500,000	60,000,000
	$85,653,850	$76,112,312

a. $1,500,000 10% Note

The $1,500,000 10% Note consists of $1,500,000 of notes issued to stockholders which accrue interest compounded annually at a rate of 10%. These notes and all accrued interest are due on December 23, 2020.

In connection with the issuance of these notes in February 2010, for every $16.39 that was borrowed with the notes, 1 share of common stock was issued to the lender. As a result, 91,528 shares of common stock were issued and fair value of the stock at issuance, $6.56 per share, was recorded as a discount to the debt. The unamortized discount equaled $346,150 and $387,688 as of September 30, 2014 and December 31, 2013, respectively. The amortization expense of $13,846 and $41,538 for the three and nine months ended September 30, 2014, respectively, is recorded within interest expense in the statement of operations and comprehensive loss. The accrued interest totaled $828,448 and $667,110 as of September 30, 2014 and December 31, 2013, respectively. See note 13 for further detail.

b. $22,000,000 Revolving Note Payable

During September 2014, the revolving note payable agreement was amended to increase the maximum revolver amount up to $22,000,000 through and including November 30, 2014, and from then on after, the maximum revolver amount will be $20,000,000. The revolving note payable matures on October 31, 2015. The borrowings bear interest at either a LIBOR Rate plus 8% margin or a Base Rate plus 6%, depending on the election of the Company. Base Rate is defined as the rate of interest publicly quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks.” If the Company elects to utilize the LIBOR Rate, it then elects to use a 1, 2, or 3 month LIBOR Rate with the interest payable upon the last day of the interest period applicable to the Company’s LIBOR rate election. Interest for the Base Rate loan is payable monthly with the balance of any outstanding advances due at maturity. An unused line of credit fee of 1%, payable monthly, is charged for any portion of the line that is not used, unless at least $3 million is kept on deposit with the bank. The Company has not kept a $3 million deposit with the bank.

The loan is collateralized by substantially all of the Company’s assets. The loan agreement provides for the maintenance of various financial covenants. The Company is currently in compliance with these requirements. Borrowings on this revolving note payable totaled $22,000,000 at September 30, 2014 and $15,000,000 at December 31, 2013, as this revolving note payable was amended in March 2014 to increase the borrowing availability to $20,000,000, and in September 2014 to increase the borrowing availability to $22,00,000. The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators. See note 13 for further detail.

c. $62,500,000 Revolving Note Payable

The Company entered into a $62,500,000 revolving line of credit agreement with a maturity date of May 1, 2016. Subject to certain conditions, the maturity date may be extended until May 1, 2017 upon delivery of legal opinions stating that the majority stockholder has the right to call capital up through May 1, 2017. The borrowings bear interest at either a LIBOR Rate (LIBOR Adjusted Rate, plus 3.25%) or a Base Rate (Base Rate plus 2.25%). Base rate is defined as the greater of the Prime Rate on the date of the borrowing and the Federal Funds Effective Rate plus 0.5%. Interest on Base Rate Loans are payable monthly, LIBOR Rate loans are payable at the end of the selected interest rate. This revolving note payable is subordinated to the $22,000,000 note payable except for the first mortgage on the Bethlehem, PA property. The loan agreement provides for the maintenance of certain financial covenants. The Company is currently in

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compliance with these requirements. Borrowings on this revolving note payable totaled $62,500,000 as of September 30, 2014 and $60,000,000 at December 31, 2013. See note 13 for further detail.

In connection with this note, the Company entered into a Fee and Reimbursement Agreement with certain stockholders who were also guarantors of the note. See note 8 for further detail.

Note 7 – Redeemable Preferred Stock:

The redeemable preferred stock at September 30, 2014 consists of the following:

Series	Shares Authorized	Shares Issued and Outstanding	Proceeds, Net of Issuance Costs
Preferred Stock Series B	250,000	112,160	$11,159,992
Preferred Stock Series C	20,000,000	12,485,906	64,341,559
	20,250,000	12,598,066	$75,501,551

The Company issued an additional 1,247,808 shares of Preferred Stock Series C at $5.25 a share during the nine months ended September 30, 2014, with no shares issued during the three months ended September 30, 2014.

The dividends accrued during the three months ended September 30, 2014 and 2013 for the Preferred Stock Series B was $1,242,625 and $1,074,685, respectively. The dividends accrued during the nine months ended September 30, 2014 and 2013 for the Preferred Stock Series B was $3,594,756 and $3,099,191, respectively. The total cumulative dividends accrued as of September 30, 2014 was $23,163,214.

The dividends accrued during the three months ended September 30, 2014 and 2013 for the Preferred Stock Series C was $1,654,389 and $1,080,000, respectively. The dividends accrued during the nine months ended September 30, 2014 and 2013 for the Preferred Stock Series C was $6,149,948 and $3,240,000, respectively. The total cumulative dividends accrued as of September 30, 2014 was $18,822,873.

See note 13 for further detail.

Note 8 – Guarantee Agreement:

In connection with the $62,500,000 revolving note payable (see Note 6), the Company entered into a Fee and Reimbursement Agreement with certain stockholders who were also guarantors of the note. That agreement stipulated that the Company will pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor has committed to guarantee. The payment will be made in the form of newly issued shares of Preferred Stock Series C at the price of $5.25 per share. The fee accrues only from and after the date that that the Guarantor enters into the Guarantee, and if at any time any Guarantor’s obligation is terminated in full or in part, the Fee shall continue to accrue only with respect to the amount, if any of such Guarantor’s remaining commitment under the Credit Agreement. The fee is contingent in that it will become due and payable only if all principal and interest under the credit agreement has been repaid and upon a Change of Control. A Change of Control is defined as any sale, merger, consolidation, share exchange, business combination, equity issuance, or other transaction or series of related transactions, specifically excluding public offerings, which result in the stockholders immediately prior to the transaction(s) owning collectively less than 50% of the voting control immediately following the transaction(s); or (ii) any sale, lease, exchange, transfer, or other disposition of substantially all of the assets, taken as a whole, in a single transaction or series of transactions, excluding sales in the ordinary course of business, sale/leaseback and corporate restructuring transactions.

The Guarantee is a financial instrument recognized as a liability by the Company and recorded at fair value at issuance. The instrument is adjusted to its then fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss. As of September 30, 2014, the Company measured the fair value of the outstanding guarantee fee using an option pricing method with several possible distribution outcomes depending on the timing and kind of liquidity event. Expected volatility is estimated utilizing the historical volatility of similar

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

companies. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected contractual life. The following assumptions were utilized:

	September 30, 2014	December 31, 2013
Expected volatility	26.0%	17.0%
Remaining contractual life (in years)	0.8	1.5
Risk-free interest rate	0.36%	0.20%
Expected dividend yield	0.0%	0.0%

The Company categorized the guarantee fee as a Level 3 financial liability since there is no market activity for the underlying Preferred Stock Series C.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2013	$7,140,136
Adjustment to fair value	10,461,271
Balance at September 30, 2014	$17,601,407

See note 13 for further detail.

Note 9 – Equity Incentive Plans:

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,000 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years and approximately $11,394 and $34,182 was recorded as an expense for the three and nine months ended September 30, 2014, respectively. Approximately $14,657 and $43,971 was recorded as an expense for the three and nine months ended September 30, 2013. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan).

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 3,002,000 options to purchase shares of the Company’s common stock). These options are either time-based (vest over 4 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company (as defined in the stock option grant agreement) or an IPO registered under the Securities Act, as defined under the option grant agreement. Approximately $231,532 and $694,596 was recorded as an expense for the three and nine months ended September 30, 2014, respectively. Approximately $229,932 and $689,796 was recorded as an expense for the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2014 there were no grants or exercises of Service Based Options, Performance Based Options, and Exit Event Options plans.

Note 10 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2014 and September 30, 2013.

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Convertible Preferred Series C (on an as-if converted basis)	9,234,560	7,607,303	8,967,953	7,607,303
Service Period Stock Options	1,082,000	1,094,229	1,082,285	1,094,948
Warrants	61,117	61,117	61,117	61,117
	10,377,677	8,762,649	10,111,355	8,763,368

The computation of net income attributable to common stockholders is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(9,483,241)	$(6,495,643)	$(20,892,267)	$(16,467,940)
Preferred stock dividends on Series B and Series C	(2,897,014)	(2,151,726)	(9,744,704)	(6,294,806)
Net loss attributable to common stockholders	$(12,380,255)	$(8,647,369)	$(30,636,971)	$(22,762,747)

Note 11 – Related Party Transactions:

Payments made to a stockholder for distribution services totaled $2,368,900 and $6,444,584 during the three and nine months ended September 30, 2014, respectively, and $1,624,854 and $4,559,834 during the three and nine months ended September 30, 2013, respectively. Payments of $1,440,360 and $3,920,827 for the three and nine months ended September 30, 2014, respectively and $1,178,217 and $3,354,558 for three and the nine months ended September 30, 2013, respectively, were made to stockholders for the purchase of raw materials. In addition there were payments of $19,841 and $163,471 for the three and nine months ended September 30, 2014, respectively and $148,663 and $583,178 for the three and nine months ended September 30, 2013, respectively, related to rent and associated utilities and maintenance to a stockholder who is also a landlord of one of our locations. The rent and associated utilities and maintenance cost were at market rates. None of the payments made above were to stockholders who are either an employee, board member, subsidiary, or affiliate of the Company.

In connection with the $62,500,000 revolving note payable, certain stockholders are guarantors of the note. That agreement stipulated that the Company will pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor has committed to guarantee. See Note 8 for further detail.

Note 12 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers – For the three months ended September 30, 2014, and 2013, net sales to one of our distributors, which sells directly to three of our customers, accounted for 21% and 28% of our net sales, respectively. For the three months ended September 30, 2014 and September 30, 2013, no customer accounted for more than 10%of our net sales.

For the nine months ended September 30, 2014 and 2013, net sales to one of our distributors which sells directly to three of our customers, accounted for 22% and 26% of our net sales, respectively. For the nine months ended September 30, 2014, no customer accounted for more than 10% of our net sales while for the same period in 2013 one customer accounted for 11% of our net sales.

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major Suppliers—The Company purchased approximately 51% and 52% of its raw materials from three vendors during the three and nine months ended September 30, 2014, respectively, and approximately 57% and 58% of its raw materials from three vendors during the three and nine months ended September 30, 2013, respectively.

The Company also purchased approximately 88% and 82% of its treats finished goods from two other vendors for the three and nine months ended September 30, 2014, respectively, and approximately 74% and 69% from three vendors for the three and nine months ended September 30, 2013, respectively.

The Company purchased approximately 82% of its packaging material from our vendors during the three months ended September 30, 2014, and 75% of its packaging material from three vendors during the nine months ended September 30, 2014; and 78% and 63% of its packaging material from three vendors during the three and nine months ended September 30, 2013, respectively.

For one of its raw material vendors, the Company has a purchase agreement whereby prices are fixed for one year periods. Prices adjust every April 1. The Company has the option to terminate the agreement at the beginning of any future one year period. The Company believes it could obtain similar pricing from another supplier, but a change could potentially cause production delays and additional costs.

Net Sales By Class of Retail – The following table sets forth net sales by class of retail:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Grocery and Mass (1)	$16,671,443	$13,135,742	$46,522,636	$35,610,217
Pet Specialty, Natural and Other (2)	5,848,229	3,563,161	15,733,271	9,820,237
Net Sales	$22,519,672	$16,698,903	$62,255,907	$45,430,454
(1)	Includes club retail class
(2)	Other sales represent less than 1% of net sales

Note 13 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements other than as disclosed below:

On October 3, 2014, the Company declared a stock split of 0.7396 shares for each share of common stock. Per the terms of the convertible Preferred Stock C, this stock split results in a proportional adjustment to the conversion ratio of each series of convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratio.

On October 23 2014, the Company increased the borrowing availability on its revolving note payable from $22.0 million to $27.0 million and drew an additional $2.0 million to increase the borrowed principal to $24.0 million from $22.0 million at September 30, 2014.

On October 23, 2014, the Company issued $2.0 million in aggregate principal amount of convertible notes to certain of its stockholders, which, beginning on December 7, 2014, accrue interest at a rate of 15%, compounded annually. The convertible notes were issued at 98% of par and are convertible into Preferred Stock Series C at a price of $5.25 per share, at the option of the holder, at any time after December 31, 2014 if the convertible notes remain outstanding. The convertible notes mature on November 1, 2017.

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IPO

On November 13, 2014, the Company closed its IPO, in which it sold 11,979,167 shares of common stock, including 1,562,500 shares of common stock issued as a result of the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The aggregate amount of consideration for shares sold in the offering was $179.7 million. The Company raised approximately $164.1 million in net proceeds after deducting underwriting discounts and commissions of $12.6 million and estimated fees and expenses related to the offering.

Immediately prior to the closing of the IPO, the Company converted outstanding fees under the guarantee into 2,477,713 shares of Preferred Stock Series C for a total of 14,963,658 shares of Preferred Stock Series C outstanding, and then converted all of its outstanding shares of Preferred Stock Series C into 11,067,090 shares of common stock.

Immediately following the consummation of the IPO, the Company redeemed all outstanding shares of Preferred Stock Series B for $35 million in cash.

Immediately prior to the consummation of the IPO, the Company filed its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State and adopted its Amended and Restated Bylaws. The Amended and Restated Certificate of Incorporation authorizes 300,000,000 shares of capital stock, of which 200,000,000 shares, par value $0.001 per share, are common stock and 100,000,000 shares, par value $0.001 per share, are preferred stock.

Immediately following the closing of the IPO on November 13, 2014, the Company made the following debt and Preferred Series B payments:

•	Redeemed 112,160 outstanding Preferred Stock Series B shares, including cumulative dividends, for a cash payment of $35.0 million.
•	Paid down the $62.5 Million Revolving Note Payable and accrued interest of $0.2 million.
•	Paid down the outstanding $24.0 million on the $27.0 Million Revolver and accrued interest of $0.2 million.
•	Paid down the $1.5 Million 10% Note and accrued interest of $0.9 million.

On November 13, 2014, the Company entered into senior secured credit facilities with City National Bank  comprising a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”). Upon closing the Credit Facilities, the Company had $18.0 million of aggregate principal amount outstanding under the Term Facility.

Any drawn Capex Commitments will mature on the fifth anniversary of the execution of the Loan Agreement. Any undrawn Capex Commitments will expire on the second anniversary of the execution of the agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions.

Borrowings under the Credit Facilities will bear interest at variable rates depending on the Company’s election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin will be 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to the Company’s leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. In addition, the Company will also be required to pay customary fees and expenses for the Credit Facilities.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on November 10, 2014 (the “Prospectus”).

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Forward-Looking Statements" in this report and "Risk Factors" in our Prospectus. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Risk Factors" in our Prospectus.

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Over the last eight years, we have created a comprehensive business model to deliver wholesome pet food that “pet parents” can trust, and in the process we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 12,900 retail stores as of September 30, 2014. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increased penetration of Freshpet Fridge locations in major classes of retail, including grocery, mass, club, pet specialty and natural. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products.

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Continued innovation and new product introductions. New products introduced since 2011 represented 31% of our net sales in 2013. From time to time, we review our product line and may remove products that are not meeting sales or profitability goals.

•	Consumer trends including growing pet ownership, pet humanization and a focus on health and wellness.

We believe that as a result of the above key factors, we will continue to penetrate the pet food marketplace and increase our share of the pet food category.

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials and inbound freight. The construction of our scalable manufacturing facility in Bethlehem, Pennsylvania was completed in November 2013, essentially replacing our Quakertown, Pennsylvania facility, and has significantly improved our production efficiency. Growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases. We implemented modest price increases in 2011 and 2012 that offset increased ingredient costs and did not perceive a decline in demand.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. Outbound freight from our Freshpet Kitchens is managed by a national third party refrigerated and frozen human food manufacturer that delivers our product to grocery retailers in the United States. Additionally, we sell through third-party distributors for the mass, club, pet specialty and natural classes in the United States and Canada. As our sales volume increases, we expect our outbound freight costs to decrease as a percentage of net sales as we achieve benefits of scale.

Marketing & advertising. Our marketing and advertising expenses primarily consist of national television media, digital marketing, social media, and grass roots marketing to drive brand awareness. These expenses may vary from quarter to quarter depending on the timing of our marketing and advertising campaigns. We expect our marketing & advertising costs to decrease as a percentage of net sales as we leverage national advertising spend across a growing network of Freshpet Fridges.

Freshpet Fridge operating costs. Freshpet Fridge operating costs consist of repair costs, installation fees to third-party service providers, and depreciation. The purchase and installation costs for new Freshpet Fridges are capitalized and depreciated over the estimated useful life. All new refrigerators are covered by a manufacturer warranty for one to three years. We subsequently incur maintenance and freight costs for repairs and refurbishments handled by third-party service providers.

Research & development. Research and development costs consist of expenses to develop and test new products.

Brokerage. We utilize third-party brokers to assist with monitoring our Freshpet Fridges at the point-of-sale as well as representing us at headquarters for various customers. These brokers visit our retail customers’ store locations and ensure items are stocked, maintain Freshpet Fridge appearance, and replace missing price tags.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs. After the IPO, we expect to incur incremental annual costs of approximately $1.5 million to $2.0 million per year related to operating as a public company.

Selling, general and administrative costs as a percentage of net sales have decreased from 81.3% in 2012 to 62.7% in 2013, from 68.9% in the nine months ended September 30, 2013 to 59.8% in the nine months ended September 30, 2014, and from 68.6% in the three months ended September 30, 2013 to 54.2% in the three months ended September 30, 2014. We expect our selling, general, and administrative expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

Fees on Debt Guarantee

In connection with the $62.5 Million Revolver, we entered into a Fee and Reimbursement Agreement with certain stockholders who are also guarantors of the note. That agreement stipulates that we will pay each guarantor a contingent fee of 10% per annum of the amount each guarantor has committed to guarantee. The fees on debt guarantee recognized each period is a function of the outstanding note payable and the fair value of the underlying guarantee. The fees on debt guarantee liability will ultimately be settled in the form of shares of our Preferred Stock Series C at a price of $5.25 per share. We used a portion of the proceeds from the Debt Refinancing and the IPO to repay the borrowings under the $62.5

Million Revolver, relieving us of future fees on the debt guarantee. In addition, prior to the closing of the IPO, outstanding guarantee fees were converted into Preferred Stock Series C, which were then converted into common stock.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $132 million as of December 31, 2013, which expire between 2025 and 2033. We may be subject to certain limitations in our annual utilization of net operating loss carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2013, we had approximately $124 million of State of New Jersey NOLs, which expire between 2014 and 2033. At December 31, 2013, we had a full valuation allowance against our deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Nine months ended September 30,				Three months ended September 30,
	2014		2013		2014		2013
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
	(Dollars in thousands)
Consolidated Statements of Operations Data
Net sales	$62,256	100%	$45,430	100%	$22,520	100%	$16,699	100%
Cost of goods sold	32,016	51	24,656	54	11,646	52	9,422	56
Gross profit	30,240	49	20,774	46	10,874	48	7,277	44
Selling, general and administrative expenses	37,208	60	31,310	69	12,212	54	11,459	69
Loss from operations	(6,968)	(11)	(10,536)	(23)	(1,338)	(6)	(4,182)	(25)
Other expenses:
Other expenses	(194)	(0)	(93)	(0)	(109)	(0)	(64)	(0)
Fees on debt guarantee	(10,461)	(17)	(3,297)	(7)	(6,816)	(30)	(1,263)	(8)
Interest expense	(3,245)	(5)	(2,518)	(6)	(1,212)	(5)	(979)	(6)
Loss before income taxes	(20,868)	(34)	(16,444)	(36)	(9,475)	(42)	(6,488)	(39)
Income tax expense	(24)	(0)	(24)	(0)	(8)	(0)	(8)	(0)
Net loss	$(20,892)	(34)%	$(16,468)	(36)%	$(9,483)	(42)%	$(6,496)	(39)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Sales

The following table sets forth net sales by class of retail:

	Three months ended September 30,
	2014		2013
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Grocery and Mass (1)	$16,671,443	74%	$13,135,742	79%
Pet Specialty, Natural and Other (2)	5,848,229	26%	3,563,161	21%
Net Sales	$22,519,672	100%	$16,698,903	100%

(1)	Includes club retail class
(2)	Other sales represent less than 1% of net sales

Net sales increased $5.8 million, or 35%, to $22.5 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This increase was primarily driven by the growth in Freshpet Fridges store locations, which grew by 26% from 10,269 as of September 30, 2013 to 12,970 as of September 30, 2014. We also experienced velocity gains in Grocery and Mass, as well as Pet Specialty, Natural and Other channels during 2014.

Gross Profit

Gross profit increased $3.6 million, or 49%, to $10.9 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This increase was primarily driven by higher net sales and lower manufacturing costs per pound due to the completion of our new Freshpet Kitchens in Bethlehem, Pennsylvania in the fourth quarter of 2013. The increase was partially offset by higher depreciation of approximately $0.4 million related to the new manufacturing facility. As a result, gross profit margins increased to 48% for the three months ended September 30, 2014 compared to 44% in the same period in the prior year. We expect our gross profit margins to continue to increase as we realize efficiencies of scale with growing net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million or 7%, to $12.2 million for the three months ended September 30, 2014 as compared to the same period in the prior year. Key components of the increase in expense include additional outbound freight costs of $0.8 million on increased volume sold, and incremental operating expenses of $0.4 million. The increase was offset by a decrease of $0.4 million of marketing expenses. The increased operating expenses were primarily due to new hires, increased employee benefit costs, higher brokerage with growing sales, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 69% for the three months ended September 30, 2013 to 54% as compared to the same period in the prior year.

Loss from Operations

Loss from operations decreased $2.8 million, or 68%, to $1.3 million for the three months ended September 30, 2014 as compared to the same period in the prior year as a result of the factors mentioned above.

Fees on Debt Guarantee

Fees on debt guarantee expense increased $5.6 million to $6.8 million for the three months ended September 30, 2014 as compared to the same period in the prior year due to the change in the fair value of the fees on debt guarantee.

Interest Expense

Interest expense increased $0.2 million, or 24%, to $1.2 million for the three months ended September 30, 2014 as compared to the same period in the prior year due to an increase in borrowings for both working capital and capital expenditures for new refrigerators to support retail expansion and plant improvements.

Net Loss

Net loss increased $3.0 million, or 46%, to $9.5 million for the three months ended September 30, 2014 as compared to the same period in the prior year. Net loss was 39% of net sales for the three months ended September 30, 2014 as compared to a net loss of 42% of net sales for the same period in the prior year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Sales

The following table sets forth net sales by class of retail:

	Nine months ended September 30,
	2014		2013
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Grocery and Mass (1)	$46,522,636	74.7%	$35,610,217	78.4%
Pet Specialty, Natural and Other (2)	15,733,271	25.3%	9,820,237	21.6%
Net Sales	$62,255,907	100%	$45,430,454	100%

(1)	Includes club retail class
(2)	Other sales represent less than 1% of net sales

Net sales increased $16.8 million, or 37%, to $62.3 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. The number of stores carrying Freshpet products grew from 10,269 as of September 30, 2013 to 12,970 as of September 30, 2014, an increase of 26%. We also experienced velocity gains in Grocery and Mass as well as Pet Specialty, Natural and Other during 2014.

Gross Profit

Gross profit increased $9.5 million, or 46%, to $30.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. The increase was primarily driven by higher net sales and lower manufacturing costs per pound due to the completion of our new Freshpet Kitchens in Bethlehem, Pennsylvania in the fourth quarter of 2013, offset by higher depreciation of approximately $1.4 million related to the new manufacturing facility. As a result, gross profit margins increased to 49% for the nine months ended September 30, 2014 compared to 46% in the same period of the prior year. We expect our gross profit margins to expand as we realize operating leverage with increasing economies of scale of our Freshpet Kitchens.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.9 million or 19%, to $37.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs and brokerage of $2.1 million due to increased volume and sales, higher marketing expenses of $2.2 million and incremental operating expenses of $1.5 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, higher brokerage with growing sales, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 69% for 2013 to 60% for 2014.

Loss from Operations

Loss from operations decreased $3.6 million, or 34%, to $7.0 million for the nine months ended September 30, 2014 as compared to the same period in the prior year as a result of the factors discussed above.

Fees on Debt Guarantee

Fees on debt guarantee expense increased $7.2 million to $10.5 million for the nine months ended September 30, 2014 as compared to the same period in the prior year due to the change in the fair value of the fees on debt guarantee.

Interest Expense

Interest expense increased $0.7 million, or 29%, to $3.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year due to an increase in borrowings for both working capital and capital expenditures for new refrigerators to support retail expansion and plant improvements.

Net Loss

Net loss increased $4.4 million, or 27%, to $20.9 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. Net loss was 34% of net sales for the nine months ended September 30, 2014 as compared to a net loss of 36% of net sales for the same period in the prior year.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations, the proceeds from the IPO and other third- party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt documents.

Additionally, our ability to make payments on, and to refinance, our indebtedness and to fund planned expenditures for our growth plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

We believe that cash and cash equivalents, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

	As of September 30,
	2014	2013
	(Dollars in thousands)
Cash & Equivalents	$1,758	$1,589
Accounts Receivable, net	4,230	2,502
Inventory	6,866	5,281
Prepaid Expense and Other	215	154
Accounts Payable	10,658	8,102
Accrued Expenses	3,624	2,637
Working Capital	$397	$(1,215)

Working Capital consists of current assets net of current liabilities.

The increase in working capital for September 30, 2014 compared to September 30, 2013 is primarily due to increased cash, increased accounts receivable due to higher net sales, increased inventory due to a higher net sales run-rate, offset by increased net current liabilities. The increase in net current liabilities is due to timing of payments.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of September 30, 2014 our funding has consisted primarily of debt borrowings and private placements of capital stock. At September 30, 2014, our bank debt was $86.0 million. In the first nine months of 2014, we raised $6.6 million through the sale of preferred stock while also securing an additional $9.5 million of bank debt.

In November 2014, we closed our IPO, pursuant to which we sold 11,979,167 shares of common stock at an offering price of $15.00 per share, which included 1,562,500 shares of common stock sold as a result of the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of approximately $164.1 million after deducting underwriting discounts and estimated offering expenses.   In connection with the IPO, we redeemed the Preferred Stock Series B and paid down all outstanding debt and accrued interest for a total cash payment of $124.3 million.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	For the nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Cash at the beginning of period	$2,444	$1,633
Net cash used in operating activities	(3,484)	(8,695)
Net cash used in investing activities	(13,253)	(22,030)
Net cash flow from financing activities	16,051	30,681
Cash at end of period	$1,758	$1,589

Net Cash Used in Operating Activities.

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, fees on debt guarantee, depreciation and amortization, share based compensation, and issuance of common stock options for service).

For the nine months ended September 30, 2014, net cash used in operating activities was $3.5 million, which consisted of a net loss of $20.9 million, partially offset by $16.4 million of non-cash items and $1.0 million increase related to changes in operating assets and liabilities. The change in operating assets and liabilities is due to the increase of accounts payable and accrued expenses being greater than the increase in accounts receivable and inventory. The increase in accounts receivable and inventory is primarily due to growth in net sales, as well as an increase in the number of stores with a Freshpet fridge.

For the nine months ended September 30, 2013, net cash used for operating activities was $8.7 million and consisted of a net loss of $16.5 million, partially offset by $7.6 million of non-cash items and an increase of $0.2 million related to changes in operating assets and liabilities. The changes in operating assets and liabilities was due to the increase of net payables and accrued expense of $1.5 million being greater than the increase of other assets and inventories and accounts receivable of $1.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013 relates primarily to capital expenditures. Net cash used in investing activities was $13.3 million and $22.0 million for the respective periods. The capital spending during 2013 was mainly related to the purchase of various plant equipment for the new Freshpet Kitchens in Bethlehem, Pennsylvania, which was $12.7 million. Net cash used in investing activities for the nine months ended September 30, 2014 relates primarily to capital expenditures for fridge and plant capital cost.

Net Cash from Financing Activities

Net cash from financing activities was $16.1 million for the nine months ended September 30, 2014 and $30.7 million for the nine months ended September 30, 2013. The net cash from financing activities for the nine months ended September 30, 2014 related to $6.6 million of proceeds from the issuance of our preferred stock and $9.5 million related to increased borrowing of notes payable. The net cash from financing activities for the nine months ended September 30, 2013 was attributable to increases in notes payable.

Indebtedness

On September 4, 2014 we increased our $20.0 million revolving note payable (the “$20.0 Million Revolver”) to $22.0 million and drew the additional $2.0 million of available capacity on this facility (the “$2 Million Draw”). The $20.0 Million Revolver has a maturity date of October 31, 2015 with City National Bank and bears interest at either a LIBOR Rate plus 8% margin or a Base Rate plus 6%, depending on our election. Base Rate is defined as the rate of interest publicly quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks.” The $2 Million Draw matures on November 30, 2014 and has the same interest rate as our $20.0 Million Revolver. The loan is collateralized by substantially all of our assets. The loan agreement provides for the maintenance of various financial covenants. We are currently in compliance with these requirements. Borrowings under the revolver totaled $22.0 million at September 30, 2014. The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

In addition, in October 2014 we increased our $20.0 Million Revolver from $22.0 million to $27.0 million and drew an additional $2.0 million of the available capacity on this facility (the “Second $2 Million Draw”). The Second $2 Million Draw matures on April 30, 2015 and has the same interest rate as our $20.0 Million Revolver. The $2 Million Draw and Second $2 Million Draw were used for working capital.

We entered into a $62.5 million revolving note payable (the “$62.5 Million Revolver”) with a maturity date of May 1, 2016 with OneWest Bank. Subject to certain conditions, the maturity date may be extended until May 1, 2017 upon delivery of legal opinions stating that a major stockholder has the right to call capital up through May 1, 2017. The $62.5 Million Revolver bears interest at either a LIBOR Rate (LIBOR Adjusted Rate plus 3.25%) or a Base Rate (Base Rate plus 2.25%). Monthly, LIBOR Rate loans are payable at the end of the selected interest rate. The $62.5 Million Revolver is subordinated to the $20.0 Million Revolver except with respect to a first mortgage on the Bethlehem, Pennsylvania property. The $62.5 Million Revolver agreement provides for the maintenance of certain financial covenants. We are currently in compliance with these requirements. Borrowings on the $62.5 Million Revolver totaled $62.5 million as of September 30, 2014.

In connection with the $62.5 Million Revolver, we entered into a Fee and Reimbursement Agreement with certain stockholders who are also guarantors of the note.

Our indebtedness includes $1.5 million of notes issued to certain of our stockholders (the “Stockholder Note”). The Stockholder Note accrues interest compounded annually at a rate of 10%. The Stockholder Note and all accrued interest are due on December 23, 2020.

For every $16.39 that was borrowed in connection with the Stockholder Note, one share of common stock was issued to the lender. The unamortized discount associated with the debt equaled $346,150 as of September 30, 2014. The amortization expense of $41,538 is recorded within interest expense in the statement of operations and comprehensive loss. The accrued interest totaled $828,448 and $667,110 as of September 30, 2014 and December 31, 2013, respectively.

Debt Refinancing

On November 13, 2014, in connection with the completion of its IPO, the Company entered into senior secured credit facilities with City National Bank (the “Debt Refinancing”) comprising a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”). Any drawn Capex Commitments (the “Capex Loans”) will mature on the fifth anniversary of the execution of the Loan Agreement. Any undrawn Capex Commitments will expire on the second anniversary of the execution of the agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions.

We used a portion of the net proceeds from the Debt Refinancing and the IPO to repay the Stockholder Note, the $20.0 Million Revolver (including any additional draws) and the $62.5 Million Revolver.  Borrowings under the Credit Facilities will bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin will be 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to our leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. In addition, we will also be required to pay customary fees and expenses for the Credit Facilities.

The Credit Facilities will be secured by substantially all of our assets. The Loan Agreement will provide for the maintenance of various covenants, including financial covenants. The Loan Agreement will include events of default that are usual for facilities and transactions of this type.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Prospectus.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements or any holdings in variable interest entities.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of September 30, 2014, there was $84.5 million in outstanding borrowings under our $20.0 Million Revolver and $62.5 Million Revolver. A 1.0% increase or decrease in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of $0.9 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15 (d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Prospectus.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

b) Use of Proceeds

On November 6, 2014, our registration statement on Form S-1 (File No. 333-198724) was declared effective by the Securities and Exchange Commission for our IPO pursuant to which we sold an aggregate of 11,979,167 shares of our common stock at a price to the public of $15.00 per share. Goldman, Sachs & Co., Credit Suisse, Securities (USA) LLC., Robert W.Baird & Co. Incorporated, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey Inc., and Canaccord Genuity Inc. acted as underwriters. The offering did not terminate before all of the securities registered in the registration statement were sold. On November 13, 2014, we closed the sale of such shares, resulting in net proceeds to us of $164.1 million in net proceeds after deducting underwriting discounts of $12.6 million and $3.0 million of estimated fees and expenses related to the offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We used $90.0 million of the net proceeds to repay outstanding indebtedness. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Schema Documents
EX-101.CAL	XBRL Calculation Linkbase Document
EX-101.LAB	XBRL Labels Linkbase Document
EX-101.PRE	XBRL Presentation Linkbase Document
EX-101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on this 10th day of December 2014.

FRESHPET, INC.
/s/ Richard Thompson Richard Thompson
Chief Executive Officer and Director (Principal Executive Officer)
/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)