Form 10-K
period 2014-12-31
Freshpet, Inc.
filed 2015-03-31
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number 001-36729

Freshpet. Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1884894
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 Plaza Drive, 1st Floor Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

(201) 520-4000

(Registrant’s telephone number, including area code)

__________________

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed third fiscal quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock, par value $0.001, began trading on the NASDAQ Global Market on November 7, 2014.

As of March 27, 2015, 33,470,732 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2015 annual meeting of stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant’s year ended December 31, 2014.

Table of Contents

Freshpet, Inc.

Annual Report on Form 10-K

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	volatility in the price of our common stock; and
•	other factors discussed under the headings “Risk Factors”, “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet is disrupting the $22.5 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail including grocery, mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains including Albertsons, BJ’s, Kroger, Petco, PetSmart, Publix, Safeway, Target, Wal-Mart and Whole Foods. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2014, Freshpet Fridges were located in over 13,300 stores, and we believe there is an opportunity to install a Freshpet Fridge in at least 35,000 stores across North America.

Our Industry

We compete in the North American dog and cat food market, which had 2014 retail sales of over $22.5 billion and has grown at an average compounded annual growth rate of over 3% from 2007 to 2014, according to Euromonitor. According to the American Pet Products Association, or APPA, U.S. pet food spending is expected to continue to increase at a similar rate over the next 5 years. Of the total market, dog food, cat food, and treats & mixers accounted for retail sales of $12.1 billion, $6.8 billion, and $3.5 billion, respectively. The U.S. represented $20.8 billion or over 92% of North American dog and cat food sales. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns. Within the pet food market, premium and/or natural brands are gaining market share, according to Packaged Facts. According to a report from Packaged Facts, from 2008 to 2012, natural pet food in the United States grew at a compounded annual growth rate of 18% and is expected to grow at an annual rate of 17% for 2012 to 2017.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently over 84.6 million pet-owning households in the United States, according to the APPA. The percentage of U.S. households with dogs or cats (or both) has increased from 47.8% in 2006 to 52.3% in 2014. More U.S. households today have pets than have children, which we believe to be a result of demographic shifts and changing attitudes towards pets.

Pet humanization.    According to Packaged Facts, 83% of U.S. pet owners view their pets as members of the family. As pets are increasingly viewed as companions, friends, and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions. Nearly 80% of U.S. pet owners are as concerned about the quality of their pet’s food as they are about their own, according to Market researcher Mintel.

Increasing consumer focus on health & wellness.    Consumers are increasingly purchasing fresh, natural, and organic food products. According to Euromonitor, from 2002 to 2014, the U.S. natural and organic food market grew at a compound annual growth rate of over 9%, compared to the overall U.S. food market’s growth rate of 2.8%. We believe consumers are seeking simple, fresh and easy to understand food products from brands they trust and made with ingredients that are transparently sourced.

The pet food purchasing decision is underpinned by higher brand loyalty than many other consumer packaged goods categories. A consumer selecting a pet food brand resists frequent switching in order to avoid disrupting the pet’s diet, resulting in high repeat purchasing behavior. As a result, we believe that as consumers try fresh, refrigerated pet food, they are likely to become repeat users of the product.

Our Opportunity

Even though long-term consumer trends of pet humanization and health and wellness are well documented, conventional pet food sold as dry kibble or in wet cans has not changed substantially for decades. We believe that the pet food industry has not kept pace with how consumers think about food for their families, including their pets. As a result, consumers are searching for higher quality, less processed food for their dogs and cats—meals that measure up to today’s sensibilities of what actually constitutes “good food.” Freshpet was specifically designed to address this growing need with affordable offerings accessible to the average consumer.

Our Mission and Values

We started Freshpet with a single-minded mission—to bring the power of real, fresh food to our dogs and cats. And, we are committed to doing so in ways that are good for Pets, People and Planet.

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. We cook our fresh, nutritious pet food with the same care that we would take in preparing human food. Through the Freshpet Foundation, we support nutritional research in areas of prevention, care and treatment of diseases in dogs. Since founding Freshpet, we have donated over two million fresh meals to pets via shelters, charitable organizations and humane societies. Our team members get paid time off to pursue activities that help pets in their community. We also participate in Random Acts of Kindness to do our part to improve the lives of pets and pet parents.

People

People include our team members, our partners and pet parents. We treat our team members with respect and are committed to helping them develop professionally and personally. We try to be good partners with customers, distributors and suppliers by conducting business with honesty and transparency. Additionally, we strive to help pet owners by providing pet parenting resources.

Planet

We are committed to being socially responsible and minimizing our environmental impact. The electricity used in the Freshpet Kitchens is 100% wind-powered. We also strive to conserve energy by continually improving the efficiency of our Freshpet Fridges and partnering with freight and logistics providers committed to sustainable practices.

Our commitment to our values helps us engage with consumers, motivate our team members and attract strong partners, which allows us to fulfill our mission of delivering the best nutritional product choices to improve the well-being of our pets, enrich pet parents’ lives and contribute to communities. Freshpet—Pets, People, Planet.

Our Products

Our products consist of dog food, cat food and dog and cat treats. All Freshpet products are made according to our nutritional philosophy of fresh, meat-based nutrition and minimal processing. Our proprietary recipes include real, fresh meat and varying combinations of vitamin-rich vegetables, leafy greens and anti-oxidant rich fruits, without the use of preservatives, additives or artificial ingredients. Our unique product attributes appeal to diverse consumer needs across multiple classes of retail where Freshpet is sold. Consequently, our brand resonates across a broad cross-section of pet parent demographics.

All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Our products are available in multiple forms, including slice and serve rolls, bagged meals and tubs.

We also offer fresh and frozen treats across all classes of retail under the Dognation and Dog Joy labels, which accounted for 12% of total net sales in 2014.

Our Product Innovation

As the first and only manufacturer of fresh, refrigerated pet food distributed across North America, product innovation is core to our strategy. We take a fresh approach to pet food and are not constrained by conventional pet food products, attributes and production capabilities. We employ a tightly-knit, creative team of marketing and research and development professionals, and we consult with outside experts through our Nutrition Council, which includes leading microbiologists and veterinary nutritionists. Our team often identifies pet parents’ needs by evaluating emerging demand trends in both pet food and human food. Our fully equipped research and development facility located near the Freshpet Kitchens tests small batches of new recipes and tries out new cooking techniques. New products are refined iteratively with the help of consumer panel data to arrive at products that we believe can be commercially successful.

The success of our approach is evidenced by our broad product portfolio today. We began Freshpet by producing fresh, refrigerated slice and serve rolls, and over time have steadily expanded into successful new product forms including bags, tubs and treats. We also introduced new recipes and ingredients, such as proteins and grain-free options, never before seen in pet food that cater to the specific dietary requirements of pets.

For the year ended 2014, new product introductions since 2011 represented 37% of our net sales. We have a strong innovation pipeline, including entirely new product platforms, which expand the breadth of our fresh offerings. We expect that new product introductions will continue to meaningfully drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the only fresh, refrigerated pet food manufacturing facility in North America, the Freshpet Kitchens at Bethlehem, Pennsylvania. This 58,000 square foot facility completed in 2013 was built to human grade food standards and houses two production lines customized to produce fresh, refrigerated food. In 2014, over 95% of our product volume was manufactured by us. For manufacture of some low volume products, we strategically partner with a select group of contract manufacturers that operate human food manufacturing facilities.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. We use high quality food grade plastic packaging materials. Over 70% of our ingredients are sourced locally from within a 175 mile radius of the Freshpet Kitchens, 97% are from North America and none are sourced from China. We maintain rigorous standards for ingredient quality and safety. By volume, our largest input, antibiotic-free fresh chicken, represents approximately 50% of total ingredients. In order to retain operating flexibility and negotiating leverage, we do not enter into exclusivity agreements or long term commitments with any of our suppliers. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Outbound transportation from our facility is handled through a partnership with a leading human food manufacturer, which also warehouses and delivers our refrigerated products to grocery retail accounts across North America. This partnership is governed by a written agreement pursuant to which our products are stored and shipped on a cost-plus basis. As a result, as our volumes grow, we expect to be able to leverage our distribution costs. We use national and regional distributors to cover the mass, pet specialty and natural retail classes. Our agreements with other distributors are based on regional mutual exclusivity within each region for the fresh refrigerated pet category.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our company-owned manufacturing facility allows us to exercise significant control over production. Our quality assurance team includes nine professionals with significant experience in pet and human food production.

Our production processes are designed to meet science-based quality standards with documented plans for Hazard Analysis Critical Control Points and Hazard Analysis Risk Based Preventive Control to monitor established production controls, calibrate instruments, record data and perform corrective actions. Our on-site laboratory has microbial and composition testing capabilities. Quality control approvals are based on a positive release strategy, wherein a batch can only be shipped when it passes control point record reviews and laboratory testing. At the end of each working day, a third shift consisting of a cleaning crew sanitizes all equipment that is in contact with food material. Before commencing production the next day, quality assurance professionals swab equipment to test for potential contaminants.

Freshpet’s food safety program is certified at Safe Quality Food Level III, which is the highest standard determined under the Global Food Safety Initiative Benchmarks. We believe our systems and standards for product quality and safety can support our growth and ensure continued success in the market.

Our Customers and Distributors

We sell our products throughout North America, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in over 13,300 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 35,000 stores in North America. We sell our products through the following classes of retail: grocery, mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third party distributor. In 2014, our largest distributor by net sales, McLane Company, Inc., which sells to three of our customers, including Wal-Mart and Target, accounted for 22% of our net sales. No other distributor or customer accounted for more than 10% of our net sales in 2014.

The Freshpet Fridge

We sell our products through a growing network of company-owned branded refrigerators, the Freshpet Fridges. Our Freshpet Fridges are typically four feet wide by seven feet high, and replace standard shelving in the pet aisle or an end-cap of a retail store. Our Freshpet Fridge designs are constantly evolving with all new models featuring prominent edge-lit LED headers, LED interior lighting, crisp black interiors, and frameless glass swing doors for aesthetics and easy access. We use state-of-the-art refrigeration technology and environmentally friendly refrigerants to minimize energy consumption and environmental impact.

We design, produce, install and maintain the Freshpet Fridge through a combination of in-house resources and world-class partners. We source our Freshpet Fridges from three leading global commercial refrigerator manufacturers with whom we have a collaborative approach to refrigerator design and innovation. Once ordered by us, Freshpet Fridges are shipped to distribution centers for delivery and installation in retail stores.

Installation into retail locations and ongoing maintenance of the Freshpet Fridge is coordinated by Freshpet and executed through leading third-party service providers. All of our Freshpet Fridges are protected by a manufacturer warranty for one to three years. Our refrigerators are designed to be highly reliable, and at any given time less than 1% of the network is out of service for maintenance. Moreover, to ensure quality, cleanliness and appropriate in-stock levels, we employ brokerage partners to conduct a physical audit of the Freshpet Fridge network on an ongoing basis, with photographic results of every Freshpet Fridge in the network transmitted back to Freshpet and reviewed by members of our sales team.

We currently estimate less than 15 month cash-on-cash payback for the average Freshpet Fridge installation, calculated by comparing our total current costs for a refrigerator (including installation and maintenance) to our current margin on net revenues. We believe our attractive value proposition to retailers and pet parents will allow us to continue penetrating store locations of existing and new customers. The Freshpet Fridge provides a highly-visible merchandising platform, allows us to control how our brand is presented to consumers at point-of-sale and represents a significant point of differentiation from other pet food competitors.

Marketing and Advertising

Our marketing strategy is designed to educate consumers about the benefits of fresh refrigerated pet food and build awareness of the Freshpet brand. We deploy a broad set of marketing tools across television, digital and public relations to reach consumers through multiple touch points and increase product trials.

Our network of over 13,300 branded Freshpet Fridges in prominent locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. Since 2011, we have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. More recently, we have expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Facebook, Twitter and YouTube. Our public relations strategy includes event marketing and the use of our Freshpet truck to create buzz among pet parents at high pet traffic areas.

Our marketing strategy has allowed us to drive new consumers to our brand and develop a highly engaged community of users who actively advocate for Freshpet.

Competition

Pet food is a highly competitive industry. We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of The J.M. Smucker Company). We also compete with specialty and natural pet food manufacturers such as Colgate-Palmolive, Blue Buffalo and Merrick. In addition, we compete with many regional niche brands in individual geographic markets.

Given a North American retail landscape dominated by large retailers, with limited shelf space and a significant number of competing products, competitors actively support their brands through marketing, advertising, promotional spending and discounting.

Competitive factors in the pet food industry include product quality, ingredients, brand awareness and loyalty, product variety, product packaging and design, reputation, price, advertising, promotion and nutritional claims. We believe that we compete effectively with respect to each of these factors. Moreover, our fresh, refrigerated product offering and secured shelf space in the form of the Freshpet Fridge offer significant advantages against competitors.

Team Members

As of December 31, 2014, we had 162 employees all of whom are located in the United States. None of our employees is represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094. Our telephone number is (201) 520-4000.

Website Information

The address of our corporate website is www.freshpet.com. Our Annual Report on Form 10-K, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Trademarks and Other Intellectual Property

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States

Patent and Trademark Office including, among others, Freshpet, Vital, Nature’s Fresh, Roasted Meals, Freshpet Dog Joy Treats and Dognation.

We believe that our intellectual property has substantial value and has significantly contributed to our success to-date. We are continually developing new technology and enhancing proprietary technology related to our pet food, Fridges and manufacturing operations.

We also rely on unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

Government Regulation

Along with our brokers, distributors, and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the FTC, the FDA, the USDA, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States. We are also subject to the laws of Canada, including the Canadian Food Inspection Agency, as well as provincial and local regulations.

We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Information Systems

We employ a comprehensive enterprise resource planning (ERP) system provided and supported by a leading global software partner. This system covers order entry, customer service, accounts payable, accounts receivable, purchasing, asset management and manufacturing. Our order management process is automated via Electronic Data Interchange with virtually all our customers, which feeds orders directly to our ERP platform. From time to time, we enhance and complement the system with additional software. We are currently expanding our ERP system with a Warehouse Management System which will allow us to improve tracking and management of ingredients, streamline manufacturing and provide the ability to ship direct to customers. We expect the system to be operational during the first half of 2015.

We backup data every hour and store a copy locally for immediate restoration if needed. All data is transmitted to a secure offsite cloud storage service daily for disaster recovery needs. We believe our systems infrastructure is scalable and can support our future growth.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you purchase our common stock, you should carefully consider the risks described below and the other information contained in this prospectus, including our consolidated financial statements and accompanying notes. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution by installing new Freshpet Fridges, attracting new consumers to our brand and launching new products. Our ability to increase awareness, consumer trial and adoption of our products, and to implement this growth strategy depends, among other things, on our ability to:

•	partner with customers to secure space for our Freshpet Fridges;
•	implement our marketing strategy;
•	develop new product lines and extensions;
•	partner with distributors to deliver our products to customers;
•	continue to compete effectively in multiple classes of retail, including grocery, mass, club, pet specialty and natural; and
•	expand and maintain brand loyalty.

We may not be able to successfully implement our growth strategy or to grow consistently from period to period. Our business, financial condition and results of operations will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We expect to need capital in the future, and we may not be able to generate sufficient cash flow or raise capital on acceptable terms to meet our needs.

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations, the proceeds from our initial public offering, our credit facilities, and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt documents.

Additionally, our ability to make payments on and to refinance our indebtedness and to fund planned expenditures for our growth plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

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

Failure to retain our senior management may adversely affect our operations.

Our success is substantially dependent on the continued service of certain members of our senior management, including Richard Thompson, our Chief Executive Officer. These members of senior management have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, customers and consumers. The loss of the services of any of these employees could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline.

If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. Consumer or customer concerns (whether justified or not) regarding the safety of our products could adversely affect our business. A product recall or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products may also result in adverse publicity, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We also may be subject to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending the claims rather than operating our business.

The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our net sales. During 2014, ten customers, who purchase either directly from us or through third party distributors, collectively accounted for more than 68% of our net sales. Wal-Mart and Target (which purchase through a distributor) are the only customers who accounted for more than 10% of our net sales during 2014. These percentages may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are generally not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade spending programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must execute effective and efficient marketing investments and trade spending programs with respect to our businesses overall to sustain our competitive position in our markets. Marketing investments may be costly. Additionally, we may, from time to time, change our marketing and trade spending strategies, including the timing, amount or nature of television advertising and related promotional programs. The sufficiency and effectiveness of our marketing and trade spending practices is important to our ability to retain or improve our market share or margins. If our marketing and trade spending programs are not successful or if we fail to implement sufficient and effective marketing and trade spending programs, our business, financial condition and results of operations may be adversely affected.

The growth of our business depends on our ability to introduce new products and improve existing products in anticipation of changes in consumer preferences and demographics.

Our business is focused on the development, manufacture, marketing and distribution of pet food products. If consumer demand for our products decreased, our business would suffer. Sales of pet food products are subject to evolving consumer preferences and changing demographics. A significant shift in consumer demand away from our products or a decline in pet ownership could reduce our sales or the prestige of our brand, which would harm our business, financial condition and results of operations.

A key element of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences and demographics, the technical capability of our product development staff in developing and testing product prototypes, including complying with governmental regulations, and the success of our management and sales team in introducing and marketing new products. Failure to develop and market new products that appeal to consumers could negatively impact our business, financial condition and results of operations.

Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. Efforts to accelerate our innovation may exacerbate risks associated with innovation. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business, financial condition and results of operations could be harmed.

Limited manufacturing capacity could have a material adverse effect on our business, financial condition, and results of operations.

All of the products we manufacture in-house are processed through our Freshpet Kitchens in Bethlehem, Pennsylvania, which we believe is North America’s only fresh, refrigerated pet food manufacturing facility. Accordingly, we have limited available manufacturing capacity to meet our quality standards. An unforeseen event, such as a natural disaster or work stoppage, at our Freshpet Kitchens could significantly limit our manufacturing capacity.

Accurate forecasting of sales demand is critical to ensuring available capacity. Our forecasts are based on multiple assumptions, which may cause our estimates to be inaccurate, affecting our ability to obtain adequate manufacturing capacity. Our current plans to meet expected production needs rely in large part on the successful expansion of our Freshpet Kitchens. Any substantial delay may hinder our ability to produce all of the product needed to meet orders and achieve financial performance.

If our growth exceeds our expectations, we may not be able to increase our own manufacturing capacity to, or obtain contract manufacturing capacity at, a level that meets demand for our products, which could prevent us from meeting increased customer demand and harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets, and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business, financial condition and results of operations.

Government regulation, scrutiny, warnings and public perception could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition, many states have adopted the Association of American Feed Control Officials’ model pet food regulations or variations thereof, which generally regulate the information manufacturers provide about pet food. Complying with government regulation can be costly or may otherwise adversely affect our business. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Our business may be subject to false marketing claims.

From time to time we may be subject to claims from competitors or consumers, including consumer class actions, alleging that our product claims are deceptive. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Whether or not a false marketing claim is successful, such assertions could have an adverse effect on our business, financial condition and results of operations, and the negative publicity surrounding them could harm our reputation and brand image.

Adverse weather conditions, natural disasters, pestilences and other natural conditions can disrupt our operations, which can adversely affect our business, financial condition and results of operations.

The ingredients that we use in the production of our products (including, among others, meat, vegetables, fruits, carrageenans, whole grains, vitamins and minerals) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, fires, earthquakes, tornadoes and pestilences. Adverse weather conditions may be impacted by climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supply of ingredients, lower recoveries of usable ingredients, increase the prices of our ingredients, increase our transportation costs or increase our cost of storing ingredients if harvests are accelerated and processing capacity is unavailable. Additionally, the growth of crops, as well as the manufacture and processing of our products, requires significant amounts of water. Drought or other causes of a reduction of water in aquifers may affect availability of water, which in turn may adversely affect our results of operations. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supply of ingredients is reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for ingredients or other inputs could also adversely affect our business, financial condition and results of operations as described in “—The inputs, commodities, and ingredients that we require are subject to price increases and shortages that could adversely affect our results of operations.”

Additionally, adverse weather conditions, natural disasters or other natural conditions affecting our operating activities or major facilities could cause an interruption or delay in our production or delivery schedules and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. If our operations are damaged by a fire, flood or other disaster, for example, we may be subject to supply or delivery interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business, financial condition and results of operations.

If we fail to develop and maintain our brand, our business could suffer.

We believe that developing and maintaining our brand is critical to our success. The importance of our brand recognition may become even greater as competitors offer more products similar to ours. Our financial success is directly dependent on consumer perception of our brand. Our brand-building activities involve providing high-quality products, increasing awareness of our brand, creating and maintaining brand loyalty and increasing the availability of our products.

The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract customers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we fail to maintain the favorable perception of our brands, our business, financial condition and results of operations could be negatively impacted.

The pet food product category in which we participate is highly competitive. If we are unable to compete effectively, our results of operations could be adversely affected.

The pet food product category in which we participate is highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. We face strong competition from competitors’ products that are sometimes sold at lower prices. Price gaps between our products and our competitors’ products may result in market share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products, including fresh, refrigerated pet food, that are more attractive to customers or consumers than our products. These competitors may also prove to be more successful in marketing and selling their products or may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

If the operating capacity or reputation of our Freshpet Fridges is harmed, our business, financial condition and results of operations may suffer.

Our success depends on our network of company-owned branded refrigerators, known as Freshpet Fridges. If the operating capacity of our Freshpet Fridges is harmed by external factors, such as adverse weather or energy supply, or internal factors, such as faulty manufacturing or insufficient maintenance, our products contained in those fridges may be damaged and need to be discarded. In addition, if our Freshpet Fridges fail to operate as intended, for any reason, the reputation of our Freshpet Fridges with customers and the reputation of our brand with consumers may decline. In such event, customers may choose to discontinue, or not to expand, their use of Freshpet Fridges and our products and consumers may choose to forgo purchasing our products. Additionally, growing concern about the environmental impact of refrigerators could likewise harm the reputation of our Freshpet Fridges with customers and our brand with consumers. Any such harm to the operating capacity or reputation of our Freshpet Fridges could adversely affect our business, financial condition and results of operations.

If we are not successful in protecting our intellectual property rights, our business, financial conditions and results of operations may be harmed.

We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our intellectual property rights as well as the intellectual property of third parties with respect to which we are subject to non-use and non-disclosure obligations. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. The steps we take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others may not be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business, financial condition and results of operations.

Our brand names and trademarks are important to our business, and we have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in the loss of brand recognition and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We rely on unpatented proprietary know-how in the areas of recipes, ingredients sourcing, cooking techniques, packaging, transportation and delivery. It is possible that others will independently develop the same or similar know-how or otherwise obtain access to our proprietary knowhow. To protect our trade secrets and other proprietary know-how, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection in the event of any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our recipes, methods and other know-how, we could be materially adversely affected.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs. Failure to implement such initiatives could adversely affect our results of operations.

Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depend significantly on our efforts to control our operating costs. Because many of our costs, such as energy and logistics costs, packaging costs and ingredient, commodity and raw product costs, are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency or other initiatives. If we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our business, financial condition and results of operations could be adversely affected.

The inputs, commodities, and ingredients that we require are subject to price increases and shortages that could adversely affect our results of operations.

The primary inputs, commodities, and ingredients that we use include meat, vegetables, fruits, carrageenans, whole grains, vitamins, minerals, packaging and energy (including wind power). Prices for these and other items we use may be volatile, and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather conditions, natural disasters, currency fluctuations, governmental regulations (including import restrictions), agricultural programs or issues, energy programs, labor strikes and the financial health of our suppliers. Input, commodity, and ingredient price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse effect on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both ingredients and finished product. If we are not able to implement our productivity initiatives or increase our product prices to offset price increases of our inputs, commodities, and ingredients, as a result of consumer sensitivity to pricing or otherwise, or if sales volumes decline due to price increases, our results of operations could be adversely affected. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and negatively impact our business, financial condition and results of operations.

If the ingredients we use in our products are contaminated, alleged to be contaminated or are otherwise rumored to have adverse effects, our results of operations could be adversely affected.

We buy our ingredients from third-party suppliers. If these materials are alleged or prove to include contaminants that affect the safety or quality of our products or are otherwise rumored to have adverse effects, for any reason, we may need to find alternate ingredients for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations. Additionally, if this occurs after the affected product has been distributed, we may need to withdraw or recall the affected product and we may experience adverse publicity or product liability claims. In either case, our business, financial condition and results of operations could be adversely affected.

Restrictions imposed in reaction to outbreaks of animal diseases could have a material adverse effect on our business, financial condition and results of operations.

The cost of the protein-based ingredients we use in our products has been adversely impacted in the past by the publicity surrounding animal diseases, such as bovine spongiform encephalopathy, or “mad cow disease.” As a result of extensive global publicity and trade restrictions imposed to provide safeguards against mad cow disease, the cost of alternative sources of the protein-based ingredients we use in our products, such as soybeans, pork meat and bone meal, has from time to time increased significantly and may increase again in the future if additional cases of mad cow disease are found.

If mad cow disease or other animal diseases, such as foot-and-mouth disease or highly pathogenic avian influenza, also known as “bird flu,” impacts the availability of the protein-based ingredients we use in our products, we may be required to locate alternative sources for protein based ingredients. Those sources may not be available to sustain our sales volumes, may be more costly and may affect the quality and nutritional value of our products. If outbreaks of mad cow disease, foot-and-mouth disease, bird flu or any other animal disease or the regulation or publicity resulting therefrom impacts the cost of the protein-based ingredients we use in our products, or the cost of the alternative protein-based ingredients necessary for our products as compared to our current costs, we may be required to increase the selling price of our products to avoid margin deterioration. However, we may not be able to charge higher prices for our products without negatively impacting future sales volumes.

We rely on co-packers to provide our supply of treat products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-packing agreements could adversely affect our results of operations.

We have supply agreements with co-packers that require them to provide us with specific finished products. We rely on co-packers as our sole-source for treat products. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of a co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-packing agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-packing arrangement with another provider. During an economic downturn, our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-packing arrangement may not be available on terms as favorable to us as the existing co-packing arrangement, if at all.

If we do not manage our supply chain effectively, including inventory levels, our business, financial condition and results of operation may be adversely affected.

The inability of any supplier, co-packer, third-party distributor or transportation provider to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Failure by our transportation providers to deliver our products on time or at all could result in lost sales.

We use third-party transportation providers for our product shipments. We rely on one such provider for almost all of our shipments. Transportation services include scheduling and coordinating transportation of finished products to our customers, shipment tracking and freight dispatch services. Our use of transportation services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, including keeping our products adequately refrigerated during shipment. Any such change could cause us to incur costs and expend resources. Moreover, in the future we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our business, financial condition and results of operations.

If we are unable to maintain or increase prices for our products, our results of operations may be adversely affected.

We rely in part on price increases to neutralize cost increases and improve the profitability of our business. Our ability to effectively implement price increases or otherwise raise prices for our products can be affected by a number of factors, including competition, our competitors’ pricing and marketing, aggregate industry supply, category limitations, market demand and economic conditions, including inflationary pressures. During challenging economic times, our ability to increase the prices of our products may be particularly constrained. Additionally, customers may pressure us to rescind price increases that we have announced or already implemented (either through a change in list price or increased promotional activity). If we are unable to maintain or increase prices for our products (or must increase promotional activity), our results of operations could be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase (which may result from a customer response or otherwise), our business, financial condition and results of operations could be adversely affected.

We may face difficulties as we expand into countries in which we have no prior operating experience.

We may choose to expand our global footprint by entering into new markets. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, financial condition and results of operations.

Unionization activities or labor disputes may disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs.

As an employer, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Such actions, if brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition and results of operations.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions may impact distributor, customer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, customers, consumers and creditors may suffer. Consumers have access to lower-priced offerings and, during economic downturns, may shift purchases to these lower-priced or other perceived value offerings. Customers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, customers significantly reduced their inventories, and inventory levels have not returned to, and are not expected to return to, pre-downturn levels. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or concerns regarding climate change may increase environmental regulation and environmental risks.

As a result of our agricultural and food processing operations, we are subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. Changes in environmental conditions may result in existing legislation having a greater impact on us. Additionally, we may be subject to new legislation and regulation in the future. For example, increasing concern about climate change may result in additional federal and state legal and regulatory requirements to reduce or mitigate the effects of green-house gas emissions. Compliance with environmental legislation and regulations, particularly if they are more aggressive than our current sustainability measures used to monitor our emissions and improve our energy efficiency, may increase our costs and adversely affect our results of operations. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business, financial condition and results of operations could be negatively impacted.

Intellectual property infringement or violation claims may adversely impact our results of operations.

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, the risk of such claims may be exacerbated. Any such claims, even those without merit, could (i) require us to expend significant resources, (ii) cause us to cease making or using products that incorporate the challenged intellectual property, (iii) require us to redesign, reengineer or rebrand our products or packaging, including our Freshpet Fridges located in over 13,300 retail stores, (iv) divert management’s attention and resources or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, which may not be available to us on acceptable terms or at all. Any of such events may adversely impact our business, financial condition and results of operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and viruses. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition and results of operations.

If we are unable to substantially utilize our net operating loss carryforward, our financial results will be adversely affected.

As of December 31, 2014, we had federal net operating loss (“NOLs”) carryforwards of approximately $163.0 million and state NOLs of approximately $124.5 million. In general, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its prechange NOLs, to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a private company, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore were not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a publicly traded company, we are now required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following this offering.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of installation of new Freshpet Fridges and related expenses;
•	profitability of our Freshpet Fridges, especially in new markets;
•	changes in interest rates;
•	impairment of long-lived assets;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to the consumption of products we serve;
•	changes in consumer preferences and competitive conditions;
•	expansion to new markets;
•	increases in infrastructure costs; and
•	fluctuations in commodity prices.

As a result of these factors, our quarterly and annual operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

The price of our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including those described under “—Risks Related to Our Business and Industry” and the following:

•	our operating performance and the performance of our competitors or pet food companies in general;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
•	global, national or local economic, legal and regulatory factors unrelated to our performance;
•	the number of our shares publicly traded
•	future sales of our common stock by our officers, directors and significant stockholders;
•	the arrival or departure of key personnel; and
•	other developments affecting us, our industry or our competitors.

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and results of operations, and those fluctuations could materially reduce our common stock price.

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

As of December 31, 2014 we had 33,468,342 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

In the future, we may issue additional shares of common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. Any future sales of our common stock, or the perception that such sales may occur, could negatively impact the price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock prices and trading volume to decline.

Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.

As of December 31, 2014, MidOcean and Freshpet Investors LLC own approximately 26.0% and 18.8%, respectively, of our common stock. As a result, MidOcean and Freshpet Investors LLC could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority stockholder approval.

In addition, persons associated with MidOcean and Freshpet Investors LLC currently serve on our Board of Directors. The interests of MidOcean and Freshpet Investors LLC may not always coincide with the interests of the other holders of our common stock, and the concentration of control in MidOcean and Freshpet Investors LLC will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of MidOcean and Freshpet Investors LLC may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders. Therefore, the concentration of voting power among MidOcean and Freshpet Investors LLC may have an adverse effect on the price of our common stock. We may also take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment to decline.

We have no current plans to pay dividends for the foreseeable future.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant. Our ability to pay dividends may also be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change our management.

Our Certificate of Incorporation and Bylaws and Delaware law contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. For example, we will have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our Board of Directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

Under our Certificate of Incorporation, individuals or entities that bring certain claims or join such claims may be obligated to reimburse the Company for the expenses it reasonably incurs in connection with such actions if the claim proves unsuccessful.

Our Certificate of Incorporation provides, to the fullest extent permitted by law, in the event that any person or entity (the “Claimant”) (x) initiates or asserts (1) any derivative action or proceeding brought on behalf of the Company, (2) any claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or its stockholders, (3) any action against the Company or any of its directors, officers, employees or agents arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our Certificate of Incorporation or our Bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine (each of the foregoing, a “Claim”), or joins any such Claim as a named party, and (y) does not thereby obtain a judgment on the merits that substantially achieves the full remedy or relief sought in the Claim, such Claimant shall be jointly and severally obligated to reimburse the Company for all fees, costs and expenses (including attorneys’ fees and the fees of experts) actually and reasonably incurred by the Company in defending such Claim. This provision of our Certificate of Incorporation may deter stockholder litigation that may be in the best interests of the Company or our stockholders.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of this offering, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board of Directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 30 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both, and may result in future Section 382 limitations that could reduce the rate at which we utilize our NOL carryforwards. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Secaucus, New Jersey and consists of approximately 14,815 square feet of office space and is subject to a lease agreement that expires on January 31, 2017.

We own the Freshpet Kitchens, our manufacturing facility in Bethlehem, Pennsylvania, which consists of approximately 58,470 square feet. We are currently in the process of expanding our Freshpet Kitchens site in two phases. The first phase will add an additional 7,600 square feet, and the second phase 28,000 square feet. We lease a manufacturing facility in Quakertown, Pennsylvania, which consists of approximately 6,500 square feet. The lease agreement expires on June 30, 2015, and we do not expect to renew it as we consolidate all in-house manufacturing at the Freshpet Kitchens. We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issues purchases of equity secuitties

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “FRPT” on November 7, 2014. Prior to that date, there was no public market for our common stock. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market for our only full quarterly period since our IPO.

	High	Low
Fourth Quarter (from November 7, 2014)	$19.45	$14.23

The number of stockholders of record of our common stock as of March 27, 2015 was 130. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

Since we became a publicly traded company on November 7, 2014, we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors in accordance with applicable laws and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant.

Use of Proceeds from Public Offering of Common Stock

As previously disclosed on November 6, 2014, our registration statement on Form S-1 (File No. 333-198724) was declared effective by the Securities and Exchange Commission for our IPO pursuant to which we sold an aggregate of 11,979,167 shares of our common stock at a price to the public of $15.00 per share. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.

Issuer Purchases of Equity Securities

None.

Stock Price Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Freshpet,Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the period from November 7, 2014 (the date our common stock commenced trading on the NASDAQ) through December 31, 2014. Although our common stock was initially listed at $15.00 per share on the date our common stock was first listed on the NASDAQ, November 7, 2014, the $15.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $19.11 on November 7, 2014 and in the NASDAQ Composite and the Russell 3000 on November 7, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	11/07/2014	11/28/2014	12/31/2014
Freshpet	FRPT	$100.00	$87.44	$89.27
NASDAQ Composite	IXIC	100.00	103.43	102.23
Russell 3000	RUA	100.00	101.62	101.45

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

We derived the consolidated statements of operations data for the fiscal years ended December 31, 2014, 2013, and 2012, and the consolidated balance sheets data as of December 31, 2014 and 2013 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated balance sheets data as of December 31, 2012, have been derived from our audited consolidated financial statements not included in this filing.

	Year ended December 31,
	2014	2013	2012
Consolidated Statement of Operations Data	(Dollars in thousands except share and per share data)
Net sales	$86,764	$63,151	$43,519
Cost of goods sold	44,546	35,958	22,881
Gross profit	42,218	27,193	20,638
Selling, general and administrative expenses	48,636	39,574	35,385
Loss from operations	(6,418)	(12,381)	(14,747)
Other expenses	(328)	(538)	(344)
Fees on debt guarantee (1)	(25,937)	(5,245)	(1,895)
Interest expense	(4,614)	(3,492)	(1,638)
Loss before income taxes	(37,297)	(21,656)	(18,624)
Income tax expense	(42)	(31)	(32)
Net loss	(37,339)	(21,687)	(18,656)
Preferred stock dividends on Series B and Series C (2)	(11,286)	(8,596)	(7,954)
Additional loss to common stockholders upon conversion of Series C Preferred Stock into common stock (3)	(82,655)	—	—
Net loss attributable to common stockholders	$(131,280)	$(30,283)	$(26,610)
Net loss per share
Basic	$(9.63)	$(2.91)	$(2.56)
Diluted	$(9.63)	$(2.91)	$(2.56)
Weighted Average shares of common stock outstanding:
Basic	13,632,042	10,415,014	10,413,467
Diluted	13,632,042	10,415,014	10,413,467

	Year ended December 31,
Other Financial Data	2014	2013	2012
	(Dollars in thousands)
Freshpet Fridge store locations at period end
Grocery	6,130	5,367	4,565
Pet	3,979	3,051	2,737
Mass	3,035	2,247	1,181
Natural	242	171	31
Total Freshpet Fridge store locations at Period End	13,386	10,836	8,514
EBITDA (4)	$(321)	$(6,974)	$(10,363)
Adjusted EBITDA (4)	5,515	(192)	(6,096)
Capital Expenditures:
Freshpet Kitchens and other plant capital expenditures	2,226	12,987	13,298
Freshpet Fridge and other capital expenditures	14,905	11,656	13,097
Total cash outflows of capital expenditures	17,131	24,643	26,395

	Year ended December 31,
Consolidated Balance Sheet Data	2014	2013	2012
	(Dollars in thousands)
Cash and cash equivalents	$36,259	$2,445	$1,633
Working capital (5)	41,863	3,435	(3,111)
Total assets	112,462	62,617	44,094
Total debt	—	76,112	44,057
Redeemable preferred stock:
Series B	—	30,728	26,513
Series C	—	70,463	61,103
Total stockholders’ equity (deficit)	$103,393	$(131,058)	$(101,804)
(1)

Represents fees paid to certain stockholders for acting as guarantors for a portion of our prior payment obligations under the $62.5 million revolving note payable (the “$62.5 Million Revolver”). Pursuant to a Fee and Reimbursement Agreement, the Company was obligated to pay each guarantor a contingent fee equal to 10% per annum of the amount each guarantor committed to guarantee. Portions of the proceeds from our IPO and related debt refinancing were used to repay the borrowings under the $62.5 Million Revolver, relieving us of our future fees on the debt guarantee. Concurrently, with the closing of the IPO, the outstanding guarantee fees were converted into shares of our Series C Preferred Stock, par value $0.001 (the “Series C Preferred Stock”), which were then converted into common stock. See our consolidated financial statements and the notes thereto for additional information.

(2)

Represents dividends associated with our redeemable Series B and Series C preferred stock. Holders of Series B Preferred Stock (the “Series B Preferred Stock”) were entitled to receive dividends payable in additional fully paid and non-assessable shares of Series B Preferred Stock at a rate per annum of 15% of the original issue price. Such dividends were to be fully cumulative from the first day of issuance and accrued without interest on both the initial Series B Preferred Stock obtained and shares obtained via dividend, on a quarterly basis. Holders of Series C Preferred Stock (the “Series C Preferred Stock”) were entitled to dividends at a rate of 8% per annum of the Series C Preferred Stock original issue price. Once the Series C Preferred Stock was converted to Common Stock, the accrued dividends that had not been declared by the Board of Directors were relinquished.

(3)

Immediately prior to the conversion of Series C Preferred Stock to Common Stock, the Series C Preferred Stock were fair valued utilizing the Common Stock share price at the date of conversion. The difference between fair value and book value was recorded as net loss attributable to common stockholders

(4)

EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with U.S. generally accepted accounting principles, or GAAP. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense (including fees on debt guarantee, which we believe were a cost of our prior financing arrangement akin to interest expense), and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, new plant startup expense and processing, share based compensation and launch expenses.

We present EBITDA and Adjusted EBITDA because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to net loss set forth below, provides a more complete understanding of our business than could be obtained absent this disclosure. We use EBITDA and Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as sales, gross profit margins, and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

Adjusted EBITDA is further utilized for our covenant requirements under our credit agreement, and additionally as an important component of internal budgeting and setting management compensation.

EBITDA and Adjusted EBITDA are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed below.

EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net loss, income from operations or any other measure of financial performance calculated and prescribed in accordance with GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do.

Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that both EBITDA and Adjusted EBITDA have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

—our capital expenditures or future requirements for capital expenditures;

—

the interest expense (including fees on debt guarantee, which we believe are a cost of our financing arrangement and are akin to interest expense), or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

—

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does EBITDA or Adjusted EBITDA reflect any cash requirements for such replacements; and

—changes in or cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes (i) non-cash stock based compensation expense, which is and will remain a key element of our overall long term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and uncapitalizable freight costs associated with Freshpet Fridge replacements. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss which is the most directly comparable financial measure presented in accordance with GAAP:

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net loss	$(37,339)	$(21,687)	$(18,656)
Fees on debt guarantee (a)	25,937	5,245	1,895
Depreciation and amortization	6,425	5,945	4,728
Interest expense	4,614	3,492	1,638
Income tax expense	42	31	32
EBITDA	(321)	(6,974)	(10,363)
Loss on disposal of equipment	309	503	333
Launch expense (b)	3,513	3,305	2,815
New plant start up expenses and processing (c)	113	1,996
Noncash stock based compensation (d)	1,564	978	1,119
Warrant fair valuation (e)	337	—	—
Adjusted EBITDA	$5,515	$(192)	$(6,096)
(a)

Represents fees paid to certain stockholders for acting as guarantors for a portion of our prior payment obligations under the $62.5 Million Revolver. Pursuant to a Fee and Reimbursement Agreement, the Company was obligated to pay each guarantor a contingent fee equal to 10% per annum of the amount each guarantor committed to guarantee. Portions of the proceeds from our IPO and related debt refinancing were used to repay the borrowings under the $62.5 Million Revolver, relieving us of our future fees on the debt guarantee. Concurrently, with the closing of the IPO, the outstanding guarantee fees were converted into shares of our Series C Preferred Stock, which were then converted into common stock. See our consolidated financial statements and the notes for additional information.

(b)

Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the uncapitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(c)

Represents additional operating costs incurred in 2013 and in the first quarter of 2014 in connection with the opening of our new primary manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

(d)	Represents non-cash stock based compensation expense.
(e)	Represents the change of fair value for the outstanding warrants.

(5)	Represents current assets minus current liabilities.

ITEM 7.—Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in “Risk Factors.” The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included elsewhere in this report, as well as the information presented under “Selected Financial Data.”

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Over the last nine years, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 13,300 retail stores as of December 31, 2014. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Continued innovation and new product introductions. New products introduced since 2011 represented 37% of our net sales in 2014. From time to time, we review our product line and may remove products that are not meeting sales or profitability goals.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, spoils, and inbound freight. The construction of our scalable manufacturing facility in Bethlehem, Pennsylvania was completed in November 2013, essentially replacing our Quakertown, Pennsylvania facility, and has significantly improved our production efficiency. Growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

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

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits which include stock compensation, as well as corporate general & administrative costs. We expect to incur incremental annual costs of approximately $2.0 million to $2.3 million per year related to operating as a public company.

Selling, general and administrative costs as a percentage of net sales have continued to decrease from 81.3% in 2012, 62.7% in 2013, and 56.1% in 2014. We expect our selling, general, and administrative expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

Fees on Debt Guarantee

In connection with the $62.5 Million Revolver, we entered into a Fee and Reimbursement Agreement with certain stockholders. That agreement stipulated that we pay each guarantor a contingent fee of 10% per annum of the amount each guarantor committed to guarantee. The fees on debt guarantee recognized in each period was a function of the outstanding note payable and the fair value of the underlying guarantee. We used a portion of the proceeds from the IPO and the related debt refinancing to repay the borrowings under the $62.5 Million Revolver, relieving us of future fees on the debt guarantee. The fees on debt guarantee liability were settled in the form of shares of our Series C Preferred Stock at a price of $5.25 per share, which were then converted into shares of common stock at a 1-to-0.7396 ratio.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $163.0 million as of December 31, 2014, which expire between 2025 and 2034. We may be subject to certain limitations in our annual utilization of net operating loss carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2014, we had approximately $124.5 million of State NOLs, which expire between 2015 and 2034. At December 31, 2014, we had a full valuation allowance against our deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Twelve months ended December 31,
	2014	2013	2012	2014	2013	2012
	Amount	Amount	Amount	Percent of Net Sales	Percent of Net Sales	Percent of Net Sales
Consolidated Statements of Operations Data
Net sales	$86,764	$63,151	$43,519	100%	100%	100%
Cost of goods sold	44,546	35,958	22,881	51	57	53
Gross profit	42,218	27,193	20,638	49	43	47
Selling, general and administrative expenses	48,636	39,574	35,385	56	63	81
Loss from operations	(6,418)	(12,381)	(14,747)	(7)	(20)	(34)
Other expenses:
Other expenses	(328)	(538)	(344)	(0)	(1)	(1)
Fees on debt guarantee	(25,937)	(5,245)	(1,895)	(30)	(8)	(4)
Interest expense	(4,614)	(3,492)	(1,638)	(5)	(6)	(4)
Loss before income taxes	(37,297)	(21,656)	(18,624)	(43)	(34)	(43)
Income tax expense	42	31	32	(0)	(0)	(0)
Net loss	$(37,339)	$(21,687)	$(18,656)	(43)%	(34)%	(43)%

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

Net Sales

The following table sets forth net sales by class of retail:

	Twelve months ended December 31,
	2014		2013
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Grocery and Mass (1)	$65,212,966	75%	$49,731,873	79%
Pet Specialty, Natural and Other (2)	21,551,146	25	13,418,903	21
Net Sales	$86,764,112	100%	$63,150,776	100%

(1)	Includes club retail class
(2)	Other sales represent less than 1% of net sales

Net sales increased $23.6 million, or 37%, to $86.8 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year. The number of stores carrying Freshpet products grew from 10,836 as of December 31, 2013 to 13,386 as of December 31, 2014, an increase of 24%. We also experienced velocity gains in Grocery and Mass as well as Pet Specialty, Natural and Other during 2014.

Gross Profit

Gross profit increased $15.0 million, or 55%, to $42.2 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year. The increase was primarily driven by higher net sales, lower manufacturing costs per pound due to continued efficiency gains at our new Freshpet Kitchens in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013, as well as the one-time cost of new plant startup expenses and processing of $2.0 million in 2013. The increase was partially offset by higher depreciation (net of 2013 write-off for disposal of non-usable equipment) of approximately $0.3 million, related to the new manufacturing facility. As a result, gross profit margins increased to 49% for the twelve months ended December 31, 2014 compared to 43% in the same period of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.1 million or 23%, to $48.6 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $2.6 million due to increased volume and sales, higher advertising expenses of $2.2 million, higher share-based compensation expense of $0.6 million, warrant expense related to the fair valuation of the outstanding warrants of $0.3 million, and incremental operating expenses of $3.4 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, higher brokerage with growing sales, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 63% for 2013 to 56% for 2014.

Loss from Operations

Loss from operations decreased $6.0 million, or 48%, to $6.4 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year as a result of the factors discussed above.

Fees on Debt Guarantee

Fees on debt guarantee expense increased $20.7 million to $25.9 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year due to the change in the fair value of the fees on debt guarantee. The increase is attributable to adjusting the fair value of the fees on debt guarantee liability to the fair value of as of the IPO settlement date. Upon closing the IPO, the Company converted outstanding guarantee fees into 2,477,756 shares of Series C Preferred Stock, which were subsequently converted into 1,832,531 shares of common stock at a fair value of $18.05, which was the share price upon the close of the IPO.

Interest Expense

Interest expense increased $1.1 million, or 32%, to $4.6 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year primarily due to $0.7 million of write-offs of loan origination fees and note discounts associated with the pay down of debt upon the IPO. In addition, the Company incurred an increase in borrowings in 2014 for both working capital and capital expenditures for new refrigerators to support retail expansion and plant improvements.

Net Loss

Net loss increased $15.7 million, or 72%, to $37.3 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year. Net loss was 43% of net sales for the twelve months ended December 31, 2014 as compared to a net loss of 34% of net sales for the same period in the prior year.

Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012

	Twelve months ended December 31,
	2013		2012
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Grocery and Mass (1)	$49,731,873	79%	$33,985,199	78%
Pet Specialty, Natural and Other (2)	13,418,903	21	9,534,262	22
Net Sales	$63,150,776	100%	$43,519,461	100%

(1)	Includes club retail class
(2)	Other sales represent less than 1% of net sales

Net sales increased $19.7 million, or 45%, to $63.2 million for 2013 as compared to the prior year. The number of stores carrying Freshpet products grew from 8,514 stores as of December 31, 2012 to 10,836 as of December 31, 2013, an increase of 27%. We also experienced velocity gains in Grocery and Mass as well as Pet Specialty, Natural and Other during 2013.

Gross Profit

Gross profit increased by $6.5 million, or 32%, to $27.2 million for 2013 as compared to the prior year. The increase was primarily driven by higher net sales, partially offset by higher cost per pound of manufacturing due to duplicate expenditures of $0.9 million related to duplicate plant personnel and plant overhead during the transition to our new Freshpet Kitchens facility in Bethlehem, Pennsylvania in the last quarter of 2013, as well as incremental outsourced processing costs of $1.1 million to guarantee quality during the transition to the new Freshpet Kitchens. Additionally, during 2013, we incurred a net loss for disposal of non-usable equipment in the amount of $0.8 million, which was charged to costs of goods sold. We expect our gross profit margins to expand as we realize operating leverage with increasing economies of scale of our Freshpet Kitchens.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million, or 12%, to $39.6 million for 2013 as compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased from 81% for 2012 to 63% for 2013. Key components of the increase in expenses include additional outbound freight costs of $1.7 million due to increased volume sold, higher marketing expenses of $1.4 million and incremental operating expenses of $1.1 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, higher brokerage with growing sales, and increased refrigerator repairs due to our growing Freshpet Fridge network.

Loss from Operations

Loss from operations decreased $2.4 million, or 16%, to $12.4 million for 2013 as compared to the prior year as a result of the factors discussed above.

Fees on Debt Guarantee

Fees on debt guarantee expense increased $3.3 million, or 177%, to $5.2 million in 2013 as compared to the prior year due to the increase in the amount of guaranteed debt from $40.0 million to $60.0 million in May 2013, a full year of guarantee fees in 2013, plus the change in the fair value of the fees on debt guarantee.

Interest Expense

Interest Expense increased $1.9 million, or 113%, to $3.5 million for 2013 as compared to the prior year due to increased borrowings for both working capital and capital expenditures for new refrigerators to support retail expansion and plant improvements.

Net Loss

Net loss increased $3.0 million, or 16%, to $21.7 million for 2013 as compared to the prior year.

Selected Quarterly Financial Data

The following quarterly consolidated statement of operations data for the 12 fiscal quarters ended December 31, 2014 has been prepared on a basis consistent with our audited annual consolidated financial statements and includes, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial information contained herein. The following quarterly data should be read together with our consolidated financial statements included elsewhere in this report.

	2014
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	11,596	12,593	12,970	13,386
Net sales	$19,350	$20,386	$22,520	$24,508
Gross profit	9,293	10,073	10,874	11,978
Gross profit margins	48.0%	49.4%	48.3%	48.9%
Net loss	$(5,142)	$(6,267)	$(9,483)	$(16,447)

	2013
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	9,001	9,801	10,269	10,836
Net sales	$13,885	$14,848	$16,698	$17,720
Gross profit	6,598	6,900	7,277	6,418
Gross profit margins	47.5%	46.5%	43.6%	36.2%
Net loss	$(4,719)	$(5,254)	$(6,495)	$(5,219)

	2012
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	7,190	7,891	8,155	8,514
Net sales	$9,383	$10,537	$11,227	$12,372
Gross profit	4,300	5,005	5,323	6,010
Gross profit margins	45.8%	47.5%	47.4%	48.6%
Net loss	$(4,388)	$(4,179)	$(6,018)	$(4,071)

Liquidity and Capital Resources

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our current and future cash flow from operations, and our current available borrowing capacity. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt documents.

Additionally, our ability to make payments on, and to refinance, our indebtedness and to fund planned expenditures for our growth plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. Future third-party financing may not be available on favorable terms or at all.

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

	As of December 31,
	2014	2013
	(Dollars in thousands)
Cash & Equivalents	$36,259	$2,445
Accounts Receivable, net	5,360	3,498
Inventory	7,314	5,512
Prepaid Expense and Other	1,291	174
Accounts Payable	5,424	6,287
Accrued Expenses	2,938	1,907
Working Capital	$41,863	$(3,435)

Working Capital consists of current assets net of current liabilities.

The increase in working capital for December 31, 2014 compared to December 31, 2013 is primarily due to increased cash, increased accounts receivable due to higher net sales, increased inventory due to a higher net sales run-rate, offset by a slight increase in net current liabilities. The increase in cash is due to the net proceeds from the IPO.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We also expect to invest approximately $23 to $25 million in capital expenditures to expand our plant capacity and increase distribution.  We expect to be able to use our current liquidity position, and future operating cash flows to fund the plant expansion.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

Through December 31, 2014 our funding consisted primarily of our IPO proceeds of $164.4 million, net of underwriting discount and offering expenses, and net proceeds of $6.6 million from private placements of capital stock. We utilized the net proceeds from the IPO to pay down approximately $126.2 million of outstanding indebtedness, Series B Preferred Stock, par value $0.001 (Series B Preferred Stock), and accrued interest. At December 31, 2014 we had no debt outstanding under our credit agreements.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash at the beginning of period	$2,445	$1,633	$2,868
Net cash used in operating activities	(8,026)	(11,241)	(8,716)
Net cash used in investing activities	(16,877)	(24,643)	(26,306)
Net cash flow from financing activities	58,718	36,696	33,763
Cash at end of period	$36,260	$2,445	$1,633

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, fees on debt guarantee, depreciation and amortization, share-based compensation, revaluation of outstanding warrants and issuance of common stock options for service).

For 2014, net cash used in operating activities was $8.0 million, which consisted of a net loss of $37.3 million, partially offset by $35.4 million of non-cash items, and $6.1 million decrease related to changes in operating assets and liabilities. The change in operating assets and liabilities is primarily due to the increase in accounts receivable of $1.9 million, an increase in inventories of $1.7 million, an increase in prepaid expenses and other current assets of $1.1 million, and a decrease of accounts payable of $1.6 million. The increase in accounts receivable and inventory is primarily due to a 37.4% growth in net sales. The change in accounts payable and prepaid and other current assets is due to timing of payments.

For 2013, net cash used in operating activities was $11.2 million and consisted of net loss of $21.7 million, partially offset by $13.3 million of non-cash items and $2.8 million of increases due to changes in operating assets and liabilities. The changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $0.9 million, an increase in inventories of $1.8 million, an increase in prepaid and other assets of $0.2 million, partially offset by an increase in payables and accrued expenses of $0.1 million. The increases in accounts receivable and inventory are primarily due to 45% growth of net sales compared to 2012.

For 2012, net cash used in operating activities was $8.7 million and consisted of net loss of $18.7 million, partially offset by net non-cash expenses of $8.2 million and a $1.8 million increase related to changes in operating assets and liabilities. Changes in operating assets and liabilities consisted primarily of increases in accounts receivable of $1.6 million, an increase in inventories of $0.8 million, an increase in prepaid and other assets of $0.1 million, partially offset by an increase in payables and accrued expenses of $4.2 million. The increases in accounts receivable and inventory are primarily due to 71% growth of net sales compared to 2011. The increase in payables was due to timing of payments for capital and other operating expenses. The increase in accrued expenses was primarily due to increased incentive compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2014, 2013, and 2012 relates primarily to capital expenditures. Net cash used in investing activities was $16.9 million, $24.6 million, and $26.3 million for the respective periods. The capital spending during 2014 mainly related to Freshpet Fridges and other equipment, which was $14.9 million in 2014, $11.7 million in 2013, and $13.1 million in 2012. In 2014, there were also capital plant costs of $2.2 million.  In 2013 and 2012, the capitalized plant costs were $13.0 million and $13.3 million, respectively.  The capitalized plant costs in 2013 and 2012 related mainly to the development of our Freshpet Kitchens in Bethlehem, Pennsylvania, which was completed in 2013.

Net Cash from Financing Activities

Net cash from financing activities was $58.7 million in 2014, $36.7 million in 2013, and $33.8 million in 2012. The net cash from financing activities in 2014 related to proceeds from the issuance of common stock, net of issuance costs, in the amount of $164.4 million, and proceeds from the issuance of Series C Preferred Stock in the amount of $6.6 million.  The funds from financing activities during 2014 were offset by the $112.3 million repayment of debt and redemption of Series B Preferred Stock, net of the increase in borrowing, which was offset by financing fees paid in connection with the borrowing.

The net cash from financing activities for 2013 and 2012 were primarily due to an increase in bank debt borrowings of $32.0 million during 2013 and $33.0 million during 2012, as well as proceeds from the issuance of our preferred stock of $5.0 million during 2013 and $1.1 million during 2012.

Indebtedness and Debt Refinancing

Prior to the IPO and related debt refinancing, the Company’s debt outstanding consisted of a $1.5 million stockholders note (the “Stockholder Note”), a $27,000,000 revolving note payable (the “$27.0 Million Revolver”), a $62.5 million revolving note payable (the “$62.5 Million Revolver”), and $2,000,000 in shareholder convertible notes (the “Convertible Notes”).

The Stockholder Note accrued interest compounded annually at a rate of 10% and was initially due on December 23, 2020. In connection with the issuance of the Stockholder Note in February 2010, for every $16.39 that was borrowed with the notes, one share of common stock was issued to the lender. As a result, 91,528 shares of common stock were issued and the fair value of the stock at issuance, $6.56 a share, was recorded as a discount to the debt.

The $27.0 Million Revolver initially matured on October 31, 2015, and the $62.5 Million Revolver initially matured on May 1, 2016.

On October 23, 2014, the Company issued $2.0 million in aggregate principal amount of convertible notes to certain of its stockholders, which were paid down upon the consummation of the IPO. The Convertible Notes were issued at 98% of par and were convertible into Series C Preferred Stock at a price of $5.25 per share, at the option of the holder, at any time after December 31, 2014.  The Company did not accrue interest as the Convertible Notes started to accrue interest on December 7, 2014, which was after the November 13, 2014 repayment.

On November 13, 2014, in connection with the completion of its IPO, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprising a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”). Any drawn Capex Commitments (the “Capex Loans”) will mature on the fifth anniversary of the execution of the Loan Agreement. Any undrawn Capex Commitments will expire on the third anniversary of the execution of the agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions.

We used a portion of the net proceeds from the Debt Refinancing and the IPO to repay the $1.5 Million Stockholder Note, the $27.0 Million Revolver, the $62.5 Million Revolver, Convertible Notes, and $1.3 million of accrued interest. Borrowings under the Credit Facilities will bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin will be 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to our leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. In addition, we will also be required to pay customary fees and expenses for the Credit Facilities.

Further, on December 23, 2014, the Company paid down and extinguished the Term Facility and increased the Capex Commitments from $12 million to $30 million. The Credit Facilities are secured by substantially all of the Company’s assets.  The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of December 31, 2014, the Company was in compliance with all the covenants in its credit agreement.

In connection with a loan transaction with City National Bank, and in consideration thereof, the Company issued to City National Bank a warrant to purchase up to an aggregate of 61,117 shares of the Company’s common stock at a purchase price of $6.28 per share. In the event the Company issues additional equity instruments at a purchase price or exercise price lower than the warrant exercise price, the exercise price will be adjusted. The warrant was recorded as a liability with adjustments to fair value recorded in the statement of operations. This warrant is exercised upon surrender to the Company, on a net basis, such that, without the exchange of any funds, such holder purchases that number of shares otherwise issuable upon exercise of its warrant less that number of shares having a current market price at the time of exercise equal to the aggregate exercise price that would otherwise have been paid by such holder upon the exercise of the warrant. This warrant automatically converts on October 5, 2017 without any action by the holder.

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
Operating lease obligations	$747,484	$370,318	$377,166	$—	$—
Other long-term liabilities	—	—	—	—	—
Total	$747,484	$370,318	$377,166	$—	$—

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our financial statements appearing in this report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses during the reporting period.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies related to the more significant areas involving management’s judgments and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results, as determined at a later date, could differ from those estimates. To the extent that there are differences between our estimate and the actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

The following critical accounting policies reflect significant judgments and estimates used in preparation of our consolidated financial statements:

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. We provide for depreciation on the straight-line method by charges to income at rates based upon estimated recovery periods of 7 years for furniture and office equipment, 5 years for automotive equipment, 6 – 9 years for refrigeration equipment, 5 – 10 years for machinery and equipment, and 15 – 39 years for building and improvements. Capitalized cost includes the costs incurred to bring the property, plant and equipment to the condition and location necessary for its intended use, which includes any necessary delivery, electrical and installation cost for equipment. Maintenance and repairs that do not extend the useful life of the assets over two years are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives on the straight-line method (without consideration of option renewal terms).

We evaluate all long-lived assets for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Management must exercise judgment in assessing whether or not circumstances require a formal evaluation of the recoverability of our long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management. These estimates involve inherent uncertainties, and the measurement of the recoverability of the cost of a potentially impaired asset is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carry amount to fair value, and is charged to expense in the period of impairment.

Income Taxes—We account for income taxes under the asset and liability method in accordance with authoritative guidance for income taxes. We recognize deferred tax assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

At December 31, 2014, we had federal NOL carryforwards of approximately $163.0 million, which expire at various dates between 2025 and 2034. We may be subject to the net operating loss utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not undergone a Code Section 382 analysis, if we were to undergo an ownership change it is likely that the utilization of the NOLs will be substantially limited.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2014 and 2013, we determined that a valuation allowance of approximately 100% is deemed appropriate.

Revenue Recognition and Incentives—Revenue from product sales is generally recognized upon shipment to the customers, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon our historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade incentives, consisting primarily of customer pricing allowances and merchandising funds and from time-to-time, consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade incentive spending, which is recognized as incurred at the time of sale. Accruals for expected payouts under these programs are included as accrued expense in the consolidated balance sheet. Coupon redemption costs are also recognized as reduction to calculate net sales when the coupons are issued. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

Valuation of our Preferred Shares—As of December 31, 2013, we had 112,160 shares of Series B Preferred Stock and 11,238,098 shares of Series C Preferred Stock issued and outstanding, respectively. Upon consummation of the IPO, the Series B Preferred Stock were redeemed for $35.0 million of cash and the Series C Preferred Stock were converted to shares of common stock.

Valuation of Series B Preferred Stock

All shares of Series B Preferred Stock were issued in 2006 and 2007. In determining the issue price, we considered the voting, dividend, and liquidation rights of the Series B Preferred Stock. Based on the terms, it was concluded that the fair value of the Series B Preferred Stock was $100 a share. The Series B Preferred Stock was not convertible to common stock. As of December 31, 2014 there were no Series B Preferred Stock outstanding.

Valuation of Series C Preferred Stock

As of December 31, 2014 there were no Series C Preferred Stock outstanding. The below discussion relates to the valuation of the Series C Preferred Stock through its redemption on November 13, 2014.

The initial tranche of Series C Preferred Stock totaling 9.1 million shares was issued in December 2010 at $5.25 per share to an investor which had no previous investment in the Company. In determining the valuation of the Series C Preferred Stock we considered a separate transaction that occurred during December 2010, in which we repurchased approximately 4.8 million shares of our common stock from an investor at $5.25 a share, which represented approximately 25% of the outstanding common shares immediately before the transaction. Based on the arm’s length transaction and taking into account the various rights and preferences of the equity securities transacted, our Board of Directors deemed the fair value of the Series C Preferred Stock to be $5.25. In reaching this determination, we considered many factors, including (i) the Series C Preferred Stock is convertible into common stock at a rate of 1:1, (ii) the Series C Preferred Stock dividends are only payable in a liquidation or redemption event and are not considered in the conversion into common stock and (iii) the Series C Preferred Stock voting rights are equivalent to the voting rights of the common stock. Accordingly, our Board of Directors believed that the repurchase of our common stock from a third party investor represented a reasonable measure of fair value of our Series C Preferred Stock given the similarities in the terms of the securities.

During the following 13-months, we issued an additional 1.1 million shares of Series C Preferred Stock at $5.25 per share. During that period we did not issue any shares of our common stock. Due to no additional arm’s length transactions during the period, our Board of Directors considered various objective and subjective factors to determine the fair market value of our Series C Preferred Stock, including:

•	the per share price of the December 2010 sale of Series C Preferred Stock and repurchase of common stock;
•	revenue and corresponding expense growth;
•	external market conditions affecting the pet food industry;
•	trends within the pet food industry;
•	our results of operations and financial position; and
•	our stage of business strategy.

Based on the factors above, the Board of Directors determined that the Series C Preferred Stock fair value was unchanged at $5.25.

During November 2013 and February 2014, we issued additional shares of Series C Preferred Stock totaling 1.4 million at a per share price of $5.25. Given the passage of time since our last third party transaction involving our common stock, we engaged a third-party valuation specialist to assist us in determining the value our common stock as of February 6, 2014. The common stock valuation was determined using a weighted average enterprise value employing an income and market approach analysis. The income approach uses valuation techniques to convert future cash flows and earnings to a single present value amount. The market approach used the guideline company method, a valuation technique in which the fair market value is calculated based on market prices realized in actual arm’s length transactions. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the relative investment characteristics of the subject company. Valuation ratios, which relate market prices to selected financial statistics derived from the guideline companies, are selected and applied to the subject company after consideration of adjustments for financial position, growth, markets, profitability, and other factors. The enterprise value was weighted using 80% income approach and 20% market approach. The Option Pricing Method (OPM) was then used to allocate enterprise value to each class of equity, taking into account the relative rights and preferences of each class. A discount for lack of marketability of approximately 11% was applied to reach the final valuation of the common stock; because, as we were a private company, there are impediments to liquidity, including lack of publicly available information and the lack of a trading market. The valuation specialist determined the fair value of our common stock at February 6, 2014 was $0.88 per share. The reduction in the fair value of the common stock we experienced from December 31, 2010 to December 31, 2013 was attributable to (i) the dividends recognized on the Preferred Series B and C; (ii) the debt guarantee fees that began in June 2012 and (iii) significant capital expenditures for both Freshpet Fridges and new manufacturing facility in Bethlehem, Pennsylvania.

In addition, during April 2014 we issued additional shares of Series C Preferred Stock totaling 0.8 million at a per share price of $5.25. In assessing whether the April 2014 issuance had a beneficial conversion feature, we noted the new information on hand since the last valuation two months prior on February 6, 2014. Since the last Series C Preferred Stock Valuation, further progress was made towards an initial public offering, or IPO, including interviewing investment banks to underwrite a proposed IPO. We further noted that the first quarter results for 2014 and updated forecast were in line with the forecast that was utilized in the February 6, 2014 valuation report. Based on the updated information on hand, it was noted that there was not enough new information that would increase the valuation of the common stock above the $5.25 grant price of the April 2014 Series C Preferred Stock issuance.

During November 2014, Series C Preferred Stock were fair valued immediately prior to their conversion to shares of Common Stock. The Series C Preferred Stock was fair valued utilizing the share price at the date of conversion. The difference between fair value and book value was recorded to net loss attributable to common stockholders.

There is no beneficial conversion feature associated with any of the issuance of the Preferred Series C Preferred Stock.

Share Based Compensation—We account for all share-based compensation payments issued to employees, directors, and nonemployees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative guidance, we remeasure the fair value of non-employee share-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

We apply the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. For service period and performance based options we recognize share-based compensation expense ratably over the requisite service, which is the vesting period of the award. For exit event options we recognize share-based compensation expense upon the occurrence of an exit event as defined in the option grant agreement. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We utilized our historical stock price as an indicator of volatility for all grants prior to 2013. The grants during 2014 all occurred while the Company was publicly traded.  Subsequent to the IPO, we no longer deemed it appropriate to use historical volatility as it was not representative of the Company’s stock on the public market.  As such expected volatility that was utilized was based upon the volatility of a group of similar entities, referred to as “guideline” companies.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average exercise price of options granted	$15.00	$7.10	$7.10
Expected volatility	41.9%	86.0%	91.2%
Average expected term in years	3.9 – 6.6	7	7
Risk-free interest rate	1.01% – 2.09%	1.7%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Through December 31, 2014, actual forfeitures have not been material.

Share-based compensation expense was $1.6 million, $1.0 million and $1.1 million for the years ended December 31, 2014, 2013, and 2012 respectively. As of December 31, 2014, we had $14.7 million of total unrecognized share-based compensation expense, which we expect to recognize $7.1 million in 2015, $6.6 million in 2016, and $1.0 million in 2017.

If factors change or we employ different assumptions, stock-based compensation expense in future periods may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors that become known over time, we may change the input factors used in determining stock-based compensation expense for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Fees on Debt Guarantee—On June 8, 2012, we entered into a Fee and Reimbursement Agreement whereby we and certain investors (the “Guarantors”) entered into agreements to guarantee a portion of our payment obligation with respect to the $62.5 Million Revolver, the Guarantors had determined that the Guarantee was the most advantageous means for protecting or enhancing the value of their existing equity investment and provided the guarantee solely for that purpose. The Guarantors earned a contingent fee equal to 10% per annum of the amount of the outstanding guarantee by such Guarantor pursuant to the credit agreement in the form of newly issued shares of our Series C Preferred Stock, par value $0.001 per share, at a price of $5.25 per share (the “Guarantee Preferred Stock Fee”). The Guarantee Preferred Stock Fee accrued only from and after the date that such Guarantor entered into the guarantee. Upon consummation of the IPO, the fees on debt guarantee were settled in the form of shares of our Series C Preferred Stock at a price of $5.25 per share, which were subsequently converted into common stock.

We recognized the Guarantee Preferred Stock Fee as a financial instrument and recorded a liability at fair value at time of issuance. The liability was remeasured to its fair value at each reporting period with changes recorded in the consolidated statement of operations and comprehensive loss. Immediately prior to settlement of the guarantee fee we fair valued the fees on debt guarantee, with the change recorded in the consolidated statement of operations and comprehensive loss. For all reporting periods prior to the settlement of the fees on debt guarantee, we used a third party valuation firm to assist us with determining the fair value of the Guarantee Preferred Stock Fee. For the fair valuation immediately prior to the settlement of the guarantee fee we used the Company’s Common Stock share price.

Fair Value of Financial Instruments—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g. quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies.

•

Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the balance sheets for cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The warrant liability is recorded at fair value with changes in fair value reflected in the statement of operations and comprehensive loss.

Basic and Diluted Net Loss Per Share of Common Stock — We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the dilutive effects of preferred stock, warrants and stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the years ended December 31, 2014, 2013 and 2012.

Recent Accounting Pronouncements — In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

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

Segment

We have determined we operate in one segment: the manufacturing, marketing, and distribution of pet food and pet treats for dogs and cats.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. The impact of inflation on food, labor, and energy costs can significantly affect the profitability of our Company.

While we have been able to offset inflation and other changes in the costs of key operating resources through price increases, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility. In addition, macroeconomic conditions could make additional price increases imprudent. There can be no assurance that all future cost increases can be offset by increased prices or that increased prices will be fully absorbed by our without any resulting changes in their purchasing patterns.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements or any holdings in variable interest entities.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

As an emerging growth company we are not required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of this offering, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

ITEM 7a. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our Credit Facilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESHPET, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Freshpet Inc.:

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for  each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freshpet, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 31, 2015

FRESHPET INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2014	2013
CURRENT ASSETS:
Cash and equivalents	$36,259,252	$2,444,754
Accounts receivable, less allowance for doubtful accounts of $359,425 on December 31, 2014 and $243,777 on December 31, 2013	5,360,400	3,497,596
Inventories, net	7,314,151	5,512,225
Prepaid expenses and other current assets	1,291,379	173,786
Total Current Assets	50,225,182	11,628,361
Property, plant and equipment, net	57,825,961	48,764,032
Deposits on equipment	2,883,234	1,183,209
Other assets	1,527,483	1,041,622
Total Assets	$112,461,860	$62,617,224
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,423,905	$6,286,720
Accrued expenses	2,938,316	1,907,481
Total Current Liabilities	$8,362,221	$8,194,201
OTHER LIABILITIES:
Long-term debt	—	1,112,312
Notes payable	—	75,000,000
Accrued fees on debt guarantee	—	7,140,136
Accrued interest on long term debt	—	667,110
Accrued warrants	706,940	369,564
Total Liabilities	$9,069,161	$92,483,323
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Series B, $0.001 par value, 250,000 shares authorized, none and 112,160 issued and outstanding on December 31, 2014 and 2013, respectively	—	30,728,450
Series C, $0.001 par value, 20,000,000 and 15,000,000 shares authorized, none and 11,238,098 issued and outstanding on December 31, 2014 and 2013, respectively	—	70,463,489
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock—voting, $0.001 par value, 200,000,000 and 54,000,000 shares authorized, 33,468,342 and 10,421,419 issued and outstanding on December 31, 2014 and 2013, respectively
	33,468	10,421
Additional paid-in capital	288,216,882	16,450,175
Accumulated deficit	(184,857,651)	(147,518,634)
Total Stockholders’ Equity (Deficit)	103,392,699	(131,058,038)
Total Liabilities and Stockholders’ Equity (Deficit)	$112,461,860	$62,617,224

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year ended December 31,
	2014	2013	2012
NET SALES	$86,764,112	$63,150,776	$43,519,461
COST OF GOODS SOLD	44,545,637	35,957,835	22,881,333
GROSS PROFIT	42,218,475	27,192,941	20,638,128
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	48,636,167	39,573,617	35,385,319
LOSS FROM OPERATIONS	(6,417,692)	(12,380,676)	(14,747,191)
OTHER EXPENSES:
Other Expenses	(328,793)	(537,812)	(343,212)
Fees on Debt Guarantee	(25,937,048)	(5,244,700)	(1,895,436)
Interest Expense	(4,613,731)	(3,492,442)	(1,637,883)
	$(30,879,572)	$(9,274,954)	$(3,876,531)
LOSS BEFORE INCOME TAXES	(37,297,264)	(21,655,630)	(18,623,722)
INCOME TAX EXPENSE	41,753	31,525	32,776
NET LOSS	(37,339,017)	(21,687,155)	(18,656,498)
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	—	—	23,829
TOTAL COMPREHENSIVE LOSS	$(37,339,017)	$(21,687,155)	$(18,632,669)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(131,279,893)	$(30,282,659)	$(26,609,946)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(9.63)	$(2.91)	$(2.56)
DILUTED	$(9.63)	$(2.91)	$(2.56)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	13,632,042	10,415,014	10,413,467
DILUTED	13,632,042	10,415,014	10,413,467

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock—Voting
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
BALANCES, DECEMBER 31, 2011	10,413,467	$10,413	$30,818,666	$(107,174,981)	$(23,829)	$(76,369,731)
Issuance of 4,932 common stock options to consultants for services	—	—	27,365	—	—	27,365
Issuance of 4,438 common stock options to employees as compensation for service	—	—	6,156	—	—	6,156
Share-based compensation expense	—	—	1,118,705	—	—	1,118,705
Series B Preferred Stock dividend accretion	—	—	(3,638,052)	—	—	(3,638,052)
Series C Preferred Stock dividend accretion	—	—	(4,315,396)	—	—	(4,315,396)
Foreign currency translation adjustment		—	—	—	23,829	23,829
Net loss	—	—	—	(18,656,498)	—	(18,656,498)
BALANCES, DECEMBER 31, 2012	10,413,467	$10,413	$24,017,444	$(125,831,479)	$—	$(101,803,622)
Issuance of 7,952 shares of common stock for cash	7,952	8	49,883	—	—	49,891
Share-based compensation expense	—	—	978,352	—	—	978,352
Preferred Series B stock dividend accretion	—	—	(4,215,230)	—	—	(4,215,230)
Preferred Series C stock dividend accretion	—	—	(4,380,274)	—	—	(4,380,274)
Net loss	—	—	—	(21,687,155)	—	(21,687,155)
BALANCES, DECEMBER 31, 2013	10,421,419	$10,421	$16,450,175	$(147,518,634)	$—	$(131,058,038)
Share-based compensation expense	—	—	1,553,985	—	—	1,553,985
Shares issued to consultant for services	666	1	9,990	—	—	9,991
Series B Preferred Stock dividend accretion	—	—	(4,271,550)	—	—	(4,271,550)
Series C Preferred Stock dividend accretion	—	—	(7,014,643)	—	—	(7,014,643)
Additional loss upon conversion of Series C Preferred Stock into common stock	—	—	(82,654,683)	—	—	(82,654,683)
Shares issued upon consummation of initial public offering (IPO)	11,979,167	11,979	164,393,700	—	—	164,405,679
Conversion of Series C Preferred Stock into common stock upon consummation of IPO	11,067,090	11,067	199,749,908	—	—	199,760,975
Net loss	—	—	—	(37,339,017)	—	(37,339,017)
BALANCES, DECEMBER 31, 2014	33,468,342	$33,468	$288,216,882	$(184,857,651)	$—	$103,392,699

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,339,017)	$(21,687,155)	$(18,656,498)
Adjustments to reconcile net loss to net cash flows from operating activities:
Provision for losses on accounts receivable	8,092	202,653	157,306
Loss on disposal of equipment and deposits on equipment	308,707	503,436	332,877
Fees on debt guarantee	25,937,048	5,244,700	1,895,436
Share-based compensation	1,563,976	978,352	1,118,705
Revaluation of outstanding warrants	337,376	—	—
Issuance of common stock options for services	—	—	33,521
Change in reserve for inventory obsolescence	(112,835)	150,540	(188,007)
Depreciation and amortization	6,424,813	5,945,077	4,728,005
Amortization of deferred financing costs and loan discount	916,322	238,925	105,028
Changes in operating assets and liabilities:
Accounts receivable	(1,870,896)	(921,772)	(1,599,443)
Inventories	(1,689,091)	(1,838,836)	(758,428)
Prepaid expenses and other current assets	(1,101,899)	(29,530)	(33,221)
Other assets	(72,660)	(139,094)	(63,891)
Accounts payable	(1,608,213)	290,770	2,747,074
Accrued expenses and accrued interest on long-term debt	271,975	(179,268)	1,465,611
Net cash flows used in operating activities	(8,026,302)	(11,241,202)	(8,715,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(17,130,947)	(24,643,016)	(26,395,114)
Proceeds from sale of equipment	253,510	—	89,428
Net cash flows used in investing activities	(16,877,437)	(24,643,016)	(26,305,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	11,500,000	32,000,000	33,000,000
Repayment of long-term debt	(88,000,000)	—	—
Redemption of Series B preferred stock	(34,998,957)	—	—
Financing fees paid in connection with borrowings	(739,469)	(334,818)	(340,418)
Proceeds from shares of common stock issued in initial public offering, net of issuance costs	164,405,679	—	—
Proceeds from the issuance of shares of common stock in private placement	—	49,889	—
Proceeds from issuance of Series C preferred stock	6,550,984	4,980,652	1,103,218
Net cash flows from financing activities	58,718,237	36,695,723	33,762,800
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	23,829
NET CHANGE IN CASH AND EQUIVALENTS	33,814,498	811,505	(1,234,982)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	2,444,754	1,633,249	2,868,231
CASH AND EQUIVALENTS, END OF PERIOD	$36,259,252	$2,444,754	$1,633,249
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,702,333	$2,926,355	$1,466,346
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend accretion of Series C and Series B Preferred Stock and additional loss upon conversion of Series C Preferred Stock into common stock upon consummation of IPO	$93,940,876	$8,595,504	$7,953,448
Property, plant and equipment purchases in accounts payable	$983,959	$249,356	$3,459,680

See accompanying notes to the consolidated financial statements.

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Segments – The Company operates as a single operating segment reporting to its chief operating decision maker.

Estimates and Uncertainties – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

Cash and Cash Equivalents – The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on its history of write-offs and collections and current credit conditions. Accounts receivable are written off when management deems them to be uncollectible.

Inventories – Inventories are stated at the lower of cost or market, using the first-in, first-out method. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value, including any costs to sell or dispose and consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Deferred Offering Cost - Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the initial public offering (“IPO”) of the Company’s common stock are capitalized. The deferred offering costs were offset against IPO proceeds upon the consummation of the offering. We closed our IPO on November 13, 2014.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. The Company provides for depreciation on the straight-line method by charges to income at rates based upon estimated recovery periods of 7 years for furniture and office equipment, 5 years for automotive equipment, 6 – 9 years for refrigeration equipment, 5 – 10 years for machinery and equipment, and 15 – 39 years for building and improvements. Capitalized cost includes the costs incurred to bring the property, plant and equipment to the condition and location necessary for its intended use, which includes any necessary delivery, electrical and installation cost for equipment. Maintenance and repairs that do not extend the useful life of the assets over two years are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives on the straight-line method.

Long-Lived Assets – The Company evaluates all long-lived assets for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carry amount to fair value, and is charged to expense in the period of impairment.

Income Taxes – The Company provides for deferred income taxes for temporary differences between financial and income tax reporting, principally net operating loss carryforwards, depreciation, and share-based compensation. Deferred

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2014 and 2013, the Company determined that a valuation allowance of approximately 100% is appropriate.

Revenue Recognition and Incentives – Revenue from product sales is recognized upon shipment to the customers as terms are free on board (FOB) shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon the Company’s historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade incentives, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade incentive spending, which is recognized as incurred at the time of sale. Accruals for expected payouts under these programs are included as accrued expense in the consolidated balance sheet. Coupon redemption costs are also recognized as reductions of net sales when the coupons are issued. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

Advertising – Advertising costs, consisting primarily of media ads, are expensed as incurred. Advertising costs in 2014, 2013, and 2012 were $14,231,930, $12,037,402, and $10,666,163 respectively.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $9,447,406, $6,872,953, and $5,170,367 for the years ended 2014, 2013, and 2012, respectively.

Share Based Compensation – The Company recognizes share based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the statement of operations included compensation expense for share based payment awards granted subsequent to December 31, 2006, based on the grant date fair value estimated. Share awards are amortized under the straight-line method over the requisite service period of the entire award. The Company uses historical data to estimate pre-vesting option forfeitures and record stock based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

The Company determines the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Fair Value of Financial Instruments – Financial Accounting Standards Board (FASB) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

•

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies.
•

Level 3 – Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the balance sheets for cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The warrant liability is recorded at fair value with changes in fair value reflected in the statement of operations and comprehensive loss.

As of December 31, 2014, the Company only maintained Level 1 assets and liabilities.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3 – Inventories:

Inventories are summarized as follows:

	December 31,
	2014	2013
Raw materials	$2,321,458	$1,431,422
Packaging components material	1,158,967	805,424
Finished goods	3,905,219	3,459,707
	7,385,644	5,696,553
Reserve for obsolescence	(71,493)	(184,328)
	$7,314,151	$5,512,225

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	December 31,
	2014	2013
Refrigeration equipment	$47,789,991	$35,649,423
Machinery and equipment	19,677,778	20,767,207
Building and improvements	9,985,917	9,892,291
Furniture and office equipment	1,826,249	1,727,248
Leasehold improvements	627,962	1,474,741
Construction in progress	1,941,754	143,274
Automotive equipment	314,885	313,930
	82,164,536	69,968,114
Less: Accumulated depreciation and amortization	(24,338,575)	(21,204,082)
	$57,825,961	$48,764,032

Depreciation and amortization expense related to property, plant and equipment totaled approximately $6,356,736, $5,945,077 and $4,593,668 for the years ended December 31, 2014, 2013 and 2012, respectively; of which $2,453,883, $2,204,282 and $803,654 was recorded in cost of goods sold for 2014, 2013 and 2012, respectively; with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

During June 2013, the Company made a decision to exit its leased manufacturing facility in Quakertown, Pennsylvania. The Company recognized accelerated depreciation of approximately $827,370 during 2013 related to the facility assets that were not going to be redeployed at the Company’s manufacturing facility. These assets were written down to their net realizable value and sold during 2014. The proceeds received from the sale of assets were less than the book value of the assets.

During 2013, the Company completed the construction of a manufacturing facility in Bethlehem, Pennsylvania. The costs associated with this facility were reclassified from construction in progress to depreciable assets during 2013 when the facility was ready for its intended use.

During the three months ended March 31, 2014, the Company completed a project to analyze the estimated future years of service on its existing refrigeration equipment. Based on this analysis, the Company estimates that the useful life of its refrigeration equipment increased from 6 to 9 years. The Company will apply this change in estimate prospectively, which reduced depreciation by approximately $1.8 million in 2014 and will reduce depreciation by approximately $2.0 million for 2015. The useful life of the other classes of property, plant and equipment remains unchanged.

Note 5 – Income Taxes:

A summary of income taxes as follows:

	December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	41,753	31,525	32,776
	$41,753	$31,525	$32,776

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The most significant jurisdictions in which the Company is required to file income tax returns include the U.S. federal jurisdiction and the States of New Jersey, California, Indiana, Pennsylvania and Texas. The Company is no longer subject to U.S. Federal income tax examinations for year ends prior to 2011. With limited exceptions, the Company is no longer subject to state income tax examinations for year ends prior to 2010.

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	December 31,
	2014	2013	2012
Tax at federal statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal	0.13%	(0.10%)	0.11%
Permanent items	(18.40%)	(0.37%)	(0.84%)
Other	(1.58%)	0.33%	0.55%
Valuation allowance	(14.26%)	(34.00%)	(34.00%)
Effective tax rate	(0.11%)	(0.14%)	(0.18%)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013	2012
Net deferred tax asset carryforward	$59,942,144	$48,735,783	$41,034,013
Fees on debt guarantee	—	2,692,877	721,670
Stock option expense	1,742,186	1,028,880	707,505
Property and equipment	(4,605,896)	(1,675,683)	454,480
Other	48,224	1,026,231	1,284,161
Less: Valuation allowance	(57,126,658)	(51,808,088)	(44,201,829)
Net deferred tax	$—	$—	$—

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there was a full valuation allowance against the net deferred tax assets as of December 31, 2014 and 2013.

At December 31, 2014, the Company had federal net operating loss (“NOL”) carryforwards of $162,996,989 which expire between 2025 and 2034. The Company may be subject to certain limitations in its annual utilization of net operating loss carryforwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2014, the Company had $124,504,677 of State NOLs which expire between 2015 and 2034.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2014, there were no uncertain positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2014, 2013, and 2012.

Net deferred tax assets and liabilities are summarized as follows:

	December 31,
	2014	2013	2012
Total deferred tax assets	$61,732,553	$53,483,771	$44,201,829
Total deferred tax liabilities	(4,605,895)	(1,675,683)	—
Valuation allowance	(57,126,658)	(51,808,088)	(44,201,829)
Net deferred income tax assets	$—	$—	$—

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Accrued Expenses:

Accrued expenses are summarized as follows:

	December 31,
	2014	2013
Accrued payroll	$1,802,756	$1,131,880
Other accrued expenses	383,679	259,018
Other accrued interest	22,500	307,064
Accrued marketing	127,028	—
Accrued freight	97,561	166,472
Accrued chiller maintenance	349,792	43,047
Accrued sales and use tax	155,000	—
	$2,938,316	$1,907,481

Note 7 – Debt:

As of December 31, 2014, the Company had no outstanding debt. The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature. A detailed cash flow related to debt throughout 2014 is summarized in the table below:

2014
Borrowings on long-term debt
Borrowings on $27,000,000 Revolving Note Payable	$9,000,000
Borrowings on $62,500,000 Revolving Note Payable	2,500,000
Total borrowings on long-term debt	$11,500,000
Repayment on long-term debt
Repayment of $27,000,000 Revolving Note Payable	(24,000,000)
Repayment of $62,500,000 Revolving Note Payable	(62,500,000)
Pay down of $1,500,000 10% Note	(1,500,000)
Total repayment on long-term debt	$(88,000,000)
Net borrowings on short-term debt
Borrowings on $40,000,000 Credit Facilities	18,000,000
Repayment of $40,000,000 Credit Facilities	(18,000,000)
Borrowings on $2,000,000 Convertible Shareholder Note	2,000,000
Repayment of $2,000,000 Convertible Shareholder Note	(2,000,000)
$—

The debt listed below represents debt instruments available during the years ended December 31, 2014 and 2013.

a.	$1,500,000 10% Note

Consists of $1,500,000 of notes issued to certain of its stockholders which accrued interest compounded annually at a rate of 10%. These notes and all accrued interest were initially due on December 23, 2020. Upon consummation of the IPO, the $1,500,000 10% note and accrued interest of $854,925 were repaid, and the debt was extinguished. The accrued interest totaled $667,110 at December 31, 2013.

In connection with the issuance of these notes in February 2010, for every $16.39 that was borrowed with the notes, one share of common stock was issued to the lender. As a result, 91,528 shares of common stock were issued and fair value of the stock at issuance, $6.56 a share, was recorded as a discount to the debt. The unamortized discount equaled $387,688 at December 31, 2013. Upon repayment of the note, the entire unamortized discount was recorded as interest expense in the statement of operations and comprehensive loss.

b.	$27,000,000 Revolving Note Payable

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $27,000,000 revolving note payable initially matured on October 31, 2015. Upon consummation of the IPO, the outstanding $24,000,000 and accrued interest of $198,084 was repaid. The terms of the $27,000,000 revolving note payable were modified to the $40,000,000 Credit Facilities. See section “d” below.

The borrowings bore interest at either a LIBOR Rate plus 8% margin or a Base Rate plus 6%, depending on the election of the Company. Base Rate was defined as the rate of interest publicly quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks.” If the Company elected to utilize the LIBOR Rate, it could elect to use a 1, 2, or 3 month LIBOR Rate with the interest payable upon the last day of the interest period applicable to the Company’s LIBOR rate election. Interest for the Base Rate loan was payable monthly with the balance of any outstanding advances due at maturity. An unused line of credit fee of 1%, payable monthly, was charged for any portion of the line that was not used, unless at least $3 million was kept on deposit with the bank.

The loan agreement provided for the maintenance of various financial covenants. The Company remained in compliance with these requirements throughout the term of the borrowings. Borrowings on this revolving note payable totaled $15,000,000 at December 31, 2013, and reached total borrowings of $24,000,000 during 2014 prior to repayment.

c.	$62,500,000 Revolving Note Payable

The $62,500,000 revolving line of credit agreement initially had a maturity date of May 1, 2016. Upon consummation of the IPO, $62,500,000 and accrued interest of $198,469 was paid off, and the debt was extinguished. Upon extinguishment, the Company recorded the unamortized loan origination fees of $311,458 as interest expense in the consolidated statement of operations and comprehensive loss.

The borrowings bore interest at either a LIBOR Rate (LIBOR Adjusted Rate, plus 3.25%) or a Base Rate (Base Rate plus 2.25%). Base rate was defined as the greater of the Prime Rate on the date of the borrowing and the Federal Funds Effective Rate plus 0.5%. Interest on Base Rate Loans were payable monthly, LIBOR Rate loans were payable at the end of the selected interest rate. This note payable was subordinated to the $15,000,000 revolving note payable except for the first mortgage on the Bethlehem, Pennsylvania property. The loan agreement provided for the maintenance of certain financial covenants. The Company was in compliance with these requirements throughout the term of the borrowings. Borrowings on this revolving note payable totaled $60,000,000 at December 31, 2013, and reached total borrowings of $62,500,000 before pay off.

In connection with this note, the Company entered into a Fee and Reimbursement Agreement with certain stockholders who were also guarantors of the note. See note 11 for further detail.

d.	$40,000,000 Credit Facilities

On November 13, 2014, the Company entered into senior secured credit facilities comprising a 5-year $18,000,000 term facility (the “Term Facility”), a 3-year $10,000,000 revolving facility (the “Revolving Facility”) and a $12,000,000 additional term loan commitment earmarked primarily for capital expenditures. Upon closing the $40,000,000 Credit Facilities, the Company had $18,000,000 of aggregate principal amount outstanding under the Term Facility.

On December 23, 2014, the Company repaid the outstanding $18,000,000 million and modified the terms of the $40,000,000 Credit Facilities. The $18,000,000 term facility was extinguished, the 3-year $10,000,000 Revolving Facility remained unchanged, and the $12,000,000 term loan commitment earmarked for capital expenditures was increased to $30,000,000.

Any drawn Capex Commitments will mature on the fifth anniversary of the execution of the loan agreement. Any undrawn Capex Commitments will expire on the third anniversary of the execution of the agreement. Under the terms of the loan agreement, the commitments for the Revolving Facility may be increased up to $10,000,000 subject to certain conditions.

Borrowings under the Credit Facilities will bear interest at variable rates depending on the Company’s election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin will be 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to the Company’s leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. The loan agreement provides for the maintenance of certain financial covenants. The Company was in compliance with these requirements as of December 31, 2014.

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.	$2,000,000 Convertible Notes

On October 23, 2014, the Company issued $2,000,000 in aggregate principal amount of convertible notes to certain of its stockholders, which were repaid upon the consummation of the IPO. The convertible notes were issued at 98% of par and were convertible into Series C Preferred Stock at a price of $5.25 per share, at the option of the holder, at any time after December 31, 2014.  The Company did not accrue interest as the convertible notes started to accrue interest on December 7, 2014, which was after the November 13, 2014 repaid.

Note 8 – Commitments:

Leases – The Company leases office and manufacturing space under non-cancelable operating leases that expire at various dates through January 31, 2017. As of December 31, 2014, future minimum rentals due under these leases were as follows:

December 31, 2014
2015	$370,318
2016	348,153
2017	29,013
$747,484

Rent expense related to these non-cancelable operating leases was $404,438, $481,269, and $326,523 for the years 2014, 2013, and 2012, respectively.

Note 9 – Redeemable Preferred Stock:

Immediately following the closing of the IPO on November 13, 2014, the Company redeemed all the outstanding shares of Series B Preferred Stock (“Series B”), including cumulative dividends, for a cash payment of $34,998,957. Additionally, immediately prior to the closing of the IPO, the Company converted the outstanding shares of Series C Preferred Stock (“Series C”) to 11,067,090 shares of common stock. Based on the Series C anti-dilutive clause, the conversion from Series C to common stock was to be equivalent to the 1-to-0.7396 common stock share split that occurred during 2014 in connection with the IPO.  The converted Series C included 2,477,756 Series C related to the Fees on Debt Guarantee, which were converted to 1,832,531 shares of common stock. See note 11 for further detail.

Dividends

Holders of Series B were entitled to receive dividends payable in additional fully paid and non-assessable shares of Series B at a rate per annum of 15% of the original issue price. Such dividends were to be fully cumulative from the first day of issuance and accrued without interest on both the initial Series B shares obtained and shares obtained via dividend, on a quarterly basis. The dividend accrued during the years ended 2014, 2013, and 2012 was $4,271,550, $4,215,230, and $3,638,052, respectively. The total cumulative dividends that were paid on November 13, 2014 upon redemption of the Series B was $23,840,008.

Holders of Series C were entitled to dividends at a rate of 8% per annum of the Series C original issue price, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to Series C. Accrued dividends were to be payable only when, and if declared by the Board of Directors. In addition, holders of Series C were entitled to share ratably in any cash dividends declared and paid on the common stock in an amount per share equal to the amount of the dividend proposed to be paid on a share of common stock multiplied by the number of shares of common stock issuable upon conversion of the Series C. Once the Series C shares were converted to common stock, the accrued dividends that had not been declared by the Board of Directors were relinquished. Upon conversion none of the accrued dividends had been declared by the Board of Directors. The dividend accrued during the year ended 2013 and 2012 was $4,380,274 and $4,315,396, respectively. Immediately prior to the conversion of Series C to Common Stock, the Series C shares were fair valued utilizing the share price at the date of conversion. The difference between fair value and book value of $82,654,683 was recorded to net loss attributable to common stockholders. The difference between fair value and book value was net of $64,341,539 of cash proceeds

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received, net off issuance costs, and $19,687,856 of dividend accretion through the settlement date, of which $7,014,643 was recorded in 2014.

See the table below for detail over the cumulative dividends.

Fair value per Series C share on November 13, 2014 (date of conversion)	$166,683,790
Cash proceeds received, net of issuance costs (1)	(64,341,539)
Cumulative dividend accretion at December 31, 2013	(12,672,925)
Dividend accretion during 2014	(7,014,643)
Additional loss to common shareholders upon conversion of Series C to common stock	$82,654,683
(1)	– Represents the cash proceeds received, net of issuance costs, by the company from Series C investors throughout the life of the security.

Series B and Series C were historically classified on the balance sheet outside of permanent equity.

Note 10 – Warrant:

In connection with a loan transaction with a bank prior to 2011, and in consideration thereof, the Company issued to a bank a warrant to purchase up to an aggregate of 61,117 shares of voting common stock of the Company at a purchase price of $6.28 per share. In the event the Company issues additional equity instruments at a purchase price or exercise price lower than the warrant exercise price, such exercise price shall be adjusted. This warrant was recorded as a liability with adjustments to fair value recorded in the statement of operations.

This warrant is exercised upon surrender to the Company, on a net basis, such that, without the exchange of any funds, such holder purchases that number of shares otherwise issuable upon exercise of its warrant less that number of shares having a current market price at the time of exercise equal to the aggregate exercise price that would otherwise have been paid by such holder upon the exercise of the warrant.

This warrant automatically converts in October 2017 without any action by the holder. The accrued warrant as of December 31, 2014 was $706,940.

Note 11 – Guarantee Agreement:

In connection with the $62,500,000 revolving note payable (see note 7), the Company entered into a Fee and Reimbursement Agreement with certain stockholders who were also guarantors of the note. That agreement stipulated that the Company would pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor had committed to guarantee. The payment was to be made in the form of newly issued shares of Series C Preferred Stock at the price of $5.25 per share. The fee accrued only from and after the date that the Guarantor entered into the Guarantee, and if at any time any Guarantor’s obligation was terminated in full or in part, the Fee would continue to accrue only with respect to the amount, if any of such Guarantor’s remaining commitment under the Credit Agreement. The fee was contingent in that it would become due and payable only if all principal and interest under the credit agreement had been repaid and a Change of Control had occurred. A Change of Control was defined as any sale, merger, consolidation, share exchange, business combination, equity issuance, or other transaction or series of related transactions, specifically excluding public offerings, which result in the stockholders immediately prior to the transaction(s) owning collectively less than 50% of the voting control immediately following the transaction(s); or (ii) any sale, lease, exchange, transfer, or other disposition of substantially all of the assets, taken as a whole, in a single transaction or series of transactions, excluding sales in the ordinary course of business, sale/leaseback and corporate restructuring transactions.

Immediately prior to the closing of the IPO, the Company converted outstanding fees under the guarantee into 2,477,756 shares of Series C, which were then converted into 1,832,531 shares of common stock.

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fees on debt guarantee was a financial instrument that was recognized as a liability by the Company and recorded at fair value at issuance. The instrument was then adjusted to its then fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss. Historically the Company measured the fair value of the outstanding fee on debt guarantee using an option pricing method with several possible distribution outcomes depending on the timing and kind of liquidity event. Expected volatility was estimated utilizing the historical volatility of similar companies. The risk-free interest rates was based on the U.S. Treasury yield for a period consistent with the expected contractual life.

Upon the conversion of the fees on debt guarantee into shares of Series C, and then subsequently into common stock, the share price of the Company’s common stock was utilized to fair value the fees on debt guarantee and record the final fees on debt guarantee.

Note 12 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the years ended December 31, 2014, 2013, and 2012 was approximately $1,563,976, $978,352, and $1,118,705, respectively. Cost of goods sold the year ended December 31, 2014, 2013, and 2012 included share based compensation of approximately $71,669, $90,614, and $107,067, respectively. Selling, general, and administrative expense for the year ended December 31, 2014, 2013, and 2012 included share-based compensation of approximately $1,492,307, $887,738, and $1,011,638, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At December 31, 2014, there were zero shares available for grant as the plan is frozen. The options granted have maximum contractual terms ranging from 5 to 10 years.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for option to purchase approximately 2,220,280 shares of the Company’s common stock). These options are either time-based (vest over 4 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company or an initial public offering registered under the Securities Act, as defined in the stock grant agreement.

In November, 2014, the Company made modifications that affected all performance-based awards and all exit-event awards under the 2010 Plan. Performance-based awards were modified to time vested awards that cliff vest over two years. At the time of modification the original performance-based awards vesting criteria was not considered probable. The exit-event awards were modified to performance-based awards. At December 31, 2014 the new performance-based awards vesting criteria is considered probable. The modified awards were fair valued on the modification date.

The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock based and cash based awards. As of December 31, 2014, the stock options granted were either time-based (cliff vest over 3 years) or performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

In addition to stock options granted under the 2014 Plan, the Company issued restricted stock units to the board of directors as compensation for their services. The fair value of restricted stock units is based on the share price on the date of grant. These restricted stock units vest over one year, but are not delivered until the end of the year. The Company will settle these awards by common stock transfer. During 2014 there were 24,166 restricted stock units granted.

At December 31, 2014, there were 943,198 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,095,412	$6.82
Granted	—	—
Exercised	(7,953)	6.28
Forfeited	(4,719)	6.72
Outstanding at December 31, 2013	1,082,740	6.91
Granted	255,585	15.00
Modified from Performance Based Options to Service Period Stock Options	680,753	7.10
Exercised	—	—
Forfeited	(741)	6.27
Outstanding at December 31, 2014	2,018,337	$7.91	5.8	$18,391,809
Exercisable at December 31, 2014	1,064,565	$6.81	4.5	$10,914,048

No options were exercised during the year ended 2014 or 2012. The total intrinsic value of options exercised during the year ended December 31, 2013 was $6,559.

A summary of the nonvested service period stock options as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2013	189,234	$6.02
Granted	255,585	$6.34
Modified from Performance Based Options to Service Period Stock Options	680,753	$8.90
Vested	(171,059)	$5.83
Forfeited	(741)	$6.25
Nonvested as of December 31, 2014	953,772	$8.16

As of December 31, 2014, there is approximately $7,090,519 of total unrecognized compensation costs related to non-vested service period options, of which $3,574,546 will be incurred in 2015, $3,065,920 will be incurred in 2016, and the remaining $450,053 will be incurred in 2017.

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual or cumulative revenue goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	674,942	$7.10
Granted	11,094	7.10
Forfeited	(5,283)	7.10
Outstanding at December 31, 2013	680,753	7.10
Granted	255,585	15.00
Modified from Exit Event Options to Performance Based Options	657,693	7.10
Modified from Performance Based Options to Service Period Stock Options	(680,753)	7.10
Outstanding at December 31, 2014	913,278	$9.31	7.1	$7,078,163

No performance-based options are exercisable at December 31, 2014, 2013, or 2012. A summary of the nonvested performance-based options as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	680,753	$5.85
Granted	255,585	6.41
Modified from Exit Event Options to Performance Based Options	657,693	9.31
Modified from Performance Based Options to Service Period Stock Options	(680,753)	(5.85)
Nonvested as of December 31, 2014	913,278	$8.50

As of December 31, 2014, there is approximately $7,623,690 of total unrecognized compensation costs related to non-vested performance based options, which would be recognized if and when the contingent vesting criteria is met. Assuming all contingent vesting criteria is met each year, $3,495,497 will be incurred in 2015, $3,565,203 will be incurred in 2016, and $562,990 will be incurred in 2017. As of December 31, 2014, the achievement of the vesting criteria is considered probable.

Exit Event Options—Exit event option vesting is contingent upon an the occurrence of an exit event, which results from a Change of Control in the Company or an Initial Public Offering of the Company’s common stock under the Securities Act, as defined in the option grant agreement. A summary of exit event stock options outstanding and changes under the plans during the year ended December 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	873,508	$7.10
Granted	5,177	7.10
Forfeited	(1,761)	7.10
Outstanding at December 31, 2013	876,924	7.10
Cancelled	(219,231)	7.10
Modified from Exit Event Options to Performance Based Options	(657,693)	7.10
Outstanding at December 31, 2014	—	—	—	—

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No exit event options were exercisable at December 31, 2013, or 2012. A summary of the nonvested service period stock options as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	876,924	$5.85
Cancelled	(219,231)	5.85
Modified from Exit Event Options to Performance Based Options	(657,693)	5.85
Nonvested as of December 31, 2014	—

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted and modified during the year ended December 31, 2014 was $8.35 per share. The weighted average grant date fair value of options granted during the year ended December 31, 2013 and December 31, 2012 were $5.40 and 5.55 per share, respectively.

Expected Volatility - For the grants during the year ended December 31, 2013 the expected volatility was based on the historical volatility of the Company’s common stock.

The grants during the year ended December 31, 2014 all occurred while the Company was publicly traded. Subsequent to the Company’s IPO on November 6, 2014, the Company no longer deemed it appropriate to use its historical volatility as the historical volatility was not representative of the Company’s stock on the public market. As such the expected volatility used is based upon the volatility of a group of similar entities, referred to as “guideline” companies. The Company considered factors such as industry, stage of life cycle and size in considering these “guideline” companies.

Weighted Average Expected Term - The Company determined the expected term based on the “shortcut method” described in FASB ASC 718, Compensation – Stock Compensation (an expected term based on the midpoint between the vesting date and the end of the contractual term).

Risk-Free Interest Rate- The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Expected Dividend Yield- The Company has not historically declared dividends, and no future dividends are expected to be available to benefit option holders. Accordingly, the Company used an expected dividend yield of zero in the valuation model.

	Year Ended December 31,
	2014	2013	2012
Expected volatility	41.9%	86.0%	91.2%
Average expected term in years	3.9 - 6.6	7	7
Risk-free interest rate	1.01% - 2.09%	1.7%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common share outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the year ended December 31, 2014 and 2013.

The computation of net income attributable to common stockholders is as follows:

	Year ended December 31,
	2014	2013	2012
Net Loss	$(37,339,017)	$(21,687,155)	$(18,656,498)
Preferred stock dividends on Series B and Series C	(11,286,193)	(8,595,504)	(7,953,448)
Additional loss attributable to common stockholders upon conversion of Series C Preferred Stock into common stock	(82,654,683)	—	—
Net Loss attributable to common stockholders	$(131,279,893)	$(30,282,659)	$(26,609,946)

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Year ended December 31,
	2014	2013	2012
Convertible Preferred Series C (on an as-if converted basis)	—	7,713,455	7,598,805
Service Period Stock Options	1,220,739	1,092,604	1,094,618
Warrants	61,117	61,117	61,117
	1,281,856	8,867,176	8,754,540

Note 14 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 25% of their compensation. Company contributions totaled approximately $307,754 in 2014, $196,054 in 2013, and $180,098 in 2012.

Note 15 – Related Party Transactions:

Payments made to a stockholder for distribution services totaled approximately $8,900,444 in 2014, and $6,146,245 in 2013, and $4,882,534 in 2012. Payments made to stockholders for the purchase of raw materials totaled approximately $5,545,835 in 2014, $4,658,118 in 2013, and $3,059,658 in 2012. In addition there were payments of $175,399 in 2014, $678,371 in 2013, and $707,686 in 2012, related to rent and associated utilities and maintenance to a stockholder who is also a landlord of one of our locations. The rent and associated utilities and maintenance cost were at market rates. None of the above payments were made to any stockholder who is an employee, board member, subsidiary, or affiliate of the Company.

In connection with the $62,500,000 revolving note payable, certain stockholders were guarantors of the note. The agreement stipulated that the Company will pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor committed to guarantee. Upon consummation of the IPO, the fees on debt guarantee were paid in the form of Series C shares. See note 11 for further detail.

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers – In 2014, 2013, and 2012 net sales to one of our distributors which sells directly to three of our customers – accounted for 22% 28%, and 20% of our net sales, respectively. In 2014, no customer accounted for more than 10% of our net sales while in 2013 and 2012 one customer accounted for 11% and 14%, respectively, of our net sales.

Major Suppliers –The Company purchased approximately 54% of its raw materials from three vendors during 2014, approximately 56% of its raw materials from three vendors during 2013, and approximately 58% of its raw materials from three vendors during 2012.

The Company also purchased approximately 96% of its treats finished goods from three vendors in 2014, approximately 78% from three vendors in 2013, and approximately 76% from three vendors in 2012.

The Company purchased approximately 74% of its packaging material from three vendors during the twelve months ended December 31, 2014, and approximately 67% of its packaging material from three vendors during the twelve months ended December 31, 2013.

Net Sales by Class of Retail – The following table sets forth net sales by class of retail.

	Twelve months ended December 31,
	2014	2013	2012
Grocery and Mass (1)	$65,212,966	$49,731,873	$33,985,199
Pet Specialty, Natural and Other (2)	21,551,146	13,418,903	9,534,262
Net Sales	$86,764,112	$63,150,776	$43,519,461
(1)	Includes club retail class
(2)	Other sales represent less than 1% of net sales

FRESHPET, INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Unaudited Quarterly Results:

Unaudited quarterly results for the years ended December 31, 2014, 2013, and 2012 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Net sales	19,350,197	20,386,038	22,519,672	24,508,205
Gain (loss) from operations	(2,301,404)	(3,328,420)	(1,338,419)	550,551
Net loss	(5,142,223)	(6,266,803)	(9,483,241)	(16,446,750)
Net loss attributable to common stockholders (1)	(7,485,640)	(10,771,077)	(12,380,254)	(100,642,922)
Basic earnings per common share	(0.53)	(0.77)	(1.19)	(4.35)
Diluted earnings per common share	(0.53)	(0.77)	(1.19)	(4.35)
2013:
Net sales	13,885,185	14,846,366	16,698,903	17,720,322
Loss from operations	(3,147,240)	(3,205,977)	(4,182,320)	(1,845,139)
Net loss	(4,719,104)	(5,253,194)	(6,495,643)	(5,219,214)
Net loss attributable to common stockholders	(6,751,248)	(7,364,129)	(8,647,369)	(7,519,913)
Basic earnings per common share	(0.65)	(0.71)	(0.83)	(0.72)
Diluted earnings per common share	(0.65)	(0.71)	(0.83)	(0.72)
2012:
Net sales	9,382,537	10,536,726	11,226,549	12,373,649
Loss from operations	(4,104,712)	(3,517,450)	(4,671,886)	(2,453,143)
Net loss	(4,388,417)	(4,178,740)	(6,017,866)	(4,071,475)
Net loss attributable to common stockholders	(6,342,042)	(6,151,618)	(8,020,532)	(6,095,754)
Basic earnings per common share	(0.61)	(0.59)	(0.77)	(0.59)
Diluted earnings per common share	(0.61)	(0.59)	(0.77)	(0.59)

(1)	See note 9 for further detail over the dividend accretion that is included within net loss attributable to common stockholders.

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9a. — CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9b. — OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1)	Financial Statements – See index to Financial Statements appearing on page

1)	Financial Statement Schedules – None.

1)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
4.1

Warrant Agreement, dated as of October 5, 2007, between the Company and City National Bank, a national banking association (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.1

Amended and Restated Credit Agreement, dated as of April 12, 2013, among the Company, the several banks and other lenders from time to time parties to thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.4

Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.5

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 28, 2014, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank N.A. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1filed on October 2, 2014)

10.6

Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 23, 2014, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank N.A. (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.7

Amended and Restated Loan and Security Agreement, dated as of December 23, 2010, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.8

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of February 9, 2012, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.9

Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of May 2, 2012, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.10

Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of June 8, 2012, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.11

Amendment Number Four to Amended and Restated Loan and Security Agreement, dated as of May 3, 2013, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.12

Amendment Number Five to Amended and Restated Loan and Security Agreement, dated as of March 14, 2014, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

Exhibit No.	Description
10.13

Amendment Number Six to Amended and Restated Loan and Security Agreement, dated as of September 4, 2014, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.14

Amendment Number Seven to Amended and Restated Loan and Security Agreement, dated as of October 23, 2014, by and between the Company and City National Bank, a national banking association, as lender (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.15

Second Amended and Restated Loan and Security Agreement by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, OneWest Bank, as syndication agent, and the lenders thereto (incorporated by reference to the Company’s Form 8-K filed on November 19, 2014)

10.16

Amendment Number One to Second Amended and Restated Loan and Security Agreement by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s Form 8-K filed on December 29, 2014)

10.17*

Amendment Number Two to Second Amended and Restated Loan and Security Agreement by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto

10.18*

Amendment Number Three to Second Amended and Restated Loan and Security Agreement by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto

10.19	Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.20	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.21	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.22

Form of Restricted Stock Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.23

Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.24

Form of Incentive Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.25

Form of Nonqualified Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.26

Form of Stock Appreciation Rights Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.27	Form of Freshpet, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)
10.28

Employment Agreement between Richard Thompson and Freshpet, Inc., dated as of December 23, 2010 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.29	Form of Employment Agreement between Richard Thompson and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)
10.30	Employment Agreement between Scott Morris and Freshpet, Inc. dated as of October 25, 2006 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

Exhibit No.	Description
10.31

Amendment to Employment Agreement between Scott Morris and Freshpet, Inc. dated as of January 6, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.32	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)
10.33	Employment Agreement between Cathal Walsh and Freshpet, Inc. dated as of October 25, 2006 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)
10.34

Amendment to Employment Agreement between Cathal Walsh and Freshpet, Inc. dated as of January 6, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.35	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)
10.36

Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)

10.37	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)
10.38

Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of April 15, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.39

Amendment No. 1 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of October 9, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.40

Amendment No. 2 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of April 7, 2014 (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.41

Form of Amendment No. 3 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)

10.42

Distribution Agreement between Tyson Foods, Inc. and Freshpet, Inc. dated as of January 6, 2009 (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.43

Amendment to the Distribution Agreement between Tyson Foods, Inc. and Freshpet, Inc. dated as of August 8, 2014 (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.44	Form of Selldown Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Documents
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document

Exhibit No.	Description
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

FRESHPET, INC.

By: /s/ Richard Kassar
Name: Richard Kassar
Title: Chief Financial Officer

*  *  *  *

Power of Attorney

Each person whose signature appears below constitutes and appoints Richard Kassar as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015.

Signature	Title

/s/ Richard Thompson Richard Thompson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Kassar Richard Kassar	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Charles A. Norris Charles A. Norris	Director

/s/ J. David Basto J. David Basto	Director

/s/ Daryl G. Brewster Daryl G. Brewster	Director

/s/ Lawrence S. Coben Lawrence S. Coben	Director

/s/ Walter N. George III Walter N. George III	Director

/s/ Christopher B. Harned Christopher B. Harned	Director

/s/ Robert C. King Robert C. King	Director

/s/ Jonathan S. Marlow Jonathan S. Marlow	Director

/s/ Craig D. Steeneck Craig D. Steeneck	Director