Form 10-K/A
period 2014-12-31
Freshpet, Inc.
filed 2015-04-24
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act:

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

As of April 23, 2015, 33,470,732 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10‑K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, to include the information required by Items 10 through 14 of Part III of the 2014 10-K. This information was previously omitted from the 2014 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2014 10-K and the exhibit index set forth in Part IV of the 2014 10-K and includes certain exhibits as noted thereon. The cover page of the 2014 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2014 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2014 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2014 10-K, nor does it amend, modify or otherwise update any other information in our 2014 10-K. Accordingly, this Amendment should be read in conjunction with our 2014 10-K and with our filings with the SEC subsequent to the filing of our 2014 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2014 10-K.

Table of Contents

Freshpet, Inc.

Amendment No. 1 on Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 10, 2015), position and a description of the business experience of each of our executive officers and each of our post-IPO directors:

Name	Age	Position(s)
Charles A. Norris	68	Chairman of the Board and Director
Richard Thompson	63	Director and Chief Executive Officer
J. David Basto	42	Director
Daryl G. Brewster	58	Director
Lawrence S. Coben	56	Director
Walter N. George III	58	Director
Christopher B. Harned	52	Director
Robert C. King	56	Director
Jonathan S. Marlow	35	Director
Craig D. Steeneck	57	Director
Richard Kassar	67	Chief Financial Officer
Scott Morris	46	Chief Marketing Officer
Cathal Walsh	43	Senior Vice President of Cooler Operations
Michael Hieger	41	Senior Vice President of Manufacturing Operations
Stephen Macchiaverna	57	Senior Vice President, Controller and Secretary
Thomas Farina	50	Senior Vice President of Sales
Kathryn Winstanley	35	Vice President of Marketing

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors and Chairman of the Board since October 2006. Mr. Norris has served as the Chairman of Glacier Water Services Inc. since 2001. He is also a member of the board of directors of AEM Electronics Inc., a position he has held since 2004, and a member of the board of directors of MP Holdco LLC, a position he has held since 2015. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained an executive officer of Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestle in both Switzerland and the United States. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

Director and CEO—Richard Thompson has been a member of our Board of Directors since December 2010 and has served as Chief Executive Officer since January 2011 when MidOcean made its initial investment in us. From 2007 to 2010, Mr. Thompson made investments in various businesses including ZooToo, an online community for pet lovers. He served as Chief Executive Officer of The Meow Mix Company from 2002 until its sale to Del Monte Foods in 2006. Mr. Thompson has been involved in a number of successful ventures, including the American Italian Pasta Company, which he founded in 1985 and where he served as its President and Chief Executive Officer from 1986 to 1991. Mr. Thompson provides the Board of Directors with knowledge of the daily affairs of the Company, public company experience and expertise in the consumer products industry.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is Founding Partner and Managing Director of Broad Sky Partners, a position he has held since its formation in 2013. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean’s consumer sector investing team. Prior to MidOcean, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto currently serves on the board of directors of SBD Holdings Group Corp., the parent company of South Beach Diet Corp., and as a director and co-chairman of MP Holdco LLC. Mr. Basto provides the Board of Directors with expertise in analyzing financial issues and insights into the consumer sector.

Director—Daryl G. Brewster has been a member of our Board of Directors since January 2011. Since 2013, Mr. Brewster has served as the Chief Executive Officer of Committee Encouraging Corporate Philanthropy, a coalition of over 200 large cap companies focused on addressing societal challenges through business. Since 2008, Mr. Brewster has also been the founder/CEO of Brookside Management, LLC, a boutique consulting firm that provides C-level insights and support to consumer companies and service providers to the industry. In 2013, Mr. Brewster co-founded Brewster Foods Group, a family-run business focused on investing in and operating small cap food businesses, where he continues to act as the company’s co-founder and co-chair. Between 2009 and 2013, Mr. Brewster was a Management Advisor to MidOcean partners. Prior to that, Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK; Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the board of MP Holdco LLC and the boards of several middle-market growth companies, and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board of Directors with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

Director—Lawrence S. Coben, Ph.D., has been a member of our Board of Directors since November 2014. Mr. Coben is currently Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC, positions he has held since May 2006. Mr. Coben was also Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, Mr. Coben was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Mr. Coben was an independent consultant and, from 1994 to 1996, he was Chief Executive Officer of Bolivian Power Company. Mr. Coben currently serves on the board of NRG Energy, Inc. and is an Advisory Partner of the Morgan Stanley Infrastructure Partners. Mr. Coben served on the board of directors of Chilean Utility SAESA from 2008 to 2010 and the British power developer Rurelec PLC from 2011 to 2014. Mr. Coben is also Executive Director of the Sustainable Prevention Initiative and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology. Mr. Coben provides the Board of Directors with significant managerial, strategic, and financial expertise, particularly as it relates to company financings, transactions and development initiatives.

Director—Walter N. George III has been a member of our Board of Directors since November 2014. Mr. George is the President of G3 Consulting, LLC, a boutique advisory firm specializing in value creation in small and mid-market consumer products companies, a company he founded in 2013. Mr. George served as President of the American Italian Pasta Company and Corporate Vice President of Ralcorp Holdings from 2010 until its sale to ConAgra Foods in 2013. Mr. George served as Chief Operating Officer at American Italian Pasta Company from 2008 to 2010. From 2001 to 2008, Mr. George served in other executive roles with American Italian Pasta Company, including Senior Vice President—Supply Chain and Logistics and Executive Vice President—Operations and Supply Chain. From 1988 through 2001, Mr. George held a number of senior operating positions with Hill’s Pet Nutrition, a subsidiary of Colgate Palmolive Company, most recently as Vice President of Supply Chain. Mr. George serves on the board of directors of Vision Bank and Old World Spice and Seasoning Company. Mr. George provides the Board of Directors with operations expertise, consumer products and pet food industry expertise and public company experience.

Director—Christopher B. Harned has been a member of our Board of Directors since 2006. Mr. Harned also served as our Vice Chairman from October 2006 to December 2010. Mr. Harned has been a Managing Director in the Investment Banking Group of Nomura Securities International Inc. since September 2014. Prior to joining Nomura, Mr. Harned was a Managing Director with Robert W. Baird & Co., Inc. from November 2011 through September 2014. Prior to joining Baird, Mr. Harned served as a Partner with The Cypress Group LLC from 2001 through November 2011, where he directed the firm’s investment strategy in the consumer products sector and led the investment in The Meow Mix Company. Prior to joining The Cypress Group, Mr. Harned was a Managing Director and Global Head of Consumer Products M&A at Lehman Brothers, where he worked for over 16 years, from September 1985 to November 2001. Mr. Harned currently serves on the board of directors of Quad/Graphics, Inc., a global printer and media channel integrator, and bswift, LLC, a human resources and employee benefits software-as-a-service business. Mr. Harned provides the Board of Directors with expertise in the consumer products sector, the capital markets, public company experience and audit and finance committee experience.

Director—Robert C. King has been a member of our Board of Directors since November 2014. Mr. King served as the Chief Executive Officer of Cytosport, Inc., a sports nutrition company and maker of Muscle Milk, from July 2013 to August 2014. Prior to joining Cytosport, Mr. King was an advisor to TSG Consumer Partners, a mid-market private equity firm specializing in consumer packaged goods companies, from March 2011 to July 2013. Mr. King spent 21 years in the North America Pepsi system, from 1989 to 2010, including serving as Executive Vice President and President of North America for Pepsi Bottling Group from 2008 to his retirement in 2010, President of North America for Pepsi Bottling Group from 2006 to 2008, President of Field Bottling from 2005 to 2006 and Senior Vice President and General Manager for the Mid-Atlantic Business Unit from 2002 to 2005. Before joining the North America Pepsi system, Mr. King worked in various sales and marketing positions with E&J Gallo Winery from 1984 to 1989, most recently as Western Region Sales Manager, and with Procter & Gamble from 1980 to 1984, most recently as Unit Manager. Mr. King has served as non-executive chairman of the board of Gehl Foods, a Wind Point Partners firm, since 2015 and previously served as a board member and advisor to Cytosport, Island Oasis Frozen Cocktail Co., Inc. and Neurobrands, LLC, a producer of premium functional beverages. Mr. King provides the Board of Directors with corporate leadership, public company experience, operations expertise and more than 30 years of consumer packaged goods experience.

Director—Jonathan S. Marlow has been a member of our Board of Directors since December 2010. Mr. Marlow is a Principal at MidOcean, and has been with the firm since 2009, where he has focused on investments within the consumer sector. Prior to MidOcean, Mr. Marlow worked for Investcorp International Inc. in the private equity group from 2006 through 2008. Previously, Mr. Marlow held positions at J.F. Lehman & Company and Bear, Stearns & Co. Inc. Mr. Marlow currently serves on the board of directors of Agilex Fragrances. Mr. Marlow provides the Board of Directors with expertise in investment strategies and insight into the consumer sector.

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck has served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc. since July 2007, where he oversees the company’s financial operations, treasury, tax and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey. Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer packaged goods industry as well as accounting and financial expertise.

CFO—Richard Kassar has served as Chief Financial Officer since January 2011. He previously served as our Chief Executive Officer from July 2006 to January 2011 and as President from January 2011 to June 2014. Mr. Kassar has acted as our principal financial and accounting officer since 2006. Prior to joining Freshpet, he was Senior Vice President and Chief Financial Officer of The Meow Mix Company until its sale to Del Monte Foods in 2006. From 1999 to 2001, he served as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to 1999, Mr. Kassar was employed by Chock Full O’ Nuts in various positions and most recently served as Senior Vice President, Chief Operating Officer and Corporate Controller. Mr. Kassar has been a director of World Fuel Services Corporation since 2002. Mr. Kassar has over 20 years’ experience in the consumer brands industry.

CMO & Co-Founder—Scott Morris is a co-founder of Freshpet and has served as Senior Vice President of Sales and Marketing from 2010 to 2013 and Chief Marketing Officer since January 2014. Mr. Morris is involved in all aspects of Company development and day-to-day operations. Prior to joining Freshpet, Mr. Morris was Vice President of Marketing at The Meow Mix Company from 2002 to 2006. Previously, Mr. Morris worked at Ralston Purina from 1990 to 2002, holding various leadership positions in Sales and Marketing, most recently Pet Food Group Director. Mr. Morris founded The Freshpet Foundation, a 501(c)(3) non-profit charitable organization. He has over 20 years’ experience in consumer packaged goods sales, management and marketing.

SVP Cooler Operations & Co-Founder—Cathal Walsh is a co-founder of Freshpet and has served as Senior Vice President of Cooler Operations since January 2011 and previously served as our Chief Operating Officer from October 2006 to January 2011. Prior to joining Freshpet, Mr. Walsh was Zone Marketing Manager at Nestlé Worldwide from 2000 to 2005 and was Marketing Manager at Nestlé Pet Care from 1996 to 2000. Mr. Walsh has over 16 years’ experience in packaged goods marketing, sales and management, including in international food markets.

SVP Manufacturing Operations—Michael Hieger has served as Senior Vice President of Manufacturing Operations since January 2014. Mr. Hieger was Vice President of Manufacturing Operations from 2007 to 2013. In addition to plant-wide day-to-day activities, he is involved in new product development and co-manufacturing operations. Prior to joining Freshpet, Mr. Hieger focused on dry pet food extrusion as the Engineering Manager with The Meow Mix Company from 2002 to 2006 and as the Pet Treats Manager with Ralston Purina from 1997 to 2002. Mr. Hieger has over 17 years’ experience in pet food manufacturing.

SVP, Controller & Secretary—Stephen Macchiaverna has served as Senior Vice President, Controller and Secretary since October 2006. Prior to joining Freshpet, Mr. Macchiaverna was the Controller for The Meow Mix Company from its inception in 2002 through its sale and transition to Del Monte Foods in 2006. From 1999 to 2001, he was the Vice President of Finance and Treasurer of Virgin Drinks USA, Inc. Mr. Macchiaverna began his consumer packaged goods career with First Brands Corporation, where he worked from 1986 to 1999, most recently as Divisional Controller for all domestic subsidiaries. He has over 25 years’ experience in consumer packaged goods financial management.

SVP Sales—Thomas Farina has served as Senior Vice President of Sales since January 2013 and as our Eastern Region Vice President from 2006 to 2013. Before joining Freshpet, Mr. Farina worked as Eastern Region Vice President at The Meow Mix Company from 2001 to 2006. From 1989 to 1995, Mr. Farina held various positions with American Home Food Products and after its sale, he worked in various positions at International Home Foods from 1996 to 2000, including Regional Vice President. Mr. Farina has over 25 years’ experience in consumer packaged goods.

VP Marketing—Kathryn Winstanley has served as Vice President of Marketing since 2006. Prior to joining Freshpet, Ms. Winstanley was a Senior Brand Manager at The Meow Mix Company from 2004 to 2006 and was a Brand Manager at Snapple Beverage Group from 2001 to 2003. She has over 13 years’ experience in consumer packaged goods marketing and management.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Corporate Governance and Board Structure

In accordance with our Certificate of Incorporation and Bylaws, our Board of Directors consists of 10 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Thompson is independent consistent with the rules of Nasdaq. Mr. Harned, Mr. Brewster and Mr. King are the Class I directors and their terms will expire in 2015. Mr. Basto, Mr. George, Mr. Steeneck and Mr. Coben are the Class II directors and their terms will expire in 2016. Mr. Norris, Mr. Marlow and Mr. Thompson are the Class III directors and their terms will expire in 2017. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Mr. Norris serves as a managing member of Freshpet Investors LLC, Mr. Harned and Mr. Coben are investors in Freshpet Investors LLC and Mr. Marlow serves as a principal of MidOcean. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions—Stockholders Agreement.”

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. Each of the committees reports to the Board of Directors as they deem appropriate, and as the Board of Directors may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

The Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm their independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of their audit and the audit fee; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm, including taking into consideration whether the independent auditor’s provision of any non-audit services to us is compatible with maintaining the independent auditor’s independence; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual consolidated financial statements that we file with the SEC; (6) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (8) reviewing and approving related person transactions; (9) annually reviewing the Audit Committee charter and the committee’s performance; and (10) handling such other matters that are specifically delegated to the Audit Committee by our Board of Directors from time to time.

Our Audit Committee consists of Mr. Steeneck (chair), Mr. Harned and Mr. Basto. Our Board of Directors has affirmatively determined that Mr. Steeneck, Mr. Harned, and Mr. Basto meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and Nasdaq rules. In addition, Mr. Steeneck qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

Our Board of Directors adopted a written charter for the Audit Committee, which is available on our corporate website at www.freshpet.com. Our website is not part of this report.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for developing and recommending to the Board of Directors criteria for identifying and evaluating candidates for directorships and making recommendations to the Board of Directors regarding candidates for election or reelection to the Board of Directors at each annual stockholders’ meeting. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board of Directors concerning corporate governance matters. The nominating and corporate governance committee is also responsible for making recommendations to the Board of Directors concerning the structure, composition and function of the Board of Directors and its committees.

Our Nominating and Corporate Governance Committee consists of Mr. Coben (chair), Mr. George and Mr. King. Our Board of Directors has affirmatively determined that Mr. Coben, Mr. George and Mr. King meet the definition of “independent directors” for purposes of serving on a Nominating and Corporate Governance Committee under applicable SEC and Nasdaq rules.

Our Board of Directors adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at www.freshpet.com. The information contained on our website does not constitute a part of this report.

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans.

Our Compensation Committee consists of Mr. Marlow (chair), Mr. Brewster, Mr. Harned and Mr. King. Our Board of Directors has affirmatively determined that Mr. Marlow, Mr. Brewster, Mr. Harned and Mr. King meet the definition of “independent directors” for purposes of serving on a Compensation Committee under applicable SEC and Nasdaq rules.

Our Board of Directors adopted a new written charter for the Compensation Committee, which is available on our corporate website at  www.freshpet.com. The information contained on our website does not constitute a part of this report.

Risk Oversight

Our Board of Directors is currently responsible for overseeing our risk management process. The Board of Directors focuses on our general risk management strategy and the most significant risks facing us and ensures that appropriate risk mitigation strategies are implemented by management. The Board of Directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures and our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage unnecessary risk-taking. In addition, our Audit Committee oversees the performance of our internal audit function and considers and approves or disapproves any related-party transactions.

Our management is responsible for day-to-day risk management. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

Risk and Compensation Policies

Prior to the completion of this offering, we intend to analyze our compensation programs and policies to determine whether those programs and policies are reasonably likely to have a material adverse effect on us.

Leadership Structure of the Board of Directors

The positions of Chairman of the Board and Chief Executive Officer are presently separated. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board of Directors’ oversight responsibilities continue to grow. While our Bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of the Compensation Committee during 2014.

Code of Ethics

We adopted a written General Code of Ethics (“General Code”) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and controller. In addition, we adopted a written Code of Ethics for Executive Officers and Principal Accounting Personnel (“Code of Ethics”) which applies to our principal executive officer, principal financial officer, controller and other designated members of our management. Copies of each code are available on our corporate website www.freshpet.com. The information contained on our website does not constitute a part of this report. We will provide any person, without charge, upon request, a copy of our General Code or Code of Ethics. Such requests should be made in writing to the attention of our Corporate Secretary at the following address: Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2014 all filing requirements applicable to the Reporting Persons were timely met, except that each of Mr. Basto, Mr. George, Mr. King, Mr. Steeneck, Mr. Brewster and Ms. Winstanley were late in filing a Form 4 relating to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the material elements of compensation awarded to, earned by each of our named executive officers (the “NEOs”) in fiscal 2014. Our NEOs for 2014 are Richard Thompson, who served as our Chief Executive Officer during 2014, Scott Morris, who served as our Chief Marketing Officer during 2014, and Richard Kassar, who served as our Chief Financial Officer during 2014. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

Compensation Philosophy and Objectives

Our compensation philosophy is to align executive compensation with the interests of our stockholders by basing certain compensation decisions on financial objectives that our Board of Directors believes are primary determinants of long-term stockholder value. An important goal of our executive compensation program is to ensure that we hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals. Our executive compensation programs are designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

•	to reward our NEOs for sustained financial and operating performance and leadership excellence;
•	to align their interests with those of our stockholders; and
•	to encourage our NEOs to remain with us for the long-term.

Elements of Compensation

Base Salary

We pay our NEOs a base salary based on the experience, skills, knowledge and responsibilities required of each officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us. In 2014, we paid base salaries of $450,000 to Mr. Thompson, $325,000 to Mr. Morris and $275,000 to Mr. Kassar. None of our NEOs is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. Base salaries for our NEOs are determined by our full Board of Directors at its sole discretion, and no NEO has the right to automatic or scheduled increases in base salary.

Annual Incentive Bonuses

Through the completion of fiscal year 2014, our Board of Directors had not adopted a formal plan or set of formal guidelines with respect to annual incentive or bonus payments, and had rather relied on an annual assessment of the Company’s operating performance, including Adjusted EBITDA, as well as the performance of our executives during the preceding year to make annual incentive and bonus determinations. For 2014, the full Board of Directors determined to pay performance-based bonuses of $96,000 to Mr. Thompson, $57,600 to Mr. Morris, and $48,000 to Mr. Kassar. The performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial, and operating performance objectives. In addition, the Board of Directors determined to pay bonuses in connection with the completion of our initial public offering of $24,000 to Mr. Thompson, $34,000 to Mr. Morris, and $24,000 to Mr. Kassar. In connection with our efforts to formalize our compensation practices, our Board of Directors adopted an annual incentive plan, in which our NEOs are eligible to participate beginning in fiscal year 2015. Our Board of Directors retained the discretion to pay any amounts due under such incentive plan in cash or equity or a combination of both.

Long-Term Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our Board of Directors periodically reviews the equity incentive compensation of our NEOs and from time to time may grant equity incentive awards to them in the form of stock options.

On November 7, 2014, we entered into amendments to all outstanding option agreements under the 2010 Stock Option Plan (the “2010 Plan”) with our employees, including certain of our NEOs, modifying certain of the vesting terms of the options and reducing the number of options subject to the awards. As amended, the options granted to our NEOs become vested and exercisable as follows, subject to the NEOs’ continued employment during the applicable vesting period: (i) the vesting terms of a first tranche of time-vesting options has not been amended and the options subject to such tranche became fully vested on December 31, 2014, (ii) a performance-vesting tranche of the options becomes vested and exercisable in equal installments on each of December 31, 2015 and December 31, 2016, subject to the achievement of certain annual earnings targets, and (iii) a second tranche of time-vesting options becomes vested and exercisable with respect to 40% of such options on November 7, 2015 and with respect to the remaining 60% of such options on November 7, 2016. Further, a second tranche of time-vesting options becomes fully vested upon the occurrence of a Change in Control (as defined in the 2010 Plan) and the performance-vesting tranche becomes fully vested if a Change in Control occurs on or before December 31, 2016, subject to the Change in Control per share price of the Company’s common stock being equal to or in excess of $21.30 per share.

In connection with our initial public offering, we adopted a new equity incentive plan in 2014, our 2014 Omnibus Incentive Plan (the “2014 Plan”). In 2014, we granted our NEOs options to purchase shares of our common stock under the 2014 Plan, 50% of which become vested and exercisable in equal installments on each of the first three anniversaries of the date of grant and 50% of which become vested and exercisable based on the achievement of certain earnings targets during years 2015, 2016 and 2017, subject to the NEOs’ continued employment through the applicable vesting dates. We expect that future awards will be made under the 2014 Plan. For additional detail regarding the 2014 Plan, please see the “Stock Option and Other Compensation Plans” section below.

Other Supplemental Benefits

Our NEOs are eligible for the following benefits on a similar basis as other eligible employees:

•	health, dental and vision insurance;
•	vacation, personal holidays and sick days;
•	life insurance and supplemental life insurance; and
•	short-term and long-term disability.

401(k) Retirement Plan

Additionally, we maintain a 401(k) retirement savings plan (the “401(k) Plan”) that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which a participant may elect to reduce his or her current compensation by up to the statutorily prescribed limit, equal to $17,500 in 2014, and have the amount of the reduction contributed to his or her 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee’s annual eligible earnings. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

We do not maintain any pension plans or non-qualified deferred compensation plans for the benefit of our employees or other service providers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our NEOs during 2013 and 2014.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Richard Thompson(6)	2014	405,231	24,000	2,561,289	96,000	15,313	3,101,833
Chief Executive Officer	2013	400,000	—	—	—	18,625	418,625
Scott Morris	2014	329,225	34,000	588,548	57,600	30,785	1,040,158
Chief Marketing Officer	2013	282,692	—	—	35,000	34,155	351,847
Richard Kassar Chief Financial Officer	2014	252,469	24,000	443,549	48,000	25,257	793,275

(1)	Salaries for fiscal years 2014 and 2013 do not reflect amounts deferred under the Company’s 401(k) Plan.
(2)	The amounts in this column represent cash bonuses granted in connection with the completion of our initial public offering.
(3)

The amounts in this column reflect the aggregate grant date fair value of each option award granted during fiscal year 2014 and the incremental fair value of the modifications to option awards granted on January 1, 2011 described above under the caption entitled “Long-Term Equity Compensation” and the table below entitled “Outstanding Option Awards at December 31, 2014.” The amounts shown were computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 12 to our consolidated financial statements included in our 2014 10-K. Mr. Thompson’s granted and modified option awards in 2014 were $841,889, and $1,719,400, respectively. Mr. Morris’ granted and modified option awards in 2014 were $325,728, and $262,820, respectively and Mr. Kassar’s granted and modified option awards in 2014 were $275,618, and $167,932, respectively. In 2013, we did not grant any of our NEOs options to purchase shares of our common stock.

(4)	The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent awards of performance-based annual bonuses to our NEOs.
(5)

The compensation included in the “All Other Compensation” column consists of the 401(k) company matching contributions made for each of our NEOs and premiums we paid with respect to each of our NEOs for (a) medical, dental and vision insurance, (b) personal accident insurance, (c) life insurance, (d) long-term disability insurance, (e) short-term disability insurance, and (f) fees related to an education assistance program.

(6)	Mr. Thompson also serves as a member of our Board of Directors but does not receive any additional compensation for his service as a director.

Outstanding Option Awards at December 31, 2014

The following table sets forth information regarding outstanding stock options held by our NEOs as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)(2)		Option Exercise Price (Per Share)($)	Option Expiration Date
Richard Thompson	—	132,138		15.00	11/06/2024
	355,102	542,757	(3)	7.10	12/31/2020
Scott Morris	—	51,124		15.00	11/06/2024
	21,374	78,808	(3)	7.10	12/31/2020
	22,316	—		6.28	12/03/2016
Richard Kassar	—	43,260		15.00	11/06/2024
	15,125	50,539	(3)	7.10	12/31/2020
	23,676	—		8.87	02/29/2020
	22,315	—		6.28	12/03/2016

(1)	The unvested time based options vest annually in approximately equal amounts through 2017.
(2)	The unvested performance options vest annually based on targets.
(3)

Pursuant to an amendment to the NEOs’ option agreement on November 7, 2014, the indicated unvested time based options vest annually through 2016 and the indicated unvested performance options vest annually based on the achievement of certain earnings targets in years 2015 and 2016.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of Mr. Thompson, Mr. Morris and Mr. Kassar. The employment agreements provide for an initial term of one year and are subject to automatic one-year extensions beginning on the expiration of the initial term. The automatic extension of the employment agreements may be terminated with at least 90 days’ prior written notice from the executive or the Company stating the intent not to extend the employment term. Under the employment agreements, Mr. Thompson, Mr. Morris and Mr. Kassar are entitled to receive minimum annual base salaries of $450,000, $325,000 and $275,000, respectively, subject to annual review by the Company’s board of directors, and have the opportunity to participate in the Company’s equity incentive programs. Mr. Thompson, Mr. Morris and Mr. Kassar have the opportunity to earn an annual target bonus equal to at least 75%, 50% and 50%, respectively, of their base salary. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally.

Under the employment agreements, in the event of the executive’s termination of employment without “cause,” with “good reason” or due to “permanent disability” (each as defined in the employment agreements), the executive generally is entitled to receive, subject to the executive’s timely execution of a general release of claims: (i) any unpaid base salary and bonuses through the date of termination, (ii) an amount equal to the annual base salary, payable in equal monthly installments over the twelve-month period following such termination, and (iii) continued health and fringe benefits for a period of twelve months following such termination. In addition, in the event of the executive’s termination of employment without “cause” or with “good reason,” the executive generally is entitled to receive a pro-rated annual performance-based bonus for the year in which termination occurs, provided such termination occurs after June 30th of the applicable year.

The employment agreements contain a non-competition covenant that prohibits the executive from competing against the Company for a period of one year following termination of employment. The new employment agreements also contain non-solicitation provisions that prohibit the executives from actively soliciting the Company’s employees, customers or suppliers during the period of employment and for a period of one year following termination of employment. The executives are also subject to perpetual confidentiality restrictions that protect the Company’s proprietary information, developments and other intellectual property.

Stock Option and Other Compensation Plans

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Plan”) was adopted by our Board of Directors and approved by our stockholders in October 2006. The 2006 Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based awards to our employees, officers, directors, consultants and advisors. As of December 31, 2014, there were options to purchase 440,689 shares of our common stock outstanding under the 2006 Plan, at a weighted average exercise price of $6.41 per share, and options to purchase 21,421 shares of our common stock had been exercised. The 2006 Plan was terminated in December 2010 and no awards have been granted under the 2006 Plan since such termination, however, any award outstanding under the 2006 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2010 Stock Option Plan

The 2010 Plan was adopted by our Board of Directors and approved by our stockholders in December 2010. The 2010 Plan provided for the grant of incentive stock options and nonstatutory stock options to our employees, officers, directors, consultants and advisors. As of December 31, 2014, there were options to purchase 1,979,756 shares of our common stock outstanding under the 2010 Plan, at a weighted average exercise price of $7.10 per share, and no options to purchase shares of our common stock had been exercised. The 2010 Plan was terminated in March 2014 and no awards have been granted under the 2010 Plan since such termination, however, any award outstanding under the 2010 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2014 Omnibus Incentive Plan

The 2014 Plan was adopted by our Board of Directors and approved by our stockholders on October 2, 2014 in connection with our initial public offering. The 2014 Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to our directors, officers, employees, consultants and advisors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Plan or with respect to which awards may be granted may not exceed 1,479,200 shares. As of December 31, 2014, there were options to purchase 511,170 shares of our common stock outstanding under the 2014 Plan, at a weighted average exercise price of $15.00 per share, and no options to purchase shares of our common stock had been exercised.

Limitations on Liability and Indemnification

Our Certificate of Incorporation, which became effective upon the closing of our initial public offering, limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the DGCL and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

•	for any breach of the director’s duty of loyalty to us or our stockholders;
•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	for voting for or assenting to unlawful payments of dividends, stock repurchases or other distributions; or
•	for any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

In addition, our Certificate of Incorporation, which became effective upon the closing of our initial public offering, provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

We maintain a general liability insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we have entered into indemnification agreements with our directors. These indemnification agreements may require us, among other things, to indemnify each such director for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him in any action or proceeding arising out of his service as one of our directors.

Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our Board of Directors.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. It also is possible that the director or officer could amend or terminate the plan when not in possession of material, nonpublic information. In addition, our directors and executive officers may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Director Compensation

Our non-employee directors are compensated for their services on our Board of Directors as follows:

•

each non-employee director receives an annual fee of $75,000 ($37,500 in cash plus an equity grant equal to $37,500) except for the Chairman of the Board who receives an annual fee of $125,000 ($62,500 in cash plus an equity grant equal to $62,500);

•	the Chairman of the Audit Committee receives an additional annual fee of $10,000;
•	the Chairman of the Compensation Committee receives an additional annual fee of $5,000; and
•	the Chairman of the Nominating and Corporate Governance Committee receives an additional annual fee of $5,000.

During fiscal 2014, our directors received compensation for their services on our Board of Directors from November 7, 2014 (the date of our initial public offering) through the end of the fiscal year on a pro-rata basis.

Each annual fee is payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board.

Each member of our Board of Directors is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and any committee of the Board of Directors on which he or she serves.

Prior to our initial public offering, we did not pay cash retainers or provided other forms of compensation such as non-equity awards, equity awards or perquisites, with respect to service on our Board of Directors. We have historically reimbursed our directors for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table displays equity compensation plan information as of December 31, 2014. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2006 Plan	440,689	$6.41	—
2010 Plan	1,979,756	7.10	—
2014 Plan (1)	535,336	15.00	943,198
Equity compensation plans not approved by security holders	—	—	—
Total	2,955,781	$8.37	943,198

(1)	Includes 24,166 restricted stock units granted under the 2014 Plan

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 23, 2015, by:

•	each person known by us to beneficially own 5% or more of our outstanding common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

For further information regarding material transactions between us and certain of our stockholders, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions.”

The numbers listed below are based on 33,470,732 shares of our common stock outstanding as of April 23, 2015. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
MidOcean(2)	8,691,000	26.0%
Freshpet Investors LLC(3)	6,293,255	18.8%
Executive Officers and Directors:
Charles A. Norris(4)	6,421,701	19.2%
Richard Thompson(5)	841,744	2.5%
J. David Basto	5,833	*
Daryl G. Brewster	38,745	*
Lawrence S. Coben	8,135	*
Walter N. George III	19,167	*
Christopher B. Harned	2,500	*
Robert C. King	12,500	*
Jonathan S. Marlow	—	—
Craig D. Steeneck	19,167	*
Richard Kassar(6)	276,410	*
Scott Morris(7)	314,341	*
Cathal Walsh	178,039	*
Michael Hieger	34,784	*
Stephen Macchiaverna	107,586	*
Thomas Farina	122,992	*
Kathryn Winstanley	31,575	*
Executive Officers and Directors as a Group (17 persons)	8,435,219	24.7%

*	Less than 1%
(1)

A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:

•	investment power which includes the power to dispose, or to direct the disposition of, such security.
•	voting power which includes the power to vote, or to direct the voting of, such security; and/or

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 23, 2015 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. The address of our executive officers is 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

(2)

Includes 5,373,530 shares of common stock held by MidOcean Partners III, L.P., 2,856,777 shares of common stock held by MidOcean Partners III-A, L.P. and 458,193 shares of common stock held by MidOcean Partners III-D, L.P. (collectively, the “MidOcean Entities”). MidOcean Associates, SPC by and on behalf of its Segregated Portfolio, MidOcean Partners Segregated Portfolio III (“Associates”) is the General Partner of each of the MidOcean Entities. MidOcean US Advisor, L.P. (“US Advisor”) provides investment advisory services to each of the MidOcean Entities and Associates. 2,500 shares of restricted common stock are held by US Advisor. J. Edward Virtue indirectly controls the shares of common stock held by the MidOcean Entities. Accordingly, Associates, US Advisor and Mr. Virtue may be deemed to have beneficial ownership of the shares of common stock held by the MidOcean Entities, although each of Associates, US Advisor and Mr. Virtue disclaims beneficial ownership of the shares owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of the MidOcean Entities, Associates, US Advisor and Mr. Virtue is 320 Park Avenue, 16th Floor, New York, New York 10022.

(3)

Charles A. Norris and Kayne Anderson Capital Advisors L.P. are the managing members of Freshpet Investors LLC and share voting and investment power over the shares of common stock held by Freshpet Investors LLC. Richard Kayne is the managing partner of Kayne Anderson Capital Advisors L.P. Mr. Norris, Mr. Kayne and Kayne Anderson Capital Advisors L.P. disclaim beneficial ownership of all of the shares of common stock held or controlled by Freshpet Investors LLC except to the extent of their pecuniary interest therein.

(4)

Includes 4,166 shares of common stock held by Mr. Norris directly, 124,279 shares of common stock held by Norris Trust dtd 6/18/02 and 6,293,255 shares of common stock held by Freshpet Investors LLC (see footnote 3). Mr. Norris disclaims beneficial ownership of all of the shares of common stock held or controlled by Freshpet Investors LLC except to the extent of his pecuniary interest therein.

(5)

Includes 370,930 shares of common stock held directly by Mr. Thompson and 470,814 shares of common stock held by Thompson Holdings, LLP and Thompson FP Food, LLC. Mr. Thompson has voting and investment power over the shares held of record by Thompson Holdings, LLP and Thompson FP Food, LLC.

(6)

Includes 255,110 shares of common stock held by Mr. Kassar directly and 21,300 shares of common stock held by Richard Kassar LLC. Mr. Kassar has voting and investment power over the shares held of record by Richard Kassar LLC.

(7)

Includes 291,801 shares of common stock held by Mr. Morris directly and 22,540 shares of common stock held by Morris Mutts LLC. Mr. Morris has voting and investment power over the shares held of record by Morris Mutts LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreement

We are party to a Second Amended and Restated Stockholders Agreement with MidOcean, Freshpet Investors LLC and certain of our other stockholders (the “Stockholders Agreement”), pursuant to which MidOcean, Freshpet Investors LLC and the other stockholders party thereto are entitled to certain registration rights. As of April 23, 2015, the stockholders party to this agreement held an aggregate of 20,702,059 shares, or 61.9%, of our common stock.

Demand Registrations

Under the Stockholders Agreement, holders of a majority of the shares subject to the agreement (the “Registrable Securities”) are able to require us to use our best efforts to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) (“Demand Registration”), and we are required to notify the remaining holders of Registrable Securities in the event of such request (a “Demand Registration Request”). The holders of Registrable Securities can issue up to eight Demand Registration Requests. All eligible holders will be entitled to participate in any Demand Registration upon proper notice to us. We have certain limited rights to delay or postpone such registration.

Piggyback Registrations

Under the Stockholders Agreement, if at any time we propose or are required to register any of our equity securities under the Securities Act (other than a Demand Registration or certain excluded registrations), we will be required to notify each holder of Registrable Securities of its right to participate in such registration (a “Piggyback Registration”). We have the right to terminate or postpone any registration statement in which holders of Registrable Securities have elected to exercise Piggyback Registration rights.

Expenses of Registration

We are required to bear the registration expenses (other than underwriting discounts) incident to any registration in accordance with the Stockholders Agreement, including the reasonable fees of counsel chosen by the holders of a majority of the Registrable Securities included in the registration.

Indemnification

Under the Stockholders Agreement, we must, subject to certain limitations, indemnify each holder of Registrable Securities and its employees, partners, members, officers, directors, and stockholders of each such holder; agents, representatives, and advisors, including legal counsel and accountants for each such holder; any underwriter (as defined in the Securities Act) for each such holder; and each person, if any, who controls such holder or underwriter within the meaning of the Securities Act or the Exchange Act, against all losses, claims, damages, liabilities and expenses in certain circumstances and to pay any expenses reasonably incurred in connection with investigating and defending such losses, claims, damages, liabilities and expenses, except insofar as the same arise out of or are based upon actions or omissions made in reliance upon and in conformity with written information furnished by or on behalf of any such holder expressly for us in connection with a registration effected pursuant to the Stockholders Agreement.

Selldown Agreement

We are party to a selldown agreement with Freshpet Investors LLC pursuant to which Freshpet Investors LLC agreed for a period of 18 months from the completion of our initial public offering (the “Selldown Period”) not to offer, transfer, distribute, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of our common stock, or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock (collectively, the “applicable securities”), whether owned by Freshpet Investors LLC at the time of the completion of the offering or acquired by it thereafter. Notwithstanding the above restriction, Freshpet Investors LLC may:

(i)

in any 90 day period (x) during the time beginning on the day that is 181 days following the completion of our initial public offering and ending on the day that is 12 months following the completion of our initial public offering, transfer up to 7.5% of the applicable securities held by it on the date of the agreement and (y) during the time beginning on the day that is 366 days following the completion of our initial public offering and ending at the conclusion of the Selldown Period transfer up to 10% of the applicable securities held by it on the date of the agreement, in each case as a distribution to its members, affiliates or any investment fund or other entity controlled or managed by it; or

(ii)

transfer its applicable securities pursuant to a bona fide third party tender offer, merger, consolidation or other similar transaction made to all holders of our common stock involving a change of control (as defined in the selldown agreement) of us following the completion of our initial public offering.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Guarantee Agreement

In connection with the $62.5 Million Revolver, we entered into a Fee and Reimbursement Agreement with MidOcean, certain individuals associated with Freshpet Investors LLC (an entity related to Charles A. Norris, our Chairman of the Board of Directors), Charles A. Norris, Richard Thompson (our Chief Executive Officer), and Richard Kassar (our Chief Financial Officer), each a guarantor of a portion of the $62.5 Million Revolver. MidOcean, certain individuals associated with Freshpet Investors LLC, Charles A. Norris, Richard Thompson and Richard Kassar guaranteed $32.9 million, $24.3 million, $4.3 million, $0.3 million and $0.7 million, respectively. The agreement stipulated that we would pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor committed to guarantee. Payments were to be made in the form of newly issued shares of Series C Preferred Stock at the price of $5.25 per share. The fee accrued only from and after the date that the guarantor entered into the guarantee, and if at any time any guarantor’s obligation is terminated in full or in part, the fee continued to accrue only with respect to the amount, if any, of such guarantor’s remaining commitment under the credit agreement governing the $62.5 Million Revolver. The fee was contingent in that it would become due and payable only if all principal and interest under the $62.5 Million Revolver was repaid and a Change of Control (as defined in the agreement) had occurred.

We used a portion of the proceeds from our initial public offering and related debt refinancing to repay the borrowings under the $62.5 Million Revolver, relieving us of future fees on the debt guarantee. In addition, all of the outstanding guarantee fees were converted into Series C Preferred Stock, which were subsequently converted into shares of common stock. As a result, MidOcean, certain individuals associated with Freshpet Investors LLC, Charles A. Norris, Mr. Thompson and Mr. Kassar were issued 1,302,408, 958,852, 168,036, 21,401, and 27,059 shares of Series C Preferred Stock, respectively, which were converted into 963,260, 709,152, 124,279, 15,828 and 20,012 shares of common stock, respectively.

Tyson Agreement

Effective January 9, 2009, we entered into a distribution agreement with Tyson Foods, Inc. (“Tyson”), which is one of our stockholders. Pursuant to the distribution agreement, Tyson agreed to perform certain distribution and logistical services for us. Our agreement with Tyson expires on December 31, 2015. For the years ended December 31, 2013 and 2014, we paid $6.1 million and $8.9 million, respectively, for work performed by Tyson under the agreement.

We also purchase, on an as needed basis, certain raw materials from Tyson. For the years ended December 31, 2013 and 2014, we paid $0.5 million and $0.6 million, respectively, to Tyson for raw materials provided to us.

The Stockholder Note

We issued $1.5 million of notes to certain stockholders of the Company. The Stockholder Note accrued interest compounded annually at a rate of 10%. The Stockholder Note and all accrued interest were due on December 23, 2020. Freshpet Investors LLC and Tyson held $0.6 million and $0.7 million, respectively, of the Stockholder Note. No other stockholder held an amount exceeding $120,000. We used a portion of the proceeds from our initial public offering and related debt refinancing to repay the Stockholder Note.

The Convertible Notes

We issued $2.0 million in aggregate principal amount of convertible notes on October 23, 2014 to certain stockholders. Beginning on December 7, 2014, the Convertible Notes accrued interest at a rate of 15%, compounded annually and added to the principal amount of the Convertible Notes. The Convertible Notes were issued at 98% of par and were convertible, at the option of the holder, into Series C Preferred Stock, at a price of $5.25 per share, at any time after December 31, 2014 if the Convertible Notes were outstanding at that time. The Convertible Notes would have matured on November 1, 2017.

We used a portion of the proceeds from our initial public offering and related debt refinancing to repay the Stockholder Note. MidOcean, Charles A. Norris (our Chairman of the Board) and David Shladovsky held $1.0 million, $0.5 million and $0.5 million, respectively, in aggregate principal amounts of Convertible Notes.

Procedures for Approval of Related Party Transactions

Our Board of Directors has adopted a written related party transaction policy, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy is administrated by our Audit Committee. These policies provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Audit Fees(1)	$315,000	$89,840
Audit-Related Fees(2)	504,530	60,000
Tax Fees(3)	—	—
All Other Fees(4)	99,781	—
Total	$919,311	$149,840

(1)	Audit Fees: These fees include fees related to the audit of the Company’s annual financial statements for 2013 and 2014 and review of the Company’s quarterly financial statements for 2014.
(2)

Audit-Related Fees: Audit-related fees are for assurance and related services including, among others, due diligence services and consultation concerning financial accounting and reporting standards. Fees are for services in connection with the Company’s filing of a registration statement on Form S-1 with the U.S. Securities and Exchange Commission and preparation of a comfort letter for the Company’s underwriters.

(3)	Tax Fees: Tax fees include fees incurred in connection with tax advice and planning.
(4)	All other Fees: All other fees are for use of the registered public accounting firm’s advisory services.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

Performed by the Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor and to not engage the independent auditor to perform the non-audit services proscribed by law or regulation. The Audit Committee may adopt pre-approval policies and procedures detailed as to particular services and delegate pre-approval authority to a member of the Audit Committee. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All services provided by KPMG, LLP subsequent to the formation of the Audit Committee on November 6, 2014 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

3)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)

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

10.17

Amendment Number Two to Second Amended and Restated Loan and Security Agreement by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto

10.18

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

10.44	Form of Selldown Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1filed on November 4, 2014)

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

31.3*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014

31.4*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2015.

FRESHPET, INC.

By:	/s/ Richard Kassar
Name:	Richard Kassar
Title:	Chief Financial Officer

*  *  *  *

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2015.

Signature	Title

*	Chief Executive Officer and Director
Richard Thompson	(Principal Executive Officer)

/s/ Richard Kassar	Chief Financial Officer
Richard Kassar	(Principal Accounting and Financial Officer)

*	Director
Charles A. Norris

*	Director
J. David Basto

*	Director
Daryl G. Brewster

*	Director
Lawrence S. Coben

*	Director
Walter N. George III

*	Director
Christopher B. Harned

*	Director
Robert C. King

*	Director
Jonathan S. Marlow

*	Director
Craig D. Steeneck

By:	/s/ Richard Kassar
Richard Kassar Attorney-in-Fact