Form 10-Q
period 2015-03-31
Freshpet, Inc.
filed 2015-05-11
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2015 was 33,470,732.

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
•

other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (the “Form 10-K”) and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

Item 1. Financial Statements

FRESHPET INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and equivalents	$24,918,508	$36,259,252
Short-term investments	7,499,205	—
Accounts receivable, less allowance for doubtful accounts of $383,126 on March 31, 2015 and $359,425 on December 31, 2014	6,533,594	5,360,400
Inventories, net	7,427,084	7,314,151
Prepaid expenses and other current assets	719,257	1,291,379
Total Current Assets	47,097,648	50,225,182
Property, plant and equipment, net	61,953,765	57,825,961
Deposits on equipment	2,318,191	2,883,234
Other assets	1,624,924	1,527,483
Total Assets	$112,994,528	$112,461,860
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	7,238,095	5,423,905
Accrued expenses	2,226,982	2,938,316
Total Current Liabilities	$9,465,077	$8,362,221
OTHER LIABILITIES:
Accrued warrants	821,046	706,940
Total Liabilities	$10,286,123	$9,069,161
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,470,732 and 33,468,342 issued and outstanding on March 31, 2015 and December 31, 2014, respectively	33,470	33,468
Additional paid-in capital	290,119,660	288,216,882
Accumulated deficit	(187,444,725)	(184,857,651)
Total Stockholders' Equity	102,708,405	103,392,699
Total Liabilities and Stockholders' Equity	$112,994,528	$112,461,860

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
NET SALES	$27,054,674	$19,350,197
COST OF GOODS SOLD	13,801,655	10,057,072
GROSS PROFIT	13,253,019	9,293,125
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	15,791,703	11,594,529
LOSS FROM OPERATIONS	(2,538,684)	(2,301,404)
OTHER EXPENSES:
Other Income/(Expenses)	4,148	(41,598)
Fees on Debt Guarantee	—	(1,837,247)
Interest Expense	(37,538)	(953,975)
	(33,390)	(2,832,820)
LOSS BEFORE INCOME TAXES	(2,572,074)	(5,134,224)
INCOME TAX EXPENSE	15,000	8,000
NET LOSS	(2,587,074)	(5,142,224)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,587,074)	$(7,485,640)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.08)	$(0.53)
-DILUTED	$(0.08)	$(0.53)
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,469,749	14,035,660
-DILUTED	33,469,749	14,035,660

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,587,074)	$(5,142,224)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for losses on accounts receivable	(918)	169,846
Loss on disposal of equipment and deposits on equipment	8,723	34,766
Fees on debt guarantee	—	1,837,247
Share based compensation	1,860,112	242,926
Fair value adjustment for outstanding warrants	114,106	—
Change in reserve for inventory obsolescence	6,006	91,529
Depreciation and amortization	1,754,905	1,588,005
Amortization of deferred financing costs and loan discount	35,294	63,024
Changes in operating assets and liabilities
Accounts receivable	(1,172,276)	(1,741,546)
Inventories	(118,939)	719,411
Prepaid expenses and other current assets	572,122	61,007
Other assets	(130,025)	(109,906)
Accounts payable	1,477,326	1,681,848
Accrued expenses and accrued interest on long-term debt	(711,334)	286,408
Net cash flows provided by (used in) operating activities	1,108,028	(217,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(7,499,205)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(4,964,527)	(4,756,757)
Proceeds from sale of equipment	-	232,699
Net cash flows used in investing activities	(12,463,732)	(4,524,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	—	2,000,000
Exercise of options to purchase common stock	14,960	—
Proceeds from preferred stock - Series C issued	—	2,499,998
Net cash flows provided by financing activities	14,960	4,499,998
NET CHANGE IN CASH AND EQUIVALENTS	(11,340,744)	(241,719)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	36,259,252	2,444,754
CASH AND EQUIVALENTS, END OF PERIOD	$24,918,508	$2,203,035
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$24,744	$905,843
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend accretion	$—	$2,343,416
Property, plant and equipment purchases in accounts payable	$1,320,823	$758,218

See accompanying notes to the unaudited consolidated financial statements.

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

Basis of Presentation - The accompanying consolidated balance sheet as of March 31, 2015, statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes related to the three months ended March 31, 2015 and 2014 are unaudited. The results for three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K.

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

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts reported in the balance sheets for other receivables, short-term investments, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

Short-Term Investments – The Company holds interest-bearing certificates of deposits with financial institutions with maturities ranging from three months to one year. Certificates of deposit are classified as short-term investments and interest is recorded as other income.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest,” which requires that debt issuance cost be presented on the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This new guidance will be effective for the Company beginning January 1, 2016. ASU 2015-03 will not have an impact on the Company’s consolidated financial statements other than presentation.

Note 3 – Inventories:

	March 31, 2015	December 31, 2014
Raw Materials	$2,032,217	$2,321,458
Packaging Components Material	1,289,130	1,158,967
Finished Goods	4,171,224	3,905,219
	7,492,571	7,385,644
Reserve for Obsolete Inventory	(65,487)	(71,493)
	$7,427,084	$7,314,151

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	March 31, 2015	December 31, 2014
Refrigeration Equipment	$50,004,275	$47,789,991
Machinery and Equipment	20,318,979	19,677,778
Building and Improvements	9,985,917	9,985,917
Furniture and Office Equipment	1,933,558	1,826,249
Leasehold Improvements	627,962	627,962
Construction in Progress	4,788,690	1,941,754
Automotive Equipment	316,101	314,885
	87,975,482	82,164,536
Less: Accumulated Depreciation and Amortization	(26,021,717)	(24,338,575)
	$61,953,765	$57,825,961

Depreciation expense related to property, plant and equipment totaled $1,726,976 for the three months ended March 31, 2015, of which $619,254 was recorded to cost of goods sold for the three months ended March 31, 2015, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. Depreciation expense related to property, plant and equipment totaled approximately $1,576,141 for the three months ended March 31, 2014, of which $626,822 was recorded to cost of goods sold for the three months ended March 31, 2014, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

During the three months ended March 31, 2014, the Company completed a project to analyze the estimated future years of service on its existing refrigeration equipment. Based on this analysis, the Company estimates that the useful life of its refrigeration equipment increased from 6 to 9 years. The Company applied this change in estimate prospectively, which reduced depreciation by approximately $1.8 million for fiscal year 2014 and is expected to reduce depreciation by $2.0 million for fiscal year 2015. The useful life of the other classes of property, plant and equipment remains unchanged.

Note 5 – Accrued Expenses:

	March 31, 2015	December 31, 2014
Accrued Compensation	$731,799	$1,802,756
Other Accrued Expenses	436,844	406,179
Accrued Insurance	183,483	—
Accrued Marketing	16,879	127,028
Accrued Freight	114,349	97,561
Accrued Chiller Maintenance	717,628	349,792
Accrued Sales and Use Tax	26,000	155,000
	$2,226,982	$2,938,316

Note 6 – Debt:

Prior to the Initial Public Offering (“IPO”) and related debt refinancing, the Company’s outstanding debt consisted of a $1.5 million stockholder note (the “Stockholder Note”), a $27.0 million revolving note payable (the “$27.0 Million Revolver”), a $62.5 million revolving note payable (the “$62.5 Million Revolver”), and $2.0 million in shareholder convertible notes (the “Convertible Notes”). Each of these was repaid concurrent with the closing of the IPO.

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 13, 2014, in connection with the IPO, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprised of a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”).

On December 23, 2014, the Company repaid the outstanding $18.0 million and modified the terms of the $40.0 million Credit Facilities. The $18.0 million term facility was extinguished, the 3-year $10.0 million Revolving Facility remained unchanged, and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million.

Any drawn Capex Commitments (the “Capex Loans”) will mature on the fifth anniversary of the execution of the Loan Agreement. Any undrawn Capex Commitments will expire on the third anniversary of the execution of the agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions.

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of March 31, 2015, the Company was in compliance with all the covenants in its credit agreement.

As of March 31, 2015, we had no debt outstanding.

Note 7 – Redeemable Preferred Stock:

Concurrent with the closing of the IPO on November 13, 2014, the Company redeemed all the outstanding shares of Series B Preferred Stock (“Series B”), including cumulative dividends, for a cash payment of $34,998,957. Additionally, immediately prior to the closing of the IPO, the Company converted the outstanding shares of Series C Preferred Stock (“Series C”) to 11,067,090 shares of common stock. Based on the Series C anti-dilutive clause, the conversion from Series C to common stock was to be equivalent to the 1-to-0.7396 common stock share split that occurred in connection with the IPO.  The converted Series C included 2,477,756 Series C shares related to the Fees on Debt Guarantee, which were converted to 1,832,531 shares of common stock.

During the three months ended March 31, 2014, the Company issued an additional 476,186 shares of Preferred Stock Series C at $5.25 per share. The dividends accrued during the three months ended March 31, 2014 were $1,153,827 for the Preferred Stock Series B and $1,189,589 for the Preferred Stock Series C. There were no dividends accrued as of March 31, 2015 due to the redemption of Series B and conversion of Series C upon the close of the IPO.

Note 8 – Guarantee Agreement:

In connection with the $62.5 Million Revolver (see Note 6), the Company entered into a Fee and Reimbursement Agreement with certain stockholders who were also guarantors of the note. That agreement stipulated that the Company would pay each Guarantor a contingent fee equal to 10% per annum of the amount that each Guarantor had committed to Guarantee. The payment was to be made in the form of newly issued shares of Series C at a price of $5.25 per share. The fee accrued only from and after the date that the Guarantor entered into the Guarantee, and if at any time any Guarantor’s obligation was terminated in full or in part, the Fee would continue to accrue only with respect to the amount, if any, of such Guarantor’s remaining commitment under the Credit Agreement.

Immediately prior to the closing of the IPO, the Company converted outstanding fees under the guarantee into 2,477,756 shares of Series C, which were then converted into 1,832,531 shares of common stock.

The fees on debt guarantee were recognized as a liability by the Company and recorded at fair value at issuance. The instrument was then adjusted to its then fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss. Historically, the Company measured the fair value of the outstanding fee on debt guarantee using an option pricing method with several possible distribution outcomes depending

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on the timing and kind of liquidity event. Expected volatility was estimated utilizing the historical volatility of similar companies. The risk-free interest rates were based on the U.S. Treasury yield for a period consistent with the expected contractual life.

Note 9 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the months ended March 31, 2015 and 2014 was $1,887,820 and $242,926, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). The options granted have maximum contractual terms ranging from 5 to 10 years. At March 31, 2015, there were zero shares available for grant as the plan is frozen.

During the three months ended March 31, 2015, there were no grants and 2,390 shares were exercised, at a weighted average exercise price of $6.27, under the 2006 Plan.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 2,220,280 options to purchase shares of the Company’s common stock). These options are either time-based (vest over 4 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company or an initial public offering registered under the Securities Act, as defined in the stock grant agreement.

In November, 2014, the Company made modifications that affected all performance-based awards and all exit-event awards under the 2010 Plan. Performance-based awards were modified to time vested awards that cliff vest over two years. At the time of modification, the original performance-based awards’ vesting criteria was not considered probable. The exit-event awards were modified to performance-based awards. At December 31, 2014, the new performance-based awards’ vesting criteria was considered probable. The modified awards were fair valued on the modification date. The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

During the three months ended March 31, 2015, there were no grants or exercises under the 2010 Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of March 31, 2015, the stock options granted were either time-based (cliff vest over 3 years) or performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

In addition to stock options granted under the 2014 Plan, the Company may issue restricted stock units to the board of directors as compensation for their services. The fair value of restricted stock units is based on the share price on the date of grant. Restricted stock units granted in 2014 vest over one year, and the Company will settle these awards by common stock transfer. During the three months ended March 31, 2015, there were no restricted stock units granted.

During the three months ended March 31, 2015, there were 6,550 units granted, at a weighted average exercise price of $17.00, and there were no exercises under the 2014 Plan.

At March 31, 2015, there were 936,648 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2015 and March 31, 2014.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2015	2014
Convertible Preferred Series C (on an as-if converted basis)	—	8,495,604
Service Period Stock Options	2,019,647	1,082,740
Warrants	61,117	61,117
	2,080,764	9,639,461

The computation of net income attributable to common stockholders is as follows:

	Three months ended
	March 31,
	2015	2014
Net loss	$(2,587,074)	$(5,142,224)
Preferred stock dividends on Series B and Series C*	—	(2,343,416)
Net loss attributable to common stockholders	$(2,587,074)	$(7,485,640)

* See Note 7 – Redeemable Preferred Stock for further detail and discussion.

Note 11 – Related Party Transactions:

Payments made to a stockholder for distribution services totaled $2,500,436 during the three months ended March 31, 2015, and $1,835,704 during the three months ended March 31, 2014. Payments of $1,720,817 for the three months ended March 31, 2015, and $1,159,657 for the three months ended March 31, 2014, were made to stockholders for the purchase of raw materials. In addition, there were payments of $29,589 for the three months ended March 31, 2015, and $103,400 for the three months ended March 31, 2014, related to rent and associated utilities and maintenance to a stockholder who is also a landlord of one of our locations. The rent and associated utilities and maintenance cost were at market rates. None of the payments made above were to stockholders who are either an employee, board member, subsidiary, or affiliate of the Company.

In connection with the $62.5 Million Revolver, certain stockholders were guarantors of the note. That agreement stipulated that the Company pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor has committed to guarantee. The $62.5 Million Revolver was repaid in connection with the IPO. See Note 8 for further detail.

Note 12 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—For the three months ended March 31, 2015 and 2014, net sales to one of our distributors, which sells directly to three of our customers, accounted for 20% and 25% of our net sales, respectively. For the three

FRESHPET INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended March 31, 2015, one customer accounted for more than 10% of our net sales, while no customer accounted for more than 10% of our net sales during the same period in 2014.

Major Suppliers—The Company purchased approximately 50% of its raw materials from three vendors during the three months ended March 31, 2015, and approximately 58% of its raw materials from three vendors during the three months ended March 31, 2014.

The Company also purchased approximately 91% of its treats finished goods from three other vendors for the three months ended March 31, 2015, and approximately 86% from three vendors for the three months ended March 31, 2014.

The Company purchased approximately 73% of its packaging material from three vendors during the three months ended March 31, 2015, and 75% of its packaging material from two vendors during the three months ended March 31, 2014.

Net Sales By Class of Retail – The following table sets forth net sales by class of retail:

	Three months ended
	March 31,
	2015	2014
Grocery, Mass and Club	$20,484,045	$14,579,249
Pet Specialty, Natural and Other	6,570,629	4,770,948
Net Sales	$27,054,674	$19,350,197

Note 13 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements other than as disclosed below:

Secondary Offering

On May 5, 2015, the Company completed its secondary public offering (File No. 333-203368), in which the selling stockholders sold 6,110,353 shares of common stock, including 797,002 shares of common stock issued as a result of the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $21.47 per share. The aggregate amount of gross consideration paid by the public for shares sold in the offering was approximately $131 million. The Company did not receive any of the proceeds from the sale of shares in the secondary offering.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Form 10-K.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Forward-Looking Statements" in this report and "Risk Factors" in our Form 10-K. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Risk Factors" in our Form 10-K.

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

Recent Developments

Due to our continued growth, we have commenced a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. We expect to invest approximately $24 to $26 million in capital expenditures in the capital expansion project during 2015 and 2016, with $3.2 million of capital expenditures recorded during the quarter ended March 31, 2015.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 14,019 retail stores as of March 31, 2015. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Selling, general and administrative costs as a percentage of net sales have decreased from 62.7% in the year ended 2013 to 56.1% in the year ended 2014, and from 59.9% in the three months ended March 31, 2014 to 58.4% in the three months ended March 31, 2015. We expect our selling, general, and administrative expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

Fees on Debt Guarantee

In connection with the $62.5 Million Revolver, we entered into a Fee and Reimbursement Agreement with certain stockholders. That agreement stipulated that we pay each guarantor a contingent fee of 10% per annum of the amount each guarantor committed to guarantee. The fees on debt guarantee recognized in each period was a function of the outstanding note payable and the fair value of the underlying guarantee. We used a portion of the proceeds from the IPO and the related debt refinancing to repay the borrowings under the $62.5 Million Revolver, relieving us of future fees on the debt guarantee. The fees on debt guarantee liability were settled in the form of shares of our Series C Preferred Stock at a price of $5.25 per share, which were then converted into shares of common stock at a 1-to-0.7396 ratio. During the three months ended March 31, 2014, $1.8 million of fees on debt guarantee accrued. All accrued fees were settled in connection with the IPO. There are no outstanding fees as of March 31, 2015.

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

Results of Operations

	Three months ended March 31,
	2015		2014
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
	(Dollars in thousands)
Consolidated Statements of Operations Data
Net sales	$27,054,674	100%	$19,350,197	100%
Cost of goods sold	13,801,655	51%	10,057,072	52%
Gross profit	13,253,019	49%	9,293,125	48%
Selling, general and administrative expenses	15,791,703	58%	11,594,529	60%
Loss from operations	(2,538,684)	(9)%	(2,301,404)	(12)%
Other expenses:
Other Income/(Expenses)	4,148	0%	(41,598)	0%
Fees on debt guarantee	—	—	(1,837,247)	(9)%
Interest expense	(37,538)	0%	(953,975)	(5)%
	(33,390)		(2,832,820)	(15)%
Loss before income taxes	(2,572,074)	(10)%	(5,134,224)	(27)%
Income tax expense	15,000	0%	8,000	0%
Net loss	$(2,587,074)	(10)%	$(5,142,224)	(27)%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales

The following table sets forth net sales by class of retail:

	Three months ended March 31,
	2015			2014
	Amount	Percentage of Net Sales	Store Count	Amount	Percentage of Net Sales	Store Count
Grocery, Mass and Club* (1)	$20,484,045	76%	9,741	$14,579,249	75%	7,770
Pet Specialty, Natural and Other (2)	6,570,629	24%	4,278	4,770,948	25%	3,826
Net Sales	$27,054,674	100%	14,019	$19,350,197	100%	11,596

(1) Stores at March 31, 2015 and March 31, 2014 consisted of 6,324 and 5,506 grocery and 3,417 and 2,264 mass, respectively.

(2)	Stores at March 31, 2015 and March 31, 2014 consisted of 4,026 and 3,641 pet specialty and 252 and 185 natural, respectively.

* Includes sales from Freshpet Baked product test of $0.6 million, or 2% of total net sales, for the three months ended March 31, 2015.

Net sales increased $7.7 million, or 40%, to $27.1 million for the three months ended March 31, 2015 as compared to the same period in the prior year. Net sales include the impact of additional sales associated with the Freshpet Baked product test. Excluding the impact of the Freshpet Baked product test, net sales for the first quarter of 2015 increased 37% to $26.5 million. The increase in net sales was driven by increased velocity in Grocery and Mass, as well as Pet Specialty, Natural and Other channels. The Company also experienced an increase of Freshpet Fridges store locations, which grew by 20.9% from 11,596 as of March 31, 2014 to 14,019 as of March 31, 2015.

Gross Profit

Gross profit increased $4.0 million, or 43%, to $13.3 million for the three months ended March 31, 2015 as compared to the same period in the prior year. Excluding the impact of the Freshpet Baked product test, gross profit for the first quarter of 2015 increased $3.8 million, or 41%. The increase in gross profit was primarily driven by higher net sales and lower manufacturing costs per pound due to greater efficiencies resulting from our Freshpet Kitchens in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013. As a result, gross profit margins increased to 49% for the three months ended March 31, 2015 compared to 48% in the same period in the prior year. Excluding the impact of the Freshpet Baked product test would not cause a material impact on our overall gross profit margin. Over time, we expect our gross profit margins to continue to increase as we realize efficiencies of scale with growing net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million, or 36%, to $15.8 million for the three months ended March 31, 2015 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $0.6 million due to increased volume and sales, higher advertising expenses of $0.4 million, higher share-based compensation expense of $1.6 million, warrant expense related to the fair valuation of the outstanding warrants of $0.1 million, research and development cost related to the Freshpet Baked product test of $0.7 million, and incremental operating expenses of $0.8 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 60% for the three months ended March 31, 2014 to 58% for the three months ended March 31, 2015. After adjusting $2.0 million and $0.2 million for non-cash items related to share-based compensation and the fair valuation of warrants in the first quarter of 2015 and the first quarter of 2014, respectively, SG&A decreased as a percentage of net sales to 51% in the first quarter of 2015 compared to 59% of net sales in the first quarter of 2014.

Loss from Operations

Loss from operations increased $0.2 million, or 10%, to $2.5 million for the three months ended March 31, 2015 as compared to the same period in the prior year as a result of the factors mentioned above.

Fees on Debt Guarantee

For the three months ended March 31, 2015, we did not incur any fees on debt guarantee. Fees on debt guarantee expense was $1.8 million for the three months ended March 31, 2014. All debt underlying the fees on debt guarantee was repaid upon the consummation of the IPO.

Interest Expense

For the three months ended March 31, 2015, interest expense was less than $0.1 million, which related to fees associated with our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures (“Credit Facilities”). Interest expense for the three months ended March 31, 2014 was $1.0 million. All of the Company’s outstanding debt was repaid upon the consummation of the IPO.

Net Loss

Net loss decreased $2.6 million, or 50%, to $2.6 million for the three months ended March 31, 2015 as compared to the same period in the prior year. Net loss was 10% of net sales for the three months ended March 31, 2015 as compared to a net loss of 27% of net sales for the same period in the prior year.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with U.S. generally accepted accounting principles, or GAAP. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense (including fees on debt guarantee, which we believe were a cost of our prior financing arrangement akin to interest expense), and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, new plant startup expense and processing, share based compensation, warrant fair valuation and launch expenses.

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

Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that both EBITDA and Adjusted EBITDA have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

•	our capital expenditures or future requirements for capital expenditures;
•

the interest expense (including fees on debt guarantee, which we believe were a cost of our prior financing arrangement akin to interest expense), or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does EBITDA or Adjusted EBITDA reflect any cash requirements for such replacements; and

•	changes in or cash requirements for our working capital needs.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss which is the most directly comparable financial measure presented in accordance with GAAP:

	Three months ended
	March 31,
	2015	2014
	(Dollars in thousands)
Net Loss	$(2,587)	$(5,142)
Fees on debt guarantee (a)	—	1,837
Depreciation and amortization	1,755	1,588
Interest expense	38	954
Income tax expense	15	8
EBITDA	$(779)	$(755)
Loss on disposal of equipment	9	35
Launch expense (b)	804	1,132
New plant startup expenses and processing (c)	—	113
Noncash stock based compensation (d)	1,860	243
Warrant fair valuation (e)	114	—
Adjusted EBITDA	$2,008	$768

(a)Represents fees paid to certain stockholders for acting as guarantors for a portion of our prior payment obligations under the $62.5 Million Revolver. Pursuant to a Fee and Reimbursement Agreement, the Company was obligated to pay each guarantor a contingent fee equal to 10% per annum of the amount each guarantor committed to guarantee. Portions of the proceeds from our IPO and related debt refinancing were used to repay the borrowings under the $62.5 Million Revolver, relieving us of our future fees on the debt guarantee. Concurrently, with the closing of the IPO, the outstanding guarantee fees were converted into shares of our Series C Preferred Stock, which were then converted into common stock. See our consolidated financial statements and the notes thereto for additional information.

(b)Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the uncapitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(c)Represents additional operating costs incurred in 2013 and in the first quarter of 2014 in connection with the opening of our manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

(d)Represents non-cash stock based compensation expense.

(e)Represents the change of fair value for the outstanding warrants.

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

Additionally, our ability to make payments on, and to refinance, any indebtedness under our credit facility and to fund planned expenditures for our growth plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. Future third-party financing may not be available on favorable terms or at all.

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

	As of March 31,
	2015	2014
	(Dollars in thousands)
Cash and Cash Equivalents	$24,919	$2,203
Short-term Investments	7,499	—
Accounts Receivable, net	6,534	5,069
Inventory	7,427	4,701
Prepaid Expense and Other	719	113
Accounts Payable	(7,238)	(8,477)
Accrued Expenses	(2,227)	(2,808)
Working Capital	$37,633	$801

Working Capital consists of current assets net of current liabilities. The increase in working capital for March 31, 2015 compared to December 31, 2014 is primarily due to an increase in cash and cash equivalents and short-term investments, primarily due to the net proceeds from the IPO, an increase in accounts receivable due to higher net sales, and increased inventory due to a higher net sales run-rate. In addition there was a decrease in accounts payable and accrued expenses due to timing.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We expect to invest approximately $24 to $26 million in capital expenditures to expand our plant capacity and increase distribution of which $3.2 million was recorded within capital expenditures for the quarter ended March 31, 2015.  We expect to be able to use our current liquidity position, and future operating cash flows, to fund the plant expansion.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of March 31, 2015, our capital resources consisted primarily of $24.9 million cash on hand and $7.5 million of short-term investments with maturities ranging from three months to one year, primarily related to the IPO proceeds, and $40 million available under our Credit Facility.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	Three months ended
	March 31,
	2015	2014
	(Dollars in thousands)
Cash at the beginning of period	$36,259	$2,445
Net cash provided by (used in) operating activities	1,108	(218)
Net cash used in investing activities	(12,464)	(4,524)
Net cash provided by financing activities	15	4,500
Cash at the end of period	$24,919	$2,203

Net Cash Used in Operating Activities.

Cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, fees on debt guarantee, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the three months ended March 31, 2015, net cash provided by operating activities was $1.1 million, which primarily consisted of adjusted net income of $1.2 million, which excludes $3.8 million of non-cash items primarily relating to $1.9 million of share based compensation and $1.8 million of depreciation and amortization. Proceeds were slightly offset by a change in operating assets and liabilities of $0.1 million. The changes in operating assets and liabilities was due to the decrease of net assets being greater than the increase of net liabilities. The increase in accounts receivable and inventory is primarily due to growth in net sales, as well as an increase in the number of stores with a Freshpet fridge. The increase in liabilities was due to timing of payments.

For the three months ended March 31, 2014, net cash used in operating activities was $0.2 million, which consisted of an adjusted net loss of $1.1 million, which excludes $4.0 million of non-cash items primarily relating to $1.8 million of fees on debt guarantee and $1.6 million of depreciation and amortization. Cash used was offset by a change in operating assets and liabilities of $0.9 million. The changes in operating assets and liabilities were due to the increase of net payables and accrued expense of $2.0 million, related to timing of payments, being greater than the increase of accounts receivable, inventory, and other assets of $1.1 million, related to sales growth.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.5 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities for the three months ended March 31, 2015 relates primarily to purchases of short-term investments of $7.5 million, and capital expenditures for the expansion of Freshpet Kitchens of $3.2 million and investment in fridges of $1.8 million. The capital spending during the three months ended March 31, 2014 was mainly related to new fridges of $4.2 million and Freshpet Kitchens of $0.5 million, partially offset by proceeds from sale of equipment related to the Quakertown, Pennsylvania facility of $0.2 million.

Net Cash from Financing Activities

Net cash from financing activities was less than $0.1 million for the three months ended March 31, 2015 and $4.5 million for the three months ended March 31, 2014. The net cash from financing activities was attributable to the exercise of stock options in the three months ended March 31, 2015 and increases in notes payable and an increase in proceeds from the issuance of our preferred stock for the three months ended March 31, 2014.

Indebtedness

Prior to the IPO and related debt refinancing, the Company’s outstanding debt consisted of a $1.5 million stockholder note (the “Stockholder Note”), a $27.0 million revolving note payable (the “$27.0 Million Revolver”), a $62.5 million revolving note payable (the “$62.5 Million Revolver”), and $2.0 million in shareholder convertible notes (the “Convertible Notes”). Each of these was repaid concurrent with the closing of the IPO.

On November 13, 2014, in connection with the IPO, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprised of a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”). On December 23, 2014, the Company repaid the outstanding $18.0 million and modified the terms of the $40.0 million Credit Facilities. The $18.0 million term facility was extinguished, the 3-year $3.0 million Revolving Facility remained unchanged, and the $2.0 million term loan commitment earmarked for capital expenditures was increased to $30 million. Any undrawn Capex Commitments will expire on the third anniversary of the execution of the agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions. The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.

Any borrowings under the Credit Facilities bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin is 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to our leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. The Credit Facilities are secured by substantially all of our assets. The Loan Agreement provides for the maintenance of various covenants, including financial covenants.  The Loan Agreement includes events of default that are usual for facilities and transactions of this type. As of March 31, 2015, we had no debt outstanding and were in compliance with the covenants under the Loan Agreement.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Form 10-K.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest,” which requires that debt issuance cost be presented on the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This new guidance will be effective for the Company beginning January 1, 2016. ASU 2015-03 will not have an impact on the Company’s consolidated financial statements other than presentation.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of March 31, 2015, there were no outstanding borrowings under our $40.0 Million Credit Facility. As a result, we were not exposed to interest expense fluctuation risk at March 31, 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

b) Use of Proceeds

As previously disclosed, on November 6, 2014, our registration statement (the “Registration Statement”) on Form S-1 (File No. 333-198724) was declared effective by the Securities and Exchange Commission for our IPO, pursuant to which we sold an aggregate of 11,979,167 shares of common stock at a price to the public of $15.00 per share. There have been no material change in the planned use of proceeds from our IPO as described in the Registration Statement.

Item 6.	Exhibits

Exhibit No.	Description
10.1

Amendment No. Four to Second Amended and Restated Loan and Security Agreement by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the Lenders thereto

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on this 11th day of May 2015.

FRESHPET, INC.
/s/ Richard Thompson Richard Thompson
Chief Executive Officer and Director (Principal Executive Officer)
/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)