Form 10-Q
period 2015-06-30
Freshpet, Inc.
filed 2015-08-13
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2015 was 33,506,125.

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

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,046,925	$36,259,252
Short-term investments	7,499,205	—
Accounts receivable, less allowance for doubtful accounts of $502,781 on June 30, 2015 and $359,425 on December 31, 2014	6,297,531	5,360,400
Inventories, net	7,811,256	7,314,151
Prepaid expenses and other current assets	689,654	1,291,379
Total Current Assets	38,344,571	50,225,182
Property, plant and equipment, net	69,183,959	57,825,961
Deposits on equipment	3,856,464	2,883,234
Other assets	1,492,825	1,527,483
Total Assets	$112,877,819	$112,461,860
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	7,154,534	5,423,905
Accrued expenses	2,406,790	2,938,316
Accrued warrants	777,103	706,940
Total Current Liabilities	$10,338,427	$9,069,161
Total Liabilities	$10,338,427	$9,069,161
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,505,104 and 33,468,342 issued and outstanding on June 30, 2015 and December 31, 2014, respectively	33,505	33,468
Additional paid-in capital	292,179,262	288,216,882
Accumulated deficit	(189,673,375)	(184,857,651)
Total Stockholders' Equity	102,539,392	103,392,699
Total Liabilities and Stockholders' Equity	$112,877,819	$112,461,860

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET SALES	$28,359,404	$20,386,038	$55,414,078	$39,736,235
COST OF GOODS SOLD	14,699,240	10,313,193	28,500,895	20,370,265
GROSS PROFIT	13,660,164	10,072,845	26,913,183	19,365,970
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	15,694,304	13,401,264	31,486,007	24,995,794
LOSS FROM OPERATIONS	(2,034,140)	(3,328,419)	(4,572,824)	(5,629,824)
OTHER EXPENSES:
Other Expenses, net	(68,831)	(43,477)	(64,682)	(85,076)
Fees on Debt Guarantee	—	(1,807,969)	—	(3,645,216)
Interest Expense	(110,679)	(1,078,935)	(148,218)	(2,032,910)
	(179,510)	(2,930,381)	(212,900)	(5,763,202)
LOSS BEFORE INCOME TAXES	(2,213,650)	(6,258,800)	(4,785,724)	(11,393,026)
INCOME TAX EXPENSE	15,000	8,000	30,000	16,000
NET LOSS	(2,228,650)	(6,266,800)	(4,815,724)	(11,409,026)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,228,650)	$(10,771,075)	$(4,815,724)	$(18,256,717)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.07)	$(0.77)	$(0.14)	$(1.30)
-DILUTED	$(0.07)	$(0.77)	$(0.14)	$(1.30)
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,484,997	14,035,660	33,477,415	14,035,660
-DILUTED	33,484,997	14,035,660	33,477,415	14,035,660

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,815,724)	$(11,409,026)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for losses on accounts receivable	24,001	211,565
Loss on disposal of equipment and deposits on equipment	80,679	70,710
Fees on debt guarantee	—	3,645,216
Share based compensation	3,664,450	485,852
Fair value adjustment for outstanding warrants	70,163	—
Change in reserve for inventory obsolescence	(5,031)	(79,292)
Depreciation and amortization	3,624,282	3,124,096
Amortization of deferred financing costs and loan discount	70,974	126,047
Changes in operating assets and liabilities
Accounts receivable	(961,132)	(2,085,862)
Inventories	(492,074)	(161,317)
Prepaid expenses and other current assets	601,725	(1,115,719)
Other assets	(44,947)	(94,067)
Accounts payable	739,238	1,735,920
Accrued expenses and accrued interest on long-term debt	(497,140)	1,100,936
Net cash flows provided by (used in) operating activities	2,059,464	(4,444,941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(7,499,205)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(10,035,332)	(10,361,113)
Acquisitions of land and building	(4,979,710)	—
Proceeds from sale of equipment	—	234,127
Net cash flows used in investing activities	(22,514,247)	(10,126,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	—	7,500,000
Exercise of options to purchase common stock	242,456	—
Proceeds from preferred stock - Series C issued	—	6,550,996
Net cash flows provided by financing activities	242,456	14,050,996
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,212,327)	(520,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,259,252	2,444,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,046,925	$1,923,823
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$99,744	$1,884,534
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend accretion	$—	$6,847,691
Property, plant and equipment purchases in accounts payable	$1,975,350	$2,192,628

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet,” “we” or the “Company”), a Delaware corporation, manufactures and markets natural fresh, refrigerated meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and Canada into major retail classes including Grocery and Mass (which includes club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying consolidated balance sheet as of June 30, 2015, statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015, the results of its operations for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes related to the three and six months ended  June 30, 2015 and 2014 are unaudited. The results for three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Form 10-K.

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

Short-Term Investments – The Company holds interest-bearing certificates of deposits with financial institutions with maturities ranging from three months to one year. Certificates of deposit are classified as short-term investments and interest is recorded as other expenses, net. Historically, interest income has not been material. The Company will continue to monitor interest income and will disclose separately if significant.

Reclassifications – Certain prior period amounts were reclassified to conform to the current year’s presentation.

Note 2 – Recently Issued Accounting Standards:

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the FIFO or average cost methods are used. This new guidance will be effective for the Company beginning January 1, 2016. The effects ASU 2015-11 will depend on future valuation of our inventory.

Note 3 – Inventories:

	June 30, 2015	December 31, 2014
Raw Materials	$1,565,204	$2,321,458
Packaging Components Material	1,155,470	1,158,967
Finished Goods	5,167,106	3,905,219
	7,887,780	7,385,644
Reserve for Obsolete Inventory	(76,524)	(71,493)
	$7,811,256	$7,314,151

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	June 30, 2015	December 31, 2014
Refrigeration Equipment	$51,273,422	$47,789,991
Machinery and Equipment	20,114,639	19,677,778
Building, Land and Improvements	14,982,550	9,985,917
Furniture and Office Equipment	2,003,443	1,826,249
Leasehold Improvements	140,672	627,962
Construction in Progress	7,501,985	1,941,754
Automotive Equipment	317,292	314,885
	96,334,003	82,164,536
Less: Accumulated Depreciation and Amortization	(27,150,044)	(24,338,575)
	$69,183,959	$57,825,961

Depreciation expense related to property, plant and equipment totaled $1,840,270 and $3,567,245 for the three and six months ended June 30, 2015, of which $632,476 and $1,251,730 was recorded to cost of goods sold for the three and six months ended June 30, 2015, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. Depreciation expense related to property, plant and equipment totaled $1,521,953 and $3,098,094 for the three and six months ended June 30, 2014, of which $604,662 and $1,231,484 was recorded to cost of goods sold for the three and six months ended June 30, 2014, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

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

During the three months ended June 30, 2015, the Company purchased a building and 6.5 acres of land adjacent to the Company’s manufacturing facility in Bethlehem, Pennsylvania. The assets have been recorded in Building, Land and Improvements at cost of approximately $5.0 million, of which approximately $2.1 million was the value of the land, with the remaining portion representing the value of the building. The previous owner is currently occupying the land and building through no later than April 1, 2016.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Accrued Expenses:

	June 30, 2015	December 31, 2014
Accrued Compensation	$1,189,186	$1,802,756
Other Accrued Expenses	400,392	406,179
Accrued Marketing	36,986	127,028
Accrued Freight	84,696	97,561
Accrued Chiller Maintenance	669,530	349,792
Accrued Sales and Use Tax	26,000	155,000
	$2,406,790	$2,938,316

Note 6 – Debt:

Prior to the Initial Public Offering (“IPO”) and related debt refinancing, the Company’s outstanding debt consisted of a $1.5 million stockholder note (the “Stockholder Note”), a $27.0 million revolving note payable (the “$27.0 Million Revolver”), a $62.5 million revolving note payable (the “$62.5 Million Revolver”) and $2.0 million in shareholder convertible notes (the “Convertible Notes”). Each of these was repaid concurrent with the closing of the IPO.

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

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of June 30, 2015, the Company was in compliance with all the covenants in its credit agreement.

As of June 30, 2015, the Company had no debt outstanding.

Note 7 – Redeemable Preferred Stock:

Concurrent with the closing of the IPO on November 13, 2014, the Company redeemed all of the outstanding shares of Series B Preferred Stock (“Series B”), including cumulative dividends, for a cash payment of $34,998,957. Additionally, immediately prior to the closing of the IPO, the Company converted the outstanding shares of Series C Preferred Stock (“Series C”) to 11,067,090 shares of common stock. Based on the Series C anti-dilutive clause, the conversion from Series C to common stock was to be equivalent to the 1-to-0.7396 common stock share split that occurred in connection with the IPO.  The converted Series C included 2,477,756 Series C shares related to the Fees on Debt Guarantee, which were converted to 1,832,531 shares of common stock.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended June 30, 2014, the Company issued an additional 771,622 and 1,247,808 shares, respectively, of Series C at $5.25 per share. The dividends accrued during the three months ended June 30, 2014 were $1,198,304 for the Series B and $3,305,970 for the Series C. The dividends accrued during the six months ended June 30, 2014 were $2,352,131 for the Series B and $4,495,559 for the Series C. There were no dividends accrued as of June 30, 2015 due to the redemption of Series B and conversion of Series C upon the close of the IPO.

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

Note 9 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended June 30, 2015 and 2014 was $1,832,141 and $242,926, respectively. Total compensation cost for share-based payments recognized for the six months ended June 30, 2015 and 2014 was $3,719,961 and $485,852, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). The options granted have maximum contractual terms of up to 10 years. At June 30, 2015, there were zero shares available for grant as the plan is frozen.

During the three months ended June 30, 2015, 28,508 shares were exercised at a weighted average exercise price of $6.52. During the six months ended June 30, 2015, there were 30,898 shares exercised at a weighted average exercise price of $6.50.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the six months ended June 30, 2015, there were 5,864 shares exercised at a weighted average exercise price of $7.10, all of which were exercised during the three months ended June 30, 2015.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of June 30, 2015, the stock options granted were either time-based (cliff vest over 3 years) or performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

In addition to stock options granted under the 2014 Plan, the Company may issue restricted stock units to the board of directors as compensation for their services. The fair value of restricted stock units is based on the share price on the date of grant. Restricted stock units granted in 2014 vest over one year, and the Company will settle these awards by common stock transfer. During the three months ended June 30, 2015, there were no restricted stock units granted.

During the three months ended June 30, 2015, there were no grants or exercises. During the six months ended June 30, 2015 there were 6,550 units granted, at a weighted average exercise price of $17.00, and there were no exercises.

At June 30, 2015, there were 936,648 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

Note 10 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2015 and June 30, 2014.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Convertible Preferred Series C (on an as-if converted basis)	—	9,165,576	—	8,832,453
Service Period Stock Options	2,004,957	1,082,121	2,011,236	1,082,429
Warrants	61,117	61,117	61,117	61,117
	2,066,074	10,308,814	2,072,353	9,975,999

The computation of net income attributable to common stockholders is as follows:

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(2,228,650)	$(6,266,800)	$(4,815,724)	$(11,409,026)
Preferred stock dividends on Series B and Series C*	—	(4,504,275)	—	(6,847,691)
Net loss attributable to common stockholders	$(2,228,650)	$(10,771,075)	$(4,815,724)	$(18,256,717)

* See Note 7 – Redeemable Preferred Stock for further detail and discussion.

Note 11 – Related Party Transactions:

Payments made to a stockholder for distribution services totaled $2,463,805 and $4,964,241 during the three and six months ended June 30, 2015, and $2,239,980 and $4,075,684 during the three and six months ended June 30, 2014. Payments of $1,542,212 and $3,263,029 for the three and six months ended June 30, 2015, and $1,320,810 and $2,480,467 for the three and six months ended June 30, 2014, were made to stockholders for the purchase of raw materials. In addition, there were payments of $129,623 and $159,212 for the three and six months ended June 30, 2015, and $40,230 and $143,630 for the three and six months ended June 30, 2014, related to rent and associated utilities and maintenance to a stockholder who was also a landlord of one of our locations. The rent and associated utilities and maintenance cost were at market rates.  As of June 30, 2015 the Company is no longer occupying the space, and as such, will no longer incur rent. None of the payments made above were to stockholders who are either an employee, board member, subsidiary, or affiliate of the Company.

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

Major Customers—For the three months ended June 30, 2015 and 2014, net sales to one of our distributors, which sells directly to three of our customers, accounted for 22% of our net sales in both periods. For the three months ended June 30, 2015, one customer accounted for 10% of our net sales, while for the same period in 2014, no customer accounted for more than 10% of our net sales.

For the six months ended June 30, 2015 and 2014, net sales to one of our distributors which sells directly to three of our customers, accounted for 21% and 23% of our net sales, respectively. For the six months ended June 30, 2015 one customer accounted for 11% of our net sales, while for the same period in 2014, no customer accounted for more than 10% of our net sales.

Major Suppliers—The Company purchased approximately 48% and 49% of its raw materials from three vendors during the three and six months ended June 30, 2015, and approximately 50% and 53% of its raw materials from three vendors during the three and six months ended June 30, 2014.

The Company also purchased approximately 97% and 95% of its treats finished goods from three vendors for the three and six months ended June 30, 2015, and approximately 91% and 89% from three vendors for the three and six months ended June 30, 2014.

The Company purchased approximately 68% and 71% of its packaging material from three vendors during the three and six months ended June 30, 2015, and approximately 79% and 77% of its packaging material from three vendors during the three and six months ended June 30, 2014.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Sales By Class of Retail – The following table sets forth net sales by class of retail:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Grocery, Mass and Club	$21,629,868	$15,271,944	$42,113,913	$29,851,193
Pet Specialty, Natural and Other	6,729,536	5,114,094	13,300,165	9,885,042
Net Sales	$28,359,404	$20,386,038	$55,414,078	$39,736,235

Note 13 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financials.

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

Recent Developments

Due to our continued growth, we have commenced a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. We expect to invest approximately $30.0 to $32.0 million in capital expenditures in the capital expansion project during 2015 and 2016, with $5.3 million of capital expenditures recorded during the six months ended June 30, 2015.  We believe the expansion will increase our production capacity at our Freshpet Kitchens by at least 130%.

In addition to the expansion, during the second quarter of fiscal year 2015 we were able to acquire property directly adjacent to our Freshpet Kitchens in Bethlehem, Pennsylvania. The acquired property provides us with additional flexibility for our long term manufacturing, distribution, and any research and development needs. The cost of the property was $5.0 million, of which approximately $2.1 million was the value of the 6.5 acres of land, with the remaining portion representing the value of the building. The previous owner is currently occupying the land and building through no later than April 1, 2016.

During the first quarter of 2015, we introduced a new non-refrigerated product, Freshpet Baked, on a test basis at one of our retailers.  We were pleased with the initial results and as such have decided to expand the test to a select group of retailers.

On May 5, 2015, the Company completed its secondary public offering (File No. 333-203368), in which the selling stockholders sold 6,110,353 shares of common stock, including 797,002 shares of common stock as a result of the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $21.47 per share. The aggregate amount of gross consideration paid by the public for shares sold in the offering was approximately $131 million.  The Company incurred approximately $0.6 million of fees associated with the secondary public offering. The Company did not receive any of the proceeds from the sale of shares in the secondary public offering.

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in 14,354 retail stores as of June 30, 2015. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials and inbound freight. The construction of our scalable manufacturing facility in Bethlehem, Pennsylvania was completed in November 2013, replacing our Quakertown, Pennsylvania facility, and has significantly improved our production efficiency. Growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases. We implemented modest price increases in 2011 and 2012 that offset increased ingredient costs and did not perceive a decline in demand.  During the second quarter of 2015 we implemented a price increase for our beef products that offset increased ingredient costs.

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

Research & development. Research and development costs consist of expenses to develop and test new products. Through June 30, 2015, the Company has incurred approximately $0.7 million of research and development cost associated with our Freshpet Baked test.

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

Selling, general and administrative costs as a percentage of net sales have decreased from 62.7% in the year ended 2013 to 56.1% in the year ended 2014, and from 62.9% in the six months ended June 30, 2014 to 56.8% in the six months ended June 30, 2015. We expect our selling, general, and administrative expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

Fees on Debt Guarantee

In connection with the $62.5 Million Revolver, we entered into a Fee and Reimbursement Agreement with certain stockholders. That agreement stipulated that we pay each guarantor a contingent fee of 10% per annum of the amount each guarantor committed to guarantee. The fees on debt guarantee recognized in each period was a function of the outstanding note payable and the fair value of the underlying guarantee. We used a portion of the proceeds from the IPO and the related debt refinancing to repay the borrowings under the $62.5 Million Revolver, relieving us of future fees on the debt guarantee. The fees on debt guarantee liability were settled in the form of shares of our Series C at a price of $5.25 per share, which were then converted into shares of common stock at a 1-to-0.7396 ratio. During the six months ended June 30, 2014 we incurred $3.6 million of fees on debt guarantee. All accrued fees were settled in connection with the IPO. There are no outstanding fees as of June 30, 2015.

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

Results of Operations

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Consolidated Statements of Operations Data
Net sales	$28,359,404	100%	$20,386,038	100%	$55,414,078	100%	$39,736,235	100%
Cost of goods sold	14,699,240	52%	10,313,193	51%	28,500,895	51%	20,370,265	51%
Gross profit	13,660,164	48%	10,072,845	49%	26,913,183	49%	19,365,970	49%
Selling, general and administrative expenses	15,694,304	55%	13,401,264	66%	31,486,007	57%	24,995,794	63%
Loss from operations	(2,034,140)	(7)%	(3,328,419)	(16)%	(4,572,824)	(8)%	(5,629,824)	(14)%
Other expenses:
Other expenses, net	(68,831)	0%	(43,477)	0%	(64,682)	0%	(85,076)	0%
Fees on debt guarantee	—	—	(1,807,969)	(9)%	—	—	(3,645,216)	(9)%
Interest expense	(110,679)	0%	(1,078,935)	(5)%	(148,218)	0%	(2,032,910)	(5)%
	(179,510)		(2,930,381)	(14)%	(212,900)		(5,763,202)	(15)%
Loss before income taxes	(2,213,650)	(8)%	(6,258,800)	(31)%	(4,785,724)	(9)%	(11,393,026)	(29)%
Income tax expense	15,000	0%	8,000	0%	30,000	0%	16,000	0%
Net loss	$(2,228,650)	(8)%	$(6,266,800)	(31)%	$(4,815,724)	(9)%	$(11,409,026)	(29)%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Sales

The following table sets forth net sales by class of retail:

	Three months ended June 30,
	2015			2014
	Amount	Percentage of Net Sales	Store Count	Amount	Percentage of Net Sales	Store Count
Grocery, Mass and Club* (1)	$21,629,868	76%	10,036	$15,271,944	75%	8,560
Pet Specialty, Natural and Other (2)	6,729,536	24%	4,318	5,114,094	25%	4,033
Net Sales	$28,359,404	100%	14,354	$20,386,038	100%	12,593

(1)Stores at June 30, 2015 and June 30, 2014 consisted of 6,558 and 5,722 grocery and 3,478 and 2,838 mass, respectively.

(2)Stores at June 30, 2015 and June 30, 2014 consisted of 4,055 and 3,837 pet specialty and 263 and 196 natural, respectively.

* Includes sales from Freshpet Baked product test of $1.0 million, or 3% of total net sales, for the three months ended June 30, 2015.

Net sales increased $8.0 million, or 39%, to $28.4 million for the three months ended June 30, 2015 as compared to the same period in the prior year. Net sales include the impact of additional sales associated with the Freshpet Baked product test. Excluding the impact of the Freshpet Baked product test, net sales for the second quarter of 2015 increased 34% to $27.4 million as compared to the same period in the prior year. The increase in net sales was driven by increased velocity in Grocery and Mass, as well as Pet Specialty, Natural and Other channels. The Company also experienced an increase of Freshpet Fridges store locations, which grew by 14.0% from 12,593 as of June 30, 2014 to 14,354 as of June 30, 2015.

Gross Profit

Gross profit increased $3.6 million, or 36%, to $13.7 million for the three months ended June 30, 2015 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher refrigerated net sales, gross profit from our Freshpet Baked product test, and lower manufacturing costs per pound for our core Freshpet recipes due to greater efficiencies achieved at our Freshpet Kitchens in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013. The increase in gross profit was partially offset by increased cost of goods sold related to product sales mix as a result of our new innovative products. During the second quarter of 2015, our new innovative products, which historically start with lower gross profit margin, had greater than expected initial sales volume. As a result, the gross profit margin of 48% for the second quarter of 2015, decreased 120 basis points compared to the same period in 2014.

Excluding our Freshpet Baked product test, gross profit margin slightly decreased 50 basis points during the second quarter of 2015 compared to the same period in the prior year, attributable to our new innovative products. Generally we have been able to optimize the production of our new innovative products over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale with increased sales volume of our current core and new innovative products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.3 million, or 17%, to $15.7 million for the three months ended June 30, 2015 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $0.6 million due to increased volume and sales, higher share-based compensation expense of $1.5 million, fees associated with the secondary public offering of $0.6 million, and incremental operating expenses of $1.0 million, which were partially offset by a decrease in advertising expenses and research and development of $1.3 million and $0.1 million, respectively. The increased operating expenses were primarily due to cost associated with a public company, new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 66% for the three months ended June 30, 2014 to 55% for the three months ended June 30, 2015. After adjusting $1.7 million and $0.2 million for non-cash items related to share-based compensation and the fair valuation of warrants in the second quarter of 2015 and 2014, respectively, as well as adjust $0.6 million of secondary costs during the second quarter of 2015, SG&A decreased as a percentage of net sales to 47% in the second quarter of 2015 compared to 65% of net sales in the second quarter of 2014.

Loss from Operations

Loss from operations decreased $1.3 million, or 39%, to $2.0 million for the three months ended June 30, 2015 as compared to the same period in the prior year as a result of the factors mentioned above.

Fees on Debt Guarantee

For the three months ended June 30, 2015, we did not incur any fees on debt guarantee. Fees on debt guarantee expense were $1.8 million for the three months ended June 30, 2014. All debt underlying the fees on debt guarantee was repaid upon the consummation of the IPO.

Interest Expense

For the three months ended June 30, 2015, interest expense was $0.1 million, which related to fees associated with our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures (“Credit Facilities”). Interest expense for the three months ended June 30, 2014 was $1.1 million. All of the Company’s outstanding debt was repaid upon the consummation of the IPO.

Net Loss

Net loss decreased $4.0 million, or 64%, to $2.2 million for the three months ended June 30, 2015 as compared to the same period in the prior year. Net loss was 8% of net sales for the three months ended June 30, 2015 as compared to a net loss of 31% of net sales for the same period in the prior year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Sales

The following table sets forth net sales by class of retail:

	Six months ended June 30,
	2015			2014
	Amount	Percentage of Net Sales	Store Count	Amount	Percentage of Net Sales	Store Count
Grocery, Mass and Club* (1)	$42,113,913	76%	10,036	$29,851,193	75%	8,560
Pet Specialty, Natural and Other (2)	13,300,165	24%	4,318	9,885,042	25%	4,033
Net Sales	$55,414,078	100%	14,354	$39,736,235	100%	12,593

(1)Stores at June 30, 2015 and June 30, 2014 consisted of 6,558 and 5,722 grocery and 3,478 and 2,838 mass, respectively.

(2)Stores at June 30, 2015 and June 30, 2014 consisted of 4,055 and 3,837 pet specialty and 263 and 196 natural, respectively.

* Includes sales from Freshpet Baked product test of $1.5 million, or 3% of total net sales, for the six months ended June 30, 2015.

Net sales increased $15.7 million, or 39%, to $55.4 million for the six months ended June 30, 2015 as compared to the same period in the prior year. Net sales include the impact of additional sales associated with the Freshpet Baked product test. Excluding the impact of the Freshpet Baked product test, net sales for the second quarter of 2015 increased 36% to $53.9 million as compared to the same period in the prior year. The increase in net sales was driven by increased velocity in Grocery and Mass, as well as Pet Specialty, Natural and Other channels. The Company also experienced an increase of Freshpet Fridges store locations, which grew by 14.0% from 12,593 as of June 30, 2014 to 14,354 as of June 30, 2015.

Gross Profit

Gross profit increased $7.5 million, or 39%, to $26.9 million for the six months ended June 30, 2015 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher refrigerated net sales, gross profit from Freshpet Baked product test, and lower manufacturing costs per pound on our core Freshpet recipes due to the greater efficiencies achieved at our Freshpet Kitchens in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013. The increase in gross profit was partially offset by increased cost of goods sold related to product sales mix as a result of our new innovative products. During the second quarter of 2015, our new innovative products, which historically start with lower gross profit margin, had greater than expected initial sales volume. As a result, the gross profit margin remained relatively consistent at 49% for six months June 30, 2015, compared to the same period in 2014.

Excluding our Freshpet Baked product test, gross profit margin slightly increased 40 basis points during the six months ended June 30, 2015 to 49.1% compared to the same period in the prior year, attributable to our new innovated products. Generally we have been able to optimize the production of our new innovative products over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale with increased sales volume of our current core and new innovative products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.5 million, or 26%, to $31.5 million for the six months ended June 30, 2015 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $1.2 million due to increased volume and sales, higher share-based compensation expense of $3.1 million, warrant expense related to the fair valuation of the outstanding warrants of $0.1 million, research and development cost related to the Freshpet Baked product test of $0.7 million, fees associated with the secondary offering of $0.6 million and incremental operating expenses of $1.8 million, slightly offset by a decrease in advertising cost of $0.9 million and research and development of $0.1 million. The increased operating expenses were primarily due to cost associated with a public company, new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 63% for the six months ended June 30, 2014 to 57% for the six months ended June 30, 2015. After adjusting $3.6 million and $0.4 million for non-cash items related to share-based compensation and the fair valuation of warrants in the six months ended June 30, 2015 and 2014, respectively, as well as adjust $0.6 million of secondary cost during the second quarter of 2015, SG&A decreased as a percentage of net sales to 49% in 2015 compared to 62% of net sales in 2014.

Loss from Operations

Loss from operations decreased $1.1 million, or 19%, to $4.6 million for the six months ended June 30, 2015 as compared to the same period in the prior year as a result of the factors mentioned above.

Fees on Debt Guarantee

For the six months ended June 30, 2015 we did not incur any fees on debt guarantee. Fees on debt guarantee expense were $3.6 million for the six months ended June 30, 2014. All debt underlying the fees on debt guarantee was repaid upon the consummation of the IPO.

Interest Expense

For the six months ended June 30, 2015, interest expense was $0.1 million, which related to fees associated with our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures (“Credit Facilities”). Interest expense for the six months ended June 30, 2014 was $2.0 million. All of the Company’s outstanding debt was repaid upon the consummation of the IPO.

Net Loss

Net loss decreased $6.6 million, or 58%, to $4.8 million for the six months ended June 30, 2015 as compared to the same period in the prior year. Net loss was 9% of net sales for the six months ended June 30, 2015 as compared to a net loss of 29% of net sales for the same period in the prior year.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with U.S. generally accepted accounting principles, or GAAP. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense (including fees on debt guarantee, which we believe were a cost of our prior financing arrangement akin to interest expense), and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, new plant startup expense and processing, share based compensation, warrant fair valuation, launch expenses, and secondary fees.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss which is the most directly comparable financial measure presented in accordance with GAAP:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Net Loss	$(2,229)	$(6,267)	$(4,816)	$(11,409)
Fees on debt guarantee (a)	—	1,808	—	3,645
Depreciation and amortization	1,869	1,536	3,624	3,124
Interest expense	111	1,079	148	2,033
Income tax expense	15	8	30	16
EBITDA	$(234)	$(1,836)	$(1,014)	$(2,591)
Loss on disposal of equipment	72	36	81	71
Launch expense (b)	596	1,202	1,400	2,334
New plant startup expenses and processing (c)	—	—	—	113
Noncash stock based compensation (d)	1,804	243	3,664	486
Warrant fair valuation (e)	(44)	—	70	—
Secondary fees (f)	593	—	593	—
Adjusted EBITDA	$2,787	$(355)	$4,794	$413

(a)Represents fees paid to certain stockholders for acting as guarantors for a portion of our prior payment obligations under the $62.5 Million Revolver. Pursuant to a Fee and Reimbursement Agreement, the Company was obligated to pay each guarantor a contingent fee equal to 10% per annum of the amount each guarantor committed to guarantee. Portions of the proceeds from our IPO and related debt refinancing were used to repay the borrowings under the $62.5 Million Revolver, relieving us of our future fees on the debt guarantee. Concurrently, with the closing of the IPO, the outstanding guarantee fees were converted into shares of our Series C, which were then converted into common stock. See our consolidated financial statements and the notes thereto for additional information.

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

(f)Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.

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

Additionally, our ability to make payments on, and to refinance, any indebtedness under our Credit Facilities and to fund planned expenditures for our growth plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. Future third-party financing may not be available on favorable terms or at all.

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

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Cash and cash equivalents	$16,047	$36,259
Short-term investments	7,499	—
Accounts receivable, net	6,298	5,360
Inventory	7,811	7,314
Prepaid expense and other (a)	690	1,292
Accounts payable	(7,155)	(5,424)
Accrued expenses	(2,407)	(2,938)
Accrued warrants	(777)	(707)
Working capital	$28,006	$41,156

Working capital consists of current assets net of current liabilities. The decrease in working capital for June 30, 2015 compared to December 31, 2014 is primarily due to a decrease in cash and cash equivalents and short-term investments, primarily due to increased capital expenditures, an increase in accounts receivable due to higher net sales, and increased inventory due to a higher net sales run-rate. The changes in prepaid expense and other, accounts payable and accrued expenses are due to timing.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We expect to invest approximately $30 to $32 million in capital expenditures to expand our plant capacity and increase distribution of which $5.3 million was recorded within capital expenditures for the six months ended June 30, 2015.  We expect to be able to use our current liquidity position, which includes our available Credit Facilities, and future operating cash flows, to fund the plant expansion.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of June 30, 2015, our capital resources consisted primarily of $16.0 million cash on hand and $7.5 million of short-term investments with maturities ranging from three months to one year, primarily related to the IPO proceeds, and $40 million available under our Credit Facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	Six months ended
	June 30,
	2015	2014
	(Dollars in thousands)
Cash at the beginning of period	$36,259	$2,445
Net cash provided by (used in) operating activities	2,059	(4,445)
Net cash used in investing activities	(22,514)	(10,127)
Net cash provided by financing activities	242	14,051
Cash at the end of period	$16,047	$1,924

Net Cash Used in Operating Activities.

Cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, fees on debt guarantee, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the six months ended June 30, 2015, net cash provided by operating activities was $2.1 million, which primarily consisted of adjusted net income of $2.7 million, which excludes $7.5 million of non-cash items primarily relating to $3.7 million of share based compensation and $3.6 million of depreciation and amortization. Proceeds were slightly offset by a change in operating assets and liabilities of $0.7 million. The changes in operating assets and liabilities were due to the increase of net assets being greater than the decrease of net liabilities. The increase in accounts receivable and inventory is primarily due to growth in net sales, as well as an increase in the number of stores with a Freshpet fridge. The increase in liabilities was due to timing of payments.

For the six months ended June 30, 2014, net cash used in operating activities was $4.4 million, which consisted of an adjusted net loss of $3.8 million, which excludes $7.6 million of non-cash items primarily relating to $3.6 million of fees on debt guarantee and $3.1 million of depreciation and amortization. Cash used was offset by a change in operating assets and liabilities of $0.6 million. The changes in operating assets and liabilities were due to the increase of net payables and accrued expense of $2.8 million, related to timing of payments, being greater than the increase of accounts receivable, inventory, and other assets of $2.3 million, related to sales growth.

Net Cash Used in Investing Activities

Net cash used in investing activities was $22.5 million and $10.1 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities for the six months ended June 30, 2015 relates primarily to purchases of short-term investments of $7.5 million, capital expenditures related to the Freshpet Kitchens of $5.5 million (including the Freshpet Kitchens expansion of $5.3 million and recurring capital expenditures of $0.2 million), purchase of a building with 6.5 acres of land adjacent to our Freshpet Kitchens for $5.0 million and investment in fridges as well as other miscellaneous capital spend of $4.5 million. The capital spending during the six months ended June 30, 2014 was mainly related to new fridges as well as other capitalized costs of $7.8 million and Freshpet Kitchens of $2.5 million, partially offset by proceeds from sale of equipment related to the Quakertown, Pennsylvania facility of $0.2 million.

Net Cash from Financing Activities

Net cash from financing activities was $0.2 million for the six months ended June 30, 2015 and $14.1 million for the six months ended June 30, 2014. The net cash from financing activities was attributable to the exercise of stock options in the six months ended June 30, 2015 and increases in notes payable and an increase in proceeds from the issuance of our preferred stock for the six months ended June 30, 2014.

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

Any borrowings under the Credit Facilities bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin is 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to our leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. The Credit Facilities are secured by substantially all of our assets. The Loan Agreement provides for the maintenance of various covenants, including financial covenants.  The Loan Agreement includes events of default that are usual for facilities and transactions of this type. As of June 30, 2015, we had no debt outstanding and were in compliance with the covenants under the Loan Agreement.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the FIFO or average cost methods are used. This new guidance will be effective for the Company beginning January 1, 2016. The effects ASU 2015-11 will depend on future valuation of our inventory.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of June 30, 2015, there were no outstanding borrowings under our $40.0 million Credit Facilities. As a result, we were not exposed to interest expense fluctuation risk at June 30, 2015.

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
10.1

Amendment No. Five to Second Amended and Restated Loan and Security Agreement by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the Lenders thereto

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on this 13th day of August 2015.

FRESHPET, INC.
/s/ Richard Thompson Richard Thompson
Chief Executive Officer and Director (Principal Executive Officer)
/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)