Form 10-Q
period 2015-09-30
Freshpet, Inc.
filed 2015-11-12
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 10, 2015 was 33,512,774.

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

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,250,752	$36,259,252
Short-term investments	3,749,205	—
Accounts receivable, less allowance for doubtful accounts	7,029,355	5,360,400
Inventories, net	6,802,023	7,314,151
Prepaid expenses and other current assets	295,556	1,291,379
Total Current Assets	33,126,891	50,225,182
Property, plant and equipment, net	73,882,133	57,825,961
Deposits on equipment	3,371,873	2,883,234
Other assets	1,575,475	1,527,483
Total Assets	$111,956,372	$112,461,860
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	6,715,779	5,423,905
Accrued expenses	2,171,909	2,938,316
Accrued warrants	301,857	706,940
Total Current Liabilities	$9,189,545	$9,069,161
Total Liabilities	$9,189,545	$9,069,161
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,512,774 and 33,468,342 issued and outstanding on September 30, 2015 and December 31, 2014, respectively	33,513	33,468
Additional paid-in capital	294,082,039	288,216,882
Accumulated deficit	(191,348,725)	(184,857,651)
Total Stockholders' Equity	102,766,827	103,392,699
Total Liabilities and Stockholders' Equity	$111,956,372	$112,461,860

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET SALES	$30,570,506	$22,519,672	$85,984,583	$62,255,907
COST OF GOODS SOLD	16,523,960	11,645,685	45,024,855	32,015,950
GROSS PROFIT	14,046,546	10,873,987	40,959,728	30,239,957
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	15,584,998	12,212,406	47,071,005	37,208,200
LOSS FROM OPERATIONS	(1,538,452)	(1,338,419)	(6,111,277)	(6,968,243)
OTHER EXPENSES:
Other Expenses, net	(8,078)	(108,872)	(72,759)	(193,948)
Fees on Debt Guarantee	—	(6,816,055)	—	(10,461,271)
Interest Expense	(113,820)	(1,211,895)	(262,038)	(3,244,805)
	(121,898)	(8,136,822)	(334,797)	(13,900,024)
LOSS BEFORE INCOME TAXES	(1,660,350)	(9,475,241)	(6,446,074)	(20,868,267)
INCOME TAX EXPENSE	15,000	8,000	45,000	24,000
NET LOSS	(1,675,350)	(9,483,241)	(6,491,074)	(20,892,267)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,675,350)	$(12,380,255)	$(6,491,074)	$(30,636,971)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.05)	$(1.19)	$(0.19)	$(2.94)
-DILUTED	$(0.05)	$(1.19)	$(0.19)	$(2.94)
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,509,303	10,421,419	33,488,161	10,421,419
-DILUTED	33,509,303	10,421,419	33,488,161	10,421,419

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,491,074)	$(20,892,267)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for (gains) losses on accounts receivable	(2,784)	220,728
Loss on disposal of equipment and deposits on equipment	83,322	146,837
Fees on debt guarantee	—	10,461,271
Share based compensation	5,490,090	728,778
Fair value adjustment for outstanding warrants	(405,083)	—
Change in reserve for inventory obsolescence	32,877	(95,168)
Depreciation and amortization	5,543,031	4,744,857
Amortization of deferred financing costs and loan discount	108,961	189,071
Changes in operating assets and liabilities
Accounts receivable	(1,666,171)	(953,138)
Inventories	479,251	(1,258,228)
Prepaid expenses and other current assets	995,823	(41,016)
Other assets	(164,798)	(1,683,024)
Accounts payable	1,698,144	3,069,084
Accrued expenses and accrued interest on long-term debt	(732,021)	1,878,048
Net cash flows provided by (used in) operating activities	4,969,568	(3,484,167)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(7,499,205)	—
Proceeds from maturities of short-term investments	3,750,000	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(17,565,512)	(13,415,412)
Acquisitions of land and building	(4,984,501)	—
Proceeds from sale of equipment	29,400	162,043
Net cash flows used in investing activities	(26,269,818)	(13,253,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	—	9,500,000
Exercise of options to purchase common stock	291,750	—
Proceeds from preferred stock - Series C issued	—	6,550,984
Net cash flows provided by financing activities	291,750	16,050,984
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,008,500)	(686,552)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,259,252	2,444,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,250,752	$1,758,202
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$175,577	$2,925,699
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend accretion	$—	$9,744,704
Property, plant and equipment purchases in accounts payable	$577,689	$1,551,602

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

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying consolidated balance sheet as of September 30, 2015, statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2015 and 2014 are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

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

Note 2 – Recently Issued Accounting Standards:

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the FIFO or average cost methods are used. This new guidance will be effective for the Company beginning January 1, 2016. The effects of ASU 2015-11 will depend on future valuation of our inventory.

Note 3 – Inventories:

	September 30, 2015	December 31, 2014
Raw Materials and Work in Process	$1,521,456	$2,321,458
Packaging Components Material	1,277,852	1,158,967
Finished Goods	4,041,331	3,905,219
	6,840,639	7,385,644
Reserve for Obsolete Inventory	(38,616)	(71,493)
	$6,802,023	$7,314,151

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	September 30, 2015	December 31, 2014
Refrigeration Equipment	$53,210,667	$47,789,991
Machinery and Equipment	20,169,296	19,677,778
Building, Land, and Improvements	14,991,441	9,985,917
Furniture and Office Equipment	2,023,912	1,826,249
Leasehold Improvements	140,672	627,962
Construction in Progress	12,020,053	1,941,754
Automotive Equipment	317,292	314,885
	102,873,333	82,164,536
Less: Accumulated Depreciation and Amortization	(28,991,200)	(24,338,575)
	$73,882,133	$57,825,961

Depreciation expense related to property, plant and equipment totaled $1,888,244 and $5,455,489 for the three and nine months ended September 30, 2015, of which $645,033 and $1,896,763 was recorded to cost of goods sold for the three and nine months ended September 30, 2015, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. Depreciation expense related to property, plant and equipment totaled $1,601,311 and $4,699,405 for the three and nine months ended September 30, 2014, of which $609,666 and $1,841,150 was recorded to cost of goods sold for the three and nine months ended September 30, 2014, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

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

In June 2015, the Company purchased a building and 6.5 acres of land adjacent to the Company’s manufacturing facility in Bethlehem, Pennsylvania. The assets have been recorded in Building, Land and Improvements at a cost of

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $5.0 million, of which approximately $2.1 million was the value of the land, with the remaining portion representing the value of the building. As of September 30, 2015 the previous owner was occupying the land and building but expected to vacate no later than April 1, 2016.

Note 5 – Accrued Expenses:

	September 30, 2015	December 31, 2014
Accrued Compensation	$653,613	$1,802,756
Other Accrued Expenses	378,671	406,179
Accrued Marketing	70,822	127,028
Accrued Freight	155,075	97,561
Accrued Chiller Maintenance	867,842	349,792
Accrued Sales and Use Tax	45,886	155,000
	$2,171,909	$2,938,316

Note 6 – Debt:

Prior to the Initial Public Offering (the “IPO”) and related debt refinancing, the Company’s outstanding debt consisted of a $1.5 million stockholder note (the “Stockholder Note”), a $27.0 million revolving note payable (the “$27.0 Million Revolver”), a $62.5 million revolving note payable (the “$62.5 Million Revolver”) and $2.0 million in stockholder convertible notes (the “Convertible Notes”). Each of these was repaid concurrent with the closing of the IPO.

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

On December 23, 2014, the Company repaid the outstanding $18.0 million under the Term Facility and modified the terms of the $40.0 million Credit Facilities. The $18.0 million term facility was extinguished, the 3-year $10.0 million Revolving Facility remained unchanged, and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million.

Any drawn Capex Commitments will mature on the fifth anniversary of the execution of the Loan Agreement. Any undrawn Capex Commitments will expire on the third anniversary of the execution of the Loan Agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions.

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of September 30, 2015, the Company was in compliance with all the covenants in the Loan Agreement and had no debt outstanding under the Credit Facilities.

Note 7 – Redeemable Preferred Stock:

Concurrent with the closing of the IPO on November 13, 2014, the Company redeemed all of the outstanding shares of its Series B Preferred Stock (“Series B”), including cumulative dividends, for a cash payment of $34,998,957. Additionally, immediately prior to the closing of the IPO, the Company converted the outstanding shares of its Series C Preferred Stock (“Series C”) to 11,067,090 shares of its common stock. Based on the Series C anti-dilutive clause, the conversion from Series C to common stock was to be equivalent to the 1-to-0.7396 common stock share split that occurred in connection with the IPO.  The converted Series C included 2,477,756 Series C shares related to the Fees on Debt Guarantee, which were converted to 1,832,531 shares of common stock.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2014, the company issued 1,247,808 shares of Series C at $5.25 per share, with no shares issued during the three months ended September 30, 2014. The dividends accrued during the three months ended September 30, 2014 were $1,242,625 for the Series B and $1,654,389 for the Series C. The dividends accrued during the nine months ended September 30, 2014 were $3,594,756 for the Series B and $6,149,948 for the Series C. There were no dividends accrued during the nine months ended September 30, 2015 due to the redemption of Series B and conversion of Series C upon the close of the IPO.

Note 8 – Guarantee Agreement:

In connection with the $62.5 Million Revolver (see Note 6), the Company entered into a Fee and Reimbursement Agreement with certain stockholders who were guarantors of the $62.5 Million Revolver. That agreement stipulated that the Company would pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor had committed to guarantee. The payment was to be made in the form of newly issued shares of Series C at a price of $5.25 per share. The fee accrued only from and after the date that the guarantor entered into the guarantee, and if at any time any guarantor’s obligation was terminated in full or in part, the fee would continue to accrue only with respect to the amount, if any, of such guarantor’s remaining commitment relating to the $62.5 Million Revolver.

Immediately prior to the closing of the IPO, the Company converted outstanding fees under the Fee and Reimbursement Agreement into 2,477,756 shares of Series C, which were then converted into 1,832,531 shares of common stock.

The fees on debt guarantee were recognized as a liability by the Company and recorded at fair value at issuance. The instrument was then adjusted to its then fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss. Historically, the Company measured the fair value of the outstanding fees on debt guarantee using an option pricing method with several possible distribution outcomes depending on the timing and kind of liquidity event. Expected volatility was estimated utilizing the historical volatility of similar companies. The risk-free interest rates were based on the U.S. Treasury yield for a period consistent with the expected contractual life.

Note 9 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended September 30, 2015 and 2014 was $1,853,491 and $242,926, respectively. Total compensation cost for share-based payments recognized for the nine months ended September 30, 2015 and 2014 was $5,573,451 and $728,778, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). The options granted have maximum contractual terms of up to 10 years. At September 30, 2015, there were zero shares available for grant as the plan is frozen.

During the three months ended September 30, 2015, 6,221 shares were exercised at a weighted average exercise price of $6.27. During the nine months ended September 30, 2015, there were 37,119 shares exercised at a weighted average exercise price of $6.46.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees, directors, and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 2,220,280 options to purchase shares of the Company’s common stock). These options are either time-based (vest over 4 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company or an initial public offering registered under the Securities Act, as defined in the stock grant agreement.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November, 2014, the Company modified performance-based awards and exit-event awards under the 2010 Plan. Performance-based awards were modified to time vested awards that cliff vest over two years. At the time of modification, the original performance-based awards’ vesting criteria was not considered probable. The exit-event awards were modified to performance-based awards. At December 31, 2014, the new performance-based awards’ vesting criteria was considered probable. The modified awards were fair valued on the modification date. The options granted have maximum contractual terms of 10 years. The Company’s board of directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

During the three months ended September 30, 2015, there were 1,449 shares exercised at a weighted average exercise price of $7.10. During the nine months ended September 30, 2015, there were 7,313 shares exercised at a weighted average exercise price of $7.10.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of September 30, 2015, the stock options granted were either time-based (cliff vest over 3 years) or performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

In addition to stock options granted under the 2014 Plan, the Company may issue restricted stock units to the members of its board of directors as compensation for their services. The fair value of restricted stock units is based on the share price on the date of grant. Restricted stock units granted in 2014 vest over one year, and the Company will settle these awards by common stock transfer. During the three months ended September 30, 2015, there were no restricted stock units granted.

During the three months ended September 30, 2015, there were no grants or exercises. During the nine months ended September 30, 2015 there were 6,550 units granted, at a weighted average exercise price of $17.00, and there were no exercises.

At September 30, 2015, there were 936,648 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

Note 10 – Net Loss Attributable to Common Stockholders:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2015 and September 30, 2014.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Convertible Preferred Series C (on an as-if converted basis)	—	9,234,560	—	8,967,953
Service Period Stock Options	1,980,651	1,082,000	2,000,929	1,082,285
Warrants	61,117	61,117	61,117	61,117
Total	2,041,768	10,377,677	2,062,046	10,111,355

The computation of net income attributable to common stockholders is as follows:

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(1,675,350)	$(9,483,241)	$(6,491,074)	$(20,892,267)
Preferred stock dividends on Series B and Series C*	—	(2,897,014)	—	(9,744,704)
Net loss attributable to common stockholders	$(1,675,350)	$(12,380,255)	$(6,491,074)	$(30,636,971)

* See Note 7 for further detail.

Note 11 – Related Party Transactions:

Payments of $1,563,245 and $4,448,727 for the three and nine months ended September 30, 2015, were made to one stockholder for the purchase of raw materials. Payments of $1,279,523 and $3,492,783 for the three and nine months ended September 30, 2014, were made to one stockholder for the purchase of raw materials. In addition, there were payments of $2,415 and $161,627 for the three and nine months ended September 30, 2015, and $19,841 and $163,471 for the three and nine months ended September 30, 2014, related to rent and associated utilities and maintenance to a stockholder who was also a landlord of one of our locations. The rent and associated utilities and maintenance cost were at market rates.  As of September 30, 2015 the Company was no longer occupying the space, and as such, will no longer incur rent for this space.  None of the payments made above were to stockholders who are either an employee, board member, subsidiary, or affiliate of the Company.

Certain stockholders of the Company were guarantors of the $62.5 Million Revolver. Pursuant to a Fee and Reimbursement Agreement, the Company was to pay each such guarantor a contingent fee equal to 10% per annum of the amount that each guarantor had committed to guarantee. The $62.5 Million Revolver was repaid in connection with the IPO. See Note 8 for further detail.

Note 12 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—For the three months ended September 30, 2015 and 2014, net sales to one of our distributors, which sells directly to three of our customers, accounted for 21% of our net sales in both periods. For the three months ended September 30, 2015, one customer accounted for 11% of our net sales, while for the same period in 2014, no customer accounted for more than 10% of our net sales.

For the nine months ended September 30, 2015 and 2014, net sales to one of our distributors which sells directly to three of our customers, accounted for 21% and 22% of our net sales, respectively. For the nine months ended September 30, 2015 one customer accounted for 11% of our net sales, while for the same period in 2014, no customer accounted for more than 10% of our net sales.

Major Suppliers—The Company purchased approximately 24% of its raw materials from one vendor during the three months ended September 30, 2015 and 40% of its raw materials from three vendors during the nine months ended September 30, 2015, each of which individually make up 10% of the company’s raw material purchases. During the three and nine months ended months ended September 30, 2014 approximately 51% and 52% of its raw materials were from three vendors, each of which individually make up 10% of raw material purchases, during the respective period.

The Company also purchased approximately 86% and 92% of its treats finished goods from three vendors for the three and nine months ended September 30, 2015, each of which individually make up 10% of the Company’s purchased treats finished goods. The company purchased approximately 88% and 82% of its treats finished goods from two vendors for the three and nine months ended September 30, 2014 each of which individually make up 10% of the Company’s purchased treats finished goods.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company purchased approximately 69% and 70% of its packaging material from three vendors during the three and nine months ended September 30, 2015, each of which individually make up 10% of the Company’s purchased packaging material. The Company purchased approximately 82% and 75% of its packaging material from three vendors during the three and nine months ended September 30, 2014, each of which individually make up 10% of the Company’s purchased packaging material.

Net Sales By Class of Retail – The following table sets forth net sales by class of retail:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Grocery, Mass and Club	$23,540,110	$16,671,443	$65,654,024	$46,522,636
Pet Specialty, Natural and Other	7,030,396	5,848,229	20,330,559	15,733,271
Net Sales	$30,570,506	$22,519,672	$85,984,583	$62,255,907

Note 13 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements.

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

Overview

We started Freshpet with a single-minded mission to bring the power of natural, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Over the last nine years, we have created a comprehensive business model to deliver wholesome pet food that “pet parents” can trust, and in the process we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Recent Development

Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. We expect to invest approximately $30.0 to $32.0 million in capital expenditures in the capital expansion project during 2015 and 2016, with $10.2 million of capital expenditures recorded during the nine months ended September 30, 2015.  We believe the expansion will increase our production capacity at our Freshpet Kitchens by at least 130%.

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in 14,670 retail stores as of September 30, 2015. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials and inbound freight. The construction of our scalable manufacturing facility in Bethlehem, Pennsylvania was completed in November 2013, replacing our Quakertown, Pennsylvania facility, and has significantly improved our production efficiency. Growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand gross profit margins.

Our gross profit margins are impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases. We implemented, for instance, a price increase in the second quarter of 2015 for our beef products to offset increased ingredient costs.

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

Research & development. Research and development costs consist of expenses to develop and test new products. Through September 30, 2015, we have incurred approximately $0.8 million of research and development cost associated with our Freshpet Baked product test.

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

Selling, general and administrative costs as a percentage of net sales have decreased from 62.7% in the year ended 2013 to 56.1% in the year ended 2014, and from 59.8% in the nine months ended September 30, 2014 to 54.7% in the nine months ended September 30, 2015. We expect our selling, general, and administrative expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

Fees on Debt Guarantee

In connection with the $62.5 Million Revolver, we entered into a Fee and Reimbursement Agreement with certain stockholders. That agreement stipulated that we pay each guarantor a contingent fee of 10% per annum of the amount each guarantor committed to guarantee. The fees on debt guarantee recognized in each period was a function of the outstanding note payable and the fair value of the underlying guarantee. We used a portion of the proceeds from the IPO and the related debt refinancing to repay the borrowings under the $62.5 Million Revolver, relieving us of future fees on the debt guarantee. The fees on debt guarantee liability were settled in the form of shares of our Series C Preferred Stock

(“Series C”) at a price of $5.25 per share, which were then converted into shares of common stock at a 1-to-0.7396 ratio. During the nine months ended September 30, 2014 we incurred $10.5 million of fees on debt guarantee. All accrued fees were settled in connection with the IPO. As a result, there were no outstanding fees as of September 30, 2015.

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

Results of Operations

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Consolidated Statements of Operations Data
Net sales	$30,570,506	100%	$22,519,672	100%	$85,984,583	100%	$62,255,907	100%
Cost of goods sold	16,523,960	54%	11,645,685	52%	45,024,855	52%	32,015,950	51%
Gross profit	14,046,546	46%	10,873,987	48%	40,959,728	48%	30,239,957	49%
Selling, general and administrative expenses	15,584,998	51%	12,212,406	54%	47,071,005	55%	37,208,200	60%
Loss from operations	(1,538,452)	(5)%	(1,338,419)	(6)%	(6,111,277)	(7)%	(6,968,243)	(11)%
Other expenses:
Other expenses, net	(8,078)	0%	(108,872)	0%	(72,759)	0%	(193,948)	0%
Fees on debt guarantee	—	—	(6,816,055)	(30)%	—	—	(10,461,271)	(17)%
Interest expense	(113,820)	0%	(1,211,895)	(5)%	(262,038)	0%	(3,244,805)	(5)%
	(121,898)		(8,136,822)	(36)%	(334,797)		(13,900,024)	(22)%
Loss before income taxes	(1,660,350)	(5)%	(9,475,241)	(42)%	(6,446,074)	(7)%	(20,868,267)	(34)%
Income tax expense	15,000	0%	8,000	0%	45,000	0%	24,000	0%
Net loss	$(1,675,350)	(5)%	$(9,483,241)	(42)%	$(6,491,074)	(8)%	$(20,892,267)	(34)%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Sales

The following table sets forth net sales by class of retail:

	Three months ended September 30,
	2015			2014
	Amount	Percentage of Net Sales	Store Count	Amount	Percentage of Net Sales	Store Count
Grocery, Mass and Club* (1)	$23,540,110	77%	10,213	$16,671,443	74%	8,808
Pet Specialty, Natural and Other (2)	7,030,396	23%	4,457	5,848,229	26%	4,162
Net Sales	$30,570,506	100%	14,670	$22,519,672	100%	12,970

(1)Stores at September 30, 2015 and September 30, 2014 consisted of 6,695 and 5,906 grocery and 3,518 and 2,902 mass, respectively.

(2)Stores at September 30, 2015 and September 30, 2014 consisted of 4,185 and 3,936 pet specialty and 272 and 226 natural, respectively.

* Includes sales from Freshpet Baked product test of $1.8 million, or 6% of total net sales, for the three months ended September 30, 2015.

Net sales increased $8.1 million, or 36%, to $30.6 million for the three months ended September 30, 2015 as compared to the same period in the prior year. Net sales include the impact of additional sales associated with the Freshpet Baked product test. Excluding the impact of the Freshpet Baked product test, net sales for the third quarter of 2015 increased 28% to $28.8 million as compared to the same period in the prior year. The increase in net sales was driven by increased velocity in Grocery and Mass, as well as Pet Specialty, Natural and Other channels. The Company also experienced an increase of Freshpet Fridges store locations, which grew by 13.1% from 12,970 as of September 30, 2014 to 14,670 as of September 30, 2015.

Gross Profit

Gross profit increased $3.2 million, or 29%, to $14.0 million for the three months ended September 30, 2015 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher refrigerated net sales, and gross profit from our Freshpet Baked product test. The increase in gross profit was partially offset by manufacturing throughput constraints associated with new product innovation, as well as start-up costs from the implementation of new manufacturing processes.

Our new product introductions have historically started with lower gross profit margins and increased over time. As a result, the gross profit margin of 46% for the third quarter of 2015, was a decrease of 234 basis points compared to the same period in 2014. Excluding our Freshpet Baked product test, gross profit margin decreased 132 basis points during the third quarter of 2015 compared to the same period in the prior year, attributable to our new product introductions, as well as start-up costs from the implementation of new manufacturing processes. Generally we have been able to optimize the production of our new product introductions over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale with increased sales volume of our current core and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.4 million, or 28%, to $15.6 million for the three months ended September 30, 2015 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $0.4 million due to increased volume and sales, higher advertising expenses of $1.5 million, higher share-based compensation expense of $1.5 million, and incremental operating expenses of $1.1 million, which were partially offset by a decrease in warrant expense related to the fair valuation of the outstanding warrants of $0.5 million and a decrease in variable compensation expense of $0.6 million. The increased operating expenses were primarily due to costs associated with being a public company, new hires, and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses decreased to 51% for the three months ended September 30, 2015 from 54% for the three months ended September 30, 2014. After adjusting $1.3 million and $0.2 million for non-cash items related to share-based compensation and the fair valuation of warrants in the third quarter of 2015 and 2014, respectively, SG&A decreased as a percentage of net sales to 47% in the third quarter of 2015 compared to 53% of net sales in the third quarter of 2014.

Loss from Operations

Loss from operations increased $0.2 million, or 15%, to $1.5 million for the three months ended September 30, 2015 as compared to the same period in the prior year as a result of the factors mentioned above.

Fees on Debt Guarantee

For the three months ended September 30, 2015, we did not incur any fees on debt guarantee. Fees on debt guarantee expense were $6.8 million for the three months ended September 30, 2014. All debt underlying the fees on debt guarantee was repaid upon the consummation of the IPO.

Interest Expense

For the three months ended September 30, 2015, interest expense was $0.1 million, which related to fees associated with our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the three months ended September 30, 2014 was $1.2 million due to debt borrowings during the three months ended September 30, 2014. See “—Liquidity and Capital Resources—Indebtedness.”

Net Loss

Net loss decreased $7.8 million, or 82%, to $1.7 million for the three months ended September 30, 2015 as compared to the same period in the prior year. Net loss was 5% of net sales for the three months ended September 30, 2015 as compared to a net loss of 42% of net sales for the same period in the prior year.  The Freshpet Baked product test contributed $1.9 million of loss to net loss during the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Sales

The following table sets forth net sales by class of retail:

	Nine months ended September 30,
	2015			2014
	Amount	Percentage of Net Sales	Store Count	Amount	Percentage of Net Sales	Store Count
Grocery, Mass and Club* (1)	$65,654,023	76%	10,213	$46,522,636	75%	8,808
Pet Specialty, Natural and Other (2)	20,330,560	24%	4,457	15,733,271	25%	4,162
Net Sales	$85,984,583	100%	14,670	$62,255,907	100%	12,970

(1)Stores at September 30, 2015 and September 30, 2014 consisted of 6,695 and 5,906 grocery and 3,518 and 2,902 mass, respectively.

(2)Stores at September 30, 2015 and September 30, 2014 consisted of 4,185 and 3,936 pet specialty and 272 and 226 natural, respectively.

* Includes sales from Freshpet Baked product test of $3.3 million, or 4% of total net sales, for the nine months ended September 30, 2015.

Net sales increased $23.7 million, or 38%, to $86.0 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. Net sales include the impact of additional sales associated with the Freshpet Baked product test. Excluding the impact of the Freshpet Baked product test, net sales for nine months ended September 30, 2015 increased 32% to $82.6 million as compared to the same period in the prior year. The increase in net sales was driven by increased velocity in Grocery and Mass, as well as Pet Specialty, Natural and Other channels. The Company also experienced an increase of Freshpet Fridges store locations, which grew by 13.1% from 12,970 as of September 30, 2014 to 14,670 as of September 30, 2015.

Gross Profit

Gross profit increased $10.7 million, or 35%, to $41.0 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher refrigerated net sales, and gross profit from our Freshpet Baked product test. The increase in gross profit was partially offset by manufacturing throughput constraints associated with new product innovation, as well as start-up costs from the implementation of new manufacturing processes.

Our new product introductions have historically started with lower gross profit margins and increased over time. As a result, the gross profit margin of 48% for the nine months ended September 30, 2015, was a decrease of 93 basis points compared to the same period in 2014. Excluding our Freshpet Baked product test, gross profit margin slightly decreased 23 basis points during the nine months ended September 30, 2015 to 48.3% compared to the same period in the prior year, attributable to our new product introductions, as well as start-up costs from the implementation of new manufacturing processes. Generally we have been able to optimize the production of our new product introductions over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale with increased sales volume of our current core and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.9 million, or 27%, to $47.1 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $1.6 million due to increased volume and sales, higher advertising expenses of $0.6 million, higher share-based compensation expense of $4.6 million, research and development cost related to the Freshpet Baked product test of $0.7 million, fees associated with the secondary offering of $0.6 million, and incremental operating expenses of $3.1 million, slightly offset by a decrease in research and development costs of $0.1 million, and a decrease in warrant expense related to the fair valuation of the outstanding warrants of $0.4 million and a decrease in variable compensation expense of $0.8 million. The increased operating expenses were primarily due to costs associated with being a public company, new hires, and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses decreased to 55% for the nine months ended September 30, 2015 from 60% for the nine months ended September 30, 2014. After adjusting $4.9 million and $0.7 million for non-cash items related to share-based compensation and the fair valuation of warrants in the nine months ended September 30, 2015 and 2014, respectively, as well as adjust $0.6 million of secondary cost during the second quarter of 2015, SG&A decreased as a percentage of net sales to 48% in 2015 compared to 59% of net sales in 2014.

Loss from Operations

Loss from operations decreased $0.9 million, or 12%, to $6.1 million for the nine months ended September 30, 2015 as compared to the same period in the prior year as a result of the factors mentioned above.

Fees on Debt Guarantee

For the nine months ended September 30, 2015 we did not incur any fees on debt guarantee. Fees on debt guarantee expense were $10.5 million for the nine months ended September 30, 2014. All debt underlying the fees on debt guarantee was repaid upon the consummation of the IPO.

Interest Expense

For the nine months ended September 30, 2015, interest expense was $0.3 million, which related to fees associated with our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the nine months ended September 30, 2014 was $3.2 million due to debt borrowings during the nine months ended September 30, 2014. See “—Liquidity and Capital Resources—Indebtedness.”

Net Loss

Net loss decreased $14.4 million, or 69%, to $6.5 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. Net loss was 8% of net sales for the nine months ended September 30, 2015 as compared to a net loss of 34% of net sales for the same period in the prior year. The Freshpet Baked product test contributed $2.5 million of loss to net loss during the nine months ended September 30, 2015.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense (including fees on debt guarantee, which we believe were a cost of our prior financing arrangement akin to interest expense), and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, new plant startup expense and processing, share based compensation, warrant fair valuation, launch expenses, and secondary fees.

We present EBITDA and Adjusted EBITDA because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to net loss set forth below, provides a more complete understanding of our business than could be obtained absent this disclosure. We use EBITDA and Adjusted EBITDA, together with financial measures prepared in accordance with U.S. GAAP, such as sales, gross profit margins, and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

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

EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net loss, income from operations or any other measure of financial performance calculated and prescribed in accordance with U.S. GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss which is the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Net Loss	$(1,675)	$(9,483)	$(6,491)	$(20,892)
Fees on debt guarantee (a)	—	6,816	—	10,461
Depreciation and amortization	1,919	1,623	5,543	4,745
Interest expense	114	1,212	262	3,244
Income tax expense	15	8	45	24
EBITDA	$373	$176	$(641)	$(2,418)
Loss on disposal of equipment	3	101	84	172
Launch expense (b)	540	593	1,940	2,927
New plant startup expenses and processing (c)	—	—	—	113
Noncash stock based compensation (d)	1,826	243	5,490	731
Warrant fair valuation (e)	(475)	—	(405)	—
Secondary fees (f)	—	—	593	—
Adjusted EBITDA	$2,267	$1,113	$7,061	$1,524

(a)Represents fees paid to certain stockholders for acting as guarantors for a portion of our prior payment obligations under the $62.5 Million Revolver. Pursuant to a Fee and Reimbursement Agreement, the Company was obligated to pay each guarantor a contingent fee equal to 10% per annum of the amount each guarantor committed to guarantee. Portions of the proceeds from our IPO and related debt refinancing were used to repay the borrowings under the $62.5 Million Revolver, relieving us of our future fees on the debt guarantee. Concurrently, with the closing of the IPO, the outstanding guarantee fees were converted into shares of our Series C, which were then converted into common stock. See our unaudited consolidated financial statements and the notes thereto for additional information.

(b)Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the uncapitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(c)Represents additional operating costs incurred in the first quarter of 2014 in connection with the opening of our manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

(d)Represents non-cash stock based compensation expense.

(e)Represents the change of fair value for the outstanding warrants.

(f)Represents fees associated with the secondary public offering of our common stock, which was completed in May 2015.

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

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Cash and cash equivalents	$15,251	$36,259
Short-term investments	3,749	—
Accounts receivable, net	7,029	5,360
Inventory	6,802	7,314
Prepaid expense and other	296	1,292
Accounts payable	(6,716)	(5,424)
Accrued expenses	(2,172)	(2,938)
Accrued warrants	(302)	(707)
Working capital	$23,937	$41,156

Working capital consists of current assets net of current liabilities. The decrease in working capital for September 30, 2015 compared to December 31, 2014 was primarily due to a decrease in cash, cash equivalents and short-term investments primarily relating to increased capital expenditures, a decrease in inventory due to timing of raw material purchases, a decrease in prepaid expense and other due to timing, and an increase in accounts payable due to timing.  The decrease in working capital was slightly offset by an increase in accounts receivable due to higher net sales, decreased accrued expenses due to timing, and a decrease in accrued warrants.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We expect to invest approximately $30 to $32 million during fiscal year 2015 and 2016 in capital expenditures to expand our plant capacity and increase distribution of which $10.2 million was recorded within capital expenditures for the nine months ended September 30, 2015.  We expect to be able to use our current liquidity position, which includes our available Credit Facilities, and future operating cash flows, to fund the plant expansion.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of September 30, 2015, our capital resources consisted primarily of $15.3 million cash on hand and $3.7 million of short-term investments with maturities ranging from three months to one year, primarily related to the IPO proceeds, and $40 million available under our Credit Facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	Nine months ended
	September 30,
	2015	2014
	(Dollars in thousands)
Cash at the beginning of period	$36,259	$2,444
Net cash provided by (used in) operating activities	4,970	(3,484)
Net cash used in investing activities	(26,270)	(13,253)
Net cash provided by financing activities	292	16,051
Cash at the end of period	$15,251	$1,758

Net Cash Used in Operating Activities

Cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, fees on debt guarantee, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the nine months ended September 30, 2015, net cash provided by operating activities was $5.0 million, which primarily consisted of adjusted net income of $4.4 million, which excludes $10.9 million of non-cash items primarily relating to $5.1 million of share based compensation, which includes the fair value adjustment of warrants, and $5.5 million of depreciation and amortization. In addition, for the nine months ended September 30, 2015 there was $0.6 million of proceeds due to the change in operating assets and liabilities. The proceeds from the change in operating assets and liabilities were due to the increase of net liabilities being greater than the increase in net assets. The decrease in accounts payable was due to timing. The increase in accounts receivable was primarily due to growth in net sales.  The decrease in inventory was due to timing of raw material purchases.  The change in the other assets and liabilities was due to timing.

For the nine months ended September 30, 2014, net cash used in operating activities was $3.5 million, which consisted of an adjusted net loss of $4.5 million, which excludes $16.4 million of non-cash items primarily related to $10.5 million of fees on debt guarantee and $4.7 million of depreciation and amortization. Cash used was offset by proceeds obtained from the change in operating assets and liabilities of $1.0 million. The change in operating assets and liabilities was due to an increase of accounts payable and accrued expenses being greater than the increase in accounts receivable and inventory. The increase in accounts receivable and inventory was primarily due to growth in net sales, as well as an increase in the number of stores with a Freshpet fridge.

Net Cash Used in Investing Activities

Net cash used in investing activities was $26.3 million and $13.3 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities for the nine months ended September 30, 2015 relates primarily to purchases of short-term investments, net of settlement, of $3.7 million, capital expenditures related to the Freshpet Kitchens of $11.2 million (including the Freshpet Kitchens expansion of $10.2 million and recurring capital expenditures of $1.0 million), purchase of a building with 6.5 acres of land adjacent to our Freshpet Kitchens for $5.0 million and investment in fridges as well as other miscellaneous capital spend of $6.4 million. Net cash used in investing activities for the nine months ended September 30, 2014 relates primarily to capital expenditures for fridge and plant capital cost.

Net Cash from Financing Activities

Net cash from financing activities was $0.3 million for the nine months ended September 30, 2015 and $16.1 million for the nine months ended September 30, 2014. The net cash from financing activities in the nine months ended September 30, 2015 was attributable to the exercise of stock options. The net cash from financing activities in the nine months ended September 30, 2014 was a result of an increase in notes payable and proceeds from the issuance of our preferred stock.

Indebtedness

Prior to the IPO and related debt refinancing, the Company’s outstanding debt consisted of a $1.5 million stockholder note (the “Stockholder Note”), a $27.0 million revolving note payable (the “$27.0 Million Revolver”), a $62.5 million revolving note payable (the “$62.5 Million Revolver”), and $2.0 million in stockholder convertible notes (the “Convertible Notes”). Each of these was repaid concurrent with the closing of the IPO.

On November 13, 2014, in connection with the IPO, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprised of a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”). On December 23, 2014, the Company repaid the outstanding $18.0 million under the Term Facility and modified the terms of the $40.0 million Credit Facilities. The $18.0 million Term Facility was extinguished, the 3-year $3.0 million Revolving Facility remained unchanged, and the $2.0 million term loan commitment earmarked for capital expenditures was increased to $30 million. Any drawn Capex Commitments will mature on the fifth anniversary of the execution of the Loan Agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions. The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.

Any borrowings under the Credit Facilities bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin is 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to our leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. The Credit Facilities are secured by substantially all of our assets. As of September 30, 2015, we had no debt outstanding under the Credit Facilities and were in compliance with the covenants under the Loan Agreement.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Form 10-K.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements or any holdings in variable interest entities.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Form 10-K.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the FIFO or average cost methods are used. This new guidance will be effective for the Company beginning January 1, 2016. The effects of ASU 2015-11 will depend on future valuation of our inventory.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of September 30, 2015, there were no outstanding borrowings under our $40.0 million Credit Facilities. As a result, we were not exposed to interest expense fluctuation risk at September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2015	FRESHPET, INC.
/s/ Richard Thompson Richard Thompson
Chief Executive Officer and Director (Principal Executive Officer)
/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)