Form 10-K
period 2015-12-31
Freshpet, Inc.
filed 2016-03-14
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 001-36729

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

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $394 million.

As of March 8, 2016, 33,536,940 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference

The information required by Items 10, 11, 12, 13, and 14 will be furnished (and are hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

Freshpet, Inc.

Annual Report on Form 10-K

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	volatility in the price of our common stock; and
•	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet is disrupting the $22.5 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery, mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains including Albertsons, BJ’s, Kroger, Petco, PetSmart, Publix, Safeway, Target, Wal-Mart and Whole Foods. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2015, Freshpet Fridges were located in over 15,000 stores, and we believe there is an opportunity to install a Freshpet Fridge in at least 35,000 stores across North America.

Our Industry

We compete in the North American dog and cat food market, which had 2014 retail sales of over $22.5 billion and has grown at an average compounded annual growth rate of over 3% from 2012 to 2014, according to Euromonitor. According to the American Pet Products Association, or APPA, U.S. pet food spending is expected to continue to increase at a similar rate over the next 5 years. Of the total market, dog food, cat food, and treats & mixers accounted for retail sales of $12.1 billion, $6.8 billion, and $3.5 billion, respectively. The U.S. represented $20.8 billion or over 92% of North American dog and cat food sales. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns. Within the pet food market, premium and/or natural brands are gaining market share, according to Packaged Facts.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently over 82.5 million pet-owning households in the United States, according to the APPA. The percentage of U.S. households with dogs or cats (or both) has increased from 47.8% in 2006 to 52.3% in 2014. More U.S. households today have pets than have children, which we believe to be a result of demographic shifts and changing attitudes towards pets.

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

We also offer fresh treats across all classes of retail under the Dognation and Dog Joy labels, which accounted for 10% of total net sales in 2015.

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

For the year ended 2015, new product introductions since 2011 represented 46% of our net sales. We have a strong innovation pipeline, including entirely new product platforms, which expand the breadth of our fresh offerings. We expect that new product introductions will continue to meaningfully drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the only fresh, refrigerated pet food manufacturing facility in North America, the Freshpet Kitchens at Bethlehem, Pennsylvania. This 58,000 square foot facility was built to human grade food standards and houses two production lines customized to produce fresh, refrigerated food. Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens to increase our plant capacity and distribution. We believe the expansion, which we expect to complete during 2016, will increase our production capacity at our Freshpet Kitchens by at least 130%. In 2015, approximately 90% of our product volume was manufactured by us. For manufacture of some low volume products, we strategically partner with a select group of contract manufacturers that operate human food manufacturing facilities.

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

Our Customers and Distributors

We sell our products throughout North America, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in over 15,000 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 35,000 stores in North America. We sell our products through the following classes of retail: grocery, mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third party distributor. In 2015, our largest distributor by net sales, McLane Company, Inc., which sells to three of our customers, including Wal-Mart and Target, accounted for 22% of our net sales. As a customer, Target accounted for 11% of our net sales in 2015.

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

Our network of over 15,000 branded Freshpet Fridges in prominent locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. More recently, we have expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Facebook, Twitter and YouTube. Our public relations strategy includes event marketing and the use of our Freshpet truck to create buzz among pet parents at high pet traffic areas.

Our marketing strategy has allowed us to drive new consumers to our brand and develop a highly engaged community of users who actively advocate for Freshpet.

Competition

Pet food is a highly competitive industry. We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of The J.M. Smucker Company). We also compete with specialty and natural pet food manufacturers such as Colgate-Palmolive and Blue Buffalo. In addition, we compete with many regional niche brands in individual geographic markets.

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

Team Members

As of December 31, 2015 we had 190 employees all of whom are located in the United States. None of our employees is represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094. Our telephone number is (201) 520-4000.

Website Information

The address of our corporate website is www.freshpet.com. Our Annual Reports on Form 10-K, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F

Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Trademarks and Other Intellectual Property

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States

Patent and Trademark Office including, among others, Freshpet, Vital, Nature’s Fresh, Roasted Meals, Fresh Baked, Freshpet Dog Joy Treats and Dognation.

We believe that our intellectual property has substantial value and has significantly contributed to our success to-date. We are continually developing new technology and enhancing proprietary technology related to our pet food, Freshpet Fridges and manufacturing operations.

We also rely on unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

Government Regulation

Along with our brokers, distributors, and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the FTC, the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States. We are also subject to the laws of Canada, including the Canadian Food Inspection Agency, as well as provincial and local regulations.

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

Information Systems

We employ a comprehensive enterprise resource planning (ERP) system provided and supported by a leading global software partner. This system covers order entry, customer service, accounts payable, accounts receivable, purchasing, asset management and manufacturing. Our order management process is automated via Electronic Data Interchange with virtually all our customers, which feeds orders directly to our ERP platform. From time to time, we enhance and complement the system with additional software. In 2015, we expanded our ERP system with a Warehouse Management System, which will allow us to improve tracking and management of ingredients, streamline manufacturing and provide the ability to ship direct to customers.

We backup data every hour and store a copy locally for immediate restoration if needed. All data is transmitted to a secure offsite cloud storage service daily for disaster recovery needs. We believe our systems infrastructure is scalable and can support our future growth.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you purchase our common stock, you should carefully consider the risks described below and the other information contained in this report, including our consolidated financial statements and accompanying notes. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations, our credit facilities, and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt documents.

Additionally, our ability to make payments on and to refinance any indebtedness and to fund planned expenditures for our growth plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

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

Failure to retain our senior management or failure to hire and integrate suitable replacements may adversely affect our operations.

Our success is substantially dependent on the continued service of certain members of our senior management. These members of senior management are primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, customers and consumers. The loss of the services of any of these employees could have a material adverse effect on our business and prospects, as we may not be able to find and integrate suitable replacements on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline.

For example, on March 9, 2016, the Company was informed by Richard Thompson that he would resign as our Chief Executive Officer and from our Board of Directors, effective July 1, 2016 or earlier if a replacement Chief Executive Officer is appointed before then. While our Board of Directors is focused on identifying the right candidate to lead the Company as its next Chief Executive Officer, we may be unable to hire a suitable replacement in a timely manner or the transition could be disruptive to our operations or culture. Our business, financial condition and results of operations could suffer as a result.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2015, ten customers, who purchase either directly from us or through third party distributors, collectively accounted for more than 69% of our net sales. Wal-Mart and Target (which purchase through a distributor) are the only customers who accounted for more than 10% of our net sales during 2015. These percentages may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

All of the products we manufacture in-house are processed through our Freshpet Kitchens in Bethlehem, Pennsylvania, which we believe is North America’s only fresh, refrigerated pet food manufacturing facility. Accordingly, we have limited available manufacturing capacity to meet our quality standards. Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. We are expecting the expansion to be completed mid-2016. We believe the expansion will increase our production capacity at our Freshpet Kitchens by at least 130%.

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

Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the FDA, and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition, many states have adopted the Association of American Feed Control Officials’ model pet food regulations or variations thereof, which generally regulate the information manufacturers provide about pet food. Complying with government regulation can be costly or may otherwise adversely affect our business. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, the risk of such claims may be exacerbated. Any such claims, even those without merit, could (i) require us to expend significant resources, (ii) cause us to cease making or using products that incorporate the challenged intellectual property, (iii) require us to redesign, reengineer or rebrand our products or packaging, including our Freshpet Fridges located in over 15,000 retail stores, (iv) divert management’s attention and resources or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, which may not be available to us on acceptable terms or at all. Any of such events may adversely impact our business, financial condition and results of operations.

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

As of December 31, 2015, we had federal net operating loss (“NOLs”) carryforwards of approximately $158.0 million and state NOLs of approximately $128.6 million. In general, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its prechange NOLs, to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering in November 2014.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The price of our common stock has been and may continue to be volatile and you may lose all or part of your investment.

Since our initial public offering and through March 8, 2016, our share price has ranged from a high of $25.46 per share to a low of $5.86 per share. The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including those described under “—Risks Related to Our Business and Industry” and the following:

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

As of December 31, 2015 we had 33,536,940 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock prices and trading volume to decline.

Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.

As of December 31, 2015, MidOcean Partners and certain of its affiliates (“MidOcean”) and Freshpet Investors LLC owned approximately 21.7% and 4.8%, respectively, of our common stock. As a result, MidOcean and Freshpet Investors LLC could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority stockholder approval.

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

Our Certificate of Incorporation and Bylaws and Delaware law contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. For example, we have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our Board of Directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering in November 2014, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board of Directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 30 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Secaucus, New Jersey and consists of approximately 20,405 square feet of office space and is subject to a lease agreement that expires on January 31, 2017.

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

As of June 2015, we acquired a building and 6.5 acres of land adjacent to the Company’s manufacturing facility in Bethlehem, Pennsylvania. As of February 3, 2016 the previous owner vacated the building.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment and product related matters. None of these claims, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issues purchases of equity secuRIties

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol “FRPT” since November 7, 2014. Prior to that date, there was no public market for our common stock. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Market for the periods indicated.

Fiscal Year Ended December 31, 2014	High	Low
Fourth Quarter (from November 7, 2014)	$19.45	$14.23

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$20.05	$13.47
Second Quarter	$25.46	$17.72
Third Quarter	$19.88	$9.99
Fourth Quarter	$10.85	$6.10

The number of stockholders of record of our common stock as of March 8, 2016 was 90. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Freshpet, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the period from November 7, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2015. Although our common stock was initially listed at $15.00 per share on the date our common stock was first listed on the NASDAQ, November 7, 2014, the $15.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $19.11 on November 7, 2014 and in the NASDAQ Composite and the Russell 3000 on November 7, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	11/7/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Freshpet, Inc.	FRPT	$100.00	$89.27	$101.67	$97.33	$54.95	$44.43
NASDAQ Composite	IXIC	100.00	102.23	105.79	107.65	99.73	108.09
Russell 3000	RUA	100.00	101.45	102.79	102.44	94.55	99.96

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

We derived the consolidated statements of operations data for the fiscal years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included in this report.

	Year ended December 31,
	2015	2014	2013	2012
Consolidated Statement of Operations Data	(Dollars in thousands except share and per share data)
Net sales	$116,186	$86,764	$63,151	$43,519
Cost of goods sold	61,537	44,546	35,958	22,881
Gross profit	54,649	42,218	27,193	20,638
Selling, general and administrative expenses	58,297	48,299	39,574	35,385
Loss from operations	(3,648)	(6,081)	(12,381)	(14,747)
Other income (expenses), net	449	(665)	(538)	(344)
Fees on debt guarantee (1)	—	(25,937)	(5,245)	(1,895)
Interest expense	(455)	(4,614)	(3,492)	(1,638)
Loss before income taxes	(3,653)	(37,297)	(21,656)	(18,624)
Income tax expense	58	42	31	32
Net loss	$(3,711)	$(37,339)	$(21,687)	$(18,656)
Preferred stock dividends on Series B and Series C (2)	—	(11,286)	(8,596)	(7,954)
Additional loss to common stockholders upon conversion of Series C Preferred Stock into common stock (3)	—	(82,655)	—	—
Net loss attributable to common stockholders	$(3,711)	$(131,280)	$(30,283)	$(26,610)
Net loss per share
Basic	$(0.11)	$(9.63)	$(2.91)	$(2.56)
Diluted	$(0.11)	$(9.63)	$(2.91)	$(2.56)
Weighted Average shares of common stock outstanding
Basic	33,497,940	13,632,042	10,415,014	10,413,467
Diluted	33,497,940	13,632,042	10,415,014	10,413,467

	Year ended December 31,
	2015	2014	2013	2012
Other Financial Data	(Dollars in thousands)
Freshpet Fridge store locations at period end
Grocery	6,887	6,130	5,367	4,565
Pet	4,294	3,979	3,051	2,737
Mass	3,555	3,035	2,247	1,181
Natural	279	242	171	31
Total Freshpet Fridge store locations at period end	15,015	13,386	10,836	8,514
EBITDA (4)	$4,376	$(321)	$(6,974)	$(10,363)
Adjusted EBITDA (4)	11,110	5,515	(192)	(6,096)
Capital Expenditures
Freshpet Kitchens and other plant capital expenditures	24,071	2,226	12,987	13,298
Freshpet Fridge and other capital expenditures	8,082	14,905	11,656	13,097
Total cash outflows of capital expenditures	32,153	17,131	24,643	26,395

	As of December 31,
	2015	2014	2013	2012
Consolidated Balance Sheet Data	(Dollars in thousands)
Cash and cash equivalents	$8,029	$36,259	$2,445	$1,633
Short-term investments	3,250	—	—	—
Working capital (5)	16,246	41,156	3,435	(3,111)
Total assets	113,098	112,462	62,617	44,094
Total debt	—	—	76,112	44,057
Redeemable preferred stock:
Series B	—	—	30,728	26,513
Series C	—	—	70,463	61,103
Total stockholders' equity (deficit)	$103,950	$103,393	$(131,058)	$(101,804)

(1)

Represents fees paid to certain stockholders for acting as guarantors for a portion of our prior payment obligations under the $62.5 million revolving note payable (the “$62.5 Million Revolver”). Pursuant to a Fee and Reimbursement Agreement, the Company was obligated to pay each guarantor a contingent fee equal to 10% per annum of the amount each guarantor committed to guarantee. Portions of the proceeds from our initial public offering (“IPO”) and related debt refinancing were used to repay the borrowings under the $62.5 Million Revolver, relieving us of our future fees on the debt guarantee. Concurrently, with the closing of the IPO, the outstanding guarantee fees were converted into shares of our Series C Preferred Stock, par value $0.001 (the “Series C Preferred Stock”), which were then converted into common stock. See our consolidated financial statements and the notes thereto for additional information.

(2)

Represents dividends associated with our redeemable Series B and Series C preferred stock. Holders of Series B Preferred Stock (the “Series B Preferred Stock”) were entitled to receive dividends payable in additional fully paid and non-assessable shares of Series B Preferred Stock at a rate per annum of 15% of the original issue price. Such dividends were to be fully cumulative from the first day of issuance and accrued without interest on both the initial Series B Preferred Stock obtained and shares obtained via dividend, on a quarterly basis. Holders of Series C Preferred Stock were entitled to dividends at a rate of 8% per annum of the Series C Preferred Stock original issue price. Once the Series C Preferred Stock was converted to Common Stock, the accrued dividends that had not been declared by the Board of Directors were relinquished.

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

—

the interest expense (including fees on debt guarantee, which we believe were a cost of our financing arrangement akin to interest expense), or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

—

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does EBITDA or Adjusted EBITDA reflect any cash requirements for such replacements; and

—changes in or cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes (i) non-cash stock based compensation expense, which is and will remain a key element of our overall long term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and non-capitalized freight costs associated with Freshpet Fridge replacements. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss which is the most directly comparable financial measure presented in accordance with GAAP:

	Year ended December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Net loss	$(3,711)	$(37,339)	$(21,687)	$(18,656)
Fees on debt guarantee (a)	—	25,937	5,245	1,895
Depreciation and amortization	7,574	6,425	5,945	4,728
Interest expense	455	4,614	3,492	1,638
Income tax expense	58	42	31	32
EBITDA	$4,376	$(321)	$(6,974)	$(10,363)
Loss on disposal of equipment	94	309	503	333
Launch expense (b)	2,626	3,513	3,305	2,815
New plant startup expenses and processing (c)	—	113	1,996	—
Noncash stock based compensation (d)	3,924	1,564	978	1,119
Warrant fair valuation (e)	(503)	337	—	—
Secondary fees (f)	593	—	—	—
Adjusted EBITDA	$11,110	$5,515	$(192)	$(6,096)
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

(b)

Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(c)

Represents additional operating costs incurred in 2013 and in the first quarter of 2014 in connection with the opening of our new primary manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

(d)	Represents non-cash stock based compensation expense.
(e)	Represents the change of fair value for the outstanding warrants.
(f)	Represents fees associated with the secondary public offering of our common stock, which was completed in May 2015.

(5)	Represents current assets minus current liabilities.

ITEM 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Over the last ten years, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Recent Development

Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. We expect to invest approximately $30.0 to $32.0 million in capital expenditures, with $17.6 million of capital expenditures recorded during 2015, with the remaining spend to be incurred during 2016. We believe the expansion will increase our production capacity at our Freshpet Kitchens by at least 130%.

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 15,000 retail stores as of December 31, 2015. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Continued innovation and new product introductions. New products introduced since 2011 represented 46% of our net sales in 2015. From time to time, we review our product line and may remove products that are not meeting sales or profitability goals.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, spoils, and inbound freight. The construction of our scalable manufacturing facility in Bethlehem, Pennsylvania was completed in November 2013, essentially replacing our Quakertown, Pennsylvania facility, and has significantly improved our production efficiency. As discussed above, we have also undertaken a capital expansion project at our Freshpet Kitchens facility that will further increase our production capacity by at least 130%. Over time, growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. Outbound freight from our Freshpet Kitchens is managed by a national third party refrigerated and frozen human food manufacturer that delivers our product to grocery retailers in the United States. Additionally, we sell through third-party distributors for the mass, club, pet specialty and natural classes in the United States and Canada. As our sales volume increases and we achieve benefits of scale, we expect our outbound freight costs to decrease as a percentage of net sales.

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

Research & development (“R&D”). Research and development costs consist of expenses to develop and test new products.  The cost are expensed as incurred.

Brokerage. We utilize third-party brokers to assist with monitoring our Freshpet Fridges at the point-of-sale as well as representing us at headquarters for various customers. These brokers visit our retail customers’ store locations and ensure items are stocked, maintain Freshpet Fridge appearance, and replace missing price tags.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits which include stock compensation, as well as corporate general & administrative costs. We incur incremental annual costs of approximately $2.0 million to $2.3 million per year related to operating as a public company.

Selling, general and administrative costs as a percentage of net sales have continued to decrease from 81.3% in 2012, 62.7% in 2013 to 55.7% in 2014 and 50.2% in 2015. We expect our selling, general, and administrative expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $158.0 million as of December 31, 2015, which expire between 2025 and 2035. We may be subject to certain limitations in our annual utilization of net operating loss carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2015, we had approximately $128.6 million of State NOLs, which expire between 2016 and 2035. At December 31, 2015, we had a full valuation allowance against our deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Twelve Months Ended December 31,
	2015		2014		2013
Consolidated Statements of Operations Data	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$116,186	100%	$86,764	100%	$63,151	100%
Cost of goods sold	61,537	53	44,546	51	35,958	57
Gross profit	54,649	47	42,218	49	27,193	43
Selling, general and administrative expenses	58,297	50	48,299	56	39,574	63
Loss from operations	(3,648)	(3)	(6,081)	(7)	(12,381)	(20)
Other expenses:
Other income (expenses), net	449	0	(665)	(1)	(538)	(1)
Fees on debt guarantee	—	—	(25,937)	(30)	(5,245)	(8)
Interest expense	(455)	(0)	(4,614)	(5)	(3,492)	(6)
Loss before income taxes	(3,653)	(3)	(37,299)	(43)	(21,656)	(34)
Income tax expense	58	0	42	0	31	0
Net loss	$(3,711)	(3)%	$(37,339)	(43)%	$(21,687)	(34)%

Twelve Months Ended December 31, 2015 Compared To Twelve Months Ended December 31, 2014

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2015			2014
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
Grocery, Mass and Club* (1)	$89,131,925	77%	10,442	$65,212,966	75%	9,165
Pet Specialty, Natural and Other (2)	$27,054,447	23	4,573	$21,551,146	25	4,221
Net Sales	$116,186,372	100%	15,015	$86,764,112	100%	13,386

(1)	Stores at December 31, 2015 and December 31, 2014 consisted of 6,887 and 6,130 grocery and 3,555 and 3,035 mass and club, respectively.
(2)	Stores at December 31, 2015 and December 31, 2014 consisted of 4,294 and 3,979 pet specialty and 279 and 242 natural and other, respectively.

*Includes net sales from Freshpet Baked product test of $4.6 million, or 4% of total net sales, for the twelve months ended December 31, 2015.

Net sales increased $29.4 million, or 34%, to $116.2 million for the twelve months ended December 31, 2015 as compared to the same period in the prior year.  Net sales include the impact of additional sales associated with the Freshpet Baked product test.  Excluding the impact of the Freshpet Baked product test, net sales for the twelve months ended December 31, 2015 increased 29% to $111.6 million compared to the same period in the prior year. The increase in net sales was driven by increased velocity in Grocery and Mass, as well as Pet Specialty, Natural and Other channels.  The Company also experienced an increase of Freshpet Fridges store locations, which grew by 12.2% from 13,386 as of December 31, 2014 to 15,015 as of December 31, 2015.

Gross Profit

Gross profit increased $12.4 million, or 29%, to $54.6 million for the twelve months ended December 31, 2015 as compared to the same period in the prior year.  The increase in gross profit was partially offset by manufacturing throughput constraints associated with new product innovation, as well as start-up costs from the implementation of new manufacturing processes.

Our new product introductions have historically started with lower gross profit margins and increased over time. As a result, the gross profit margin of 47.0% for the twelve months ended December 31, 2015, was a decrease of 162 basis points compared to the same period in the prior year. Excluding our Freshpet Baked product test, gross profit margin decreased 81 basis points during the twelve months ended December 31, 2015 compared to the same period in the prior year, attributable to our new product introductions, as well as start-up costs from the implementation of new manufacturing processes. Generally we have been able to optimize the production of our new product introductions over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale with increased sales volume of our current core and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.0 million, or 21%, to $58.3 million for the twelve months ended December 31, 2015 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $1.9 million due to increased volume and sales, higher advertising expenses of $2.1 million, higher share-based compensation expense of $1.9 million, secondary fees of $0.6 million, research and development costs of $0.2 million and incremental operating expenses of $4.3 million, which were partially offset by a decrease in variable compensation expense of $1.0 million.  The increased operating expenses were primarily due to costs associated with being a public company, new hires, and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses decreased to 50% for the twelve months ended December 31, 2015 from 56% for the twelve months ended December 31, 2014. After adjusting $3.7 million and $1.8 million for non-cash items related to share based compensation for the twelve months ended December 31, 2015 and 2014, respectively, SG&A decreased as a percentage of net sales to 47% during the twelve months ended December 31, 2015 compared to 54% of net sales during the twelve months ended December 31, 2014.

Loss from Operations

Loss from operations decreased $2.4 million, or 40%, to $3.6 million for the twelve months ended December 31, 2015 as compared to the same period in the prior year as a result of the factors discussed above.

Fees on Debt Guarantee

Fees on debt guarantee expense were not incurred during the twelve months ended December 31, 2015, as such there was a decrease of $25.9 million for the twelve months ended December 31, 2015 as compared to the same period in the prior year. The expense during the twelve months ended December 31, 2014 was attributable to adjusting the fair value of the fees on debt guarantee liability to the fair value thereof as of the IPO settlement date.

Interest Expense

For the twelve months ended December 31, 2015 interest expense was $0.5 million, which related to fees associated with our 3-year $10.0 million revolving credit facility and $30.0 million term loan commitment earmarked for capital expenditures.  Interest expense for the twelve months ended December 31, 2014 was $4.6 million. See “—Liquidity and Capital Resources.”

Other Income (Expense)

Other income (expense) increased $1.1 million to $0.5 million for the twelve months ended December 31, 2015, primarily related to the revaluation of warrants. Income related to the revaluation of warrants was $0.5 million for the twelve months ended December 31, 2015 compared to expense of $(0.3) million for the same period in the prior year.

Net Loss

Net loss decreased $33.6 million, or 90%, to $3.7 million for the twelve months ended December 31, 2015 as compared to the same period in the prior year. Net loss was 3% of net sales for the twelve months ended December 31, 2015 as compared to a net loss of 43% of net sales for the same period in the prior year.

Twelve Months Ended December 31, 2014 Compared To Twelve Months Ended December 31, 2013

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2014			2013
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
Grocery, Mass and Club* (1)	$65,212,966	75%	9,165	$49,731,873	79%	7,614
Pet Specialty, Natural and Other (2)	$21,551,146	25	4,221	$13,418,903	21	3,222
Net Sales	$86,764,112	100%	13,386	$63,150,776	100%	10,836

(1)	Stores at December 31, 2014 and December 31, 2013 consisted of 6,130 and 5,367 grocery and 3,035 and 2,247 mass and club, respectively.
(2)	Stores at December 31, 2014 and December 31, 2013 consisted of 3,979 and 3,051 pet specialty and 242 and 171 natural and other, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.7 million or 22%, to $48.3 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $2.6 million due to increased volume and sales, higher advertising expenses of $2.2 million, higher share-based compensation expense of $0.6 million, and incremental operating expenses of $3.3 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, higher brokerage with growing sales, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 63% for 2013 to 56% for 2014.

Loss from Operations

Loss from operations decreased $6.0 million, or 48%, to $6.4 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year as a result of the factors discussed above.

Fees on Debt Guarantee

Fees on debt guarantee expense increased $20.7 million to $25.9 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year due to the change in the fair value of the fees on debt guarantee. The increase is attributable to adjusting the fair value thereof the fees on debt guarantee liability to the fair value of as of the IPO settlement date. Upon closing the IPO, the Company converted outstanding guarantee fees into 2,477,756 shares of Series C Preferred Stock, which were subsequently converted into 1,832,531 shares of common stock at a fair value of $18.05, which was the share price on the IPO closing date.

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

Other Income (Expense)

Other income (expense) decreased $(0.1) million to $(0.7) million for the twelve months ended December 31, 2014, primarily related to the revaluation of warrants. Income related to the revaluation of warrants was $(0.3) million for the twelve months ended December 31, 2014. There was no change in the fair value of the outstanding warrants during the year ended December 31, 2013.

Net Loss

Net loss increased $15.7 million, or 72%, to $37.3 million for the twelve months ended December 31, 2014 as compared to the same period in the prior year. Net loss was 43% of net sales for the twelve months ended December 31, 2014 as compared to a net loss of 34% of net sales for the same period in the prior year.

Selected Quarterly Financial Data

The following quarterly consolidated statement of operations data for the 12 fiscal quarters ended December 31, 2015 has been prepared on a basis consistent with our audited annual consolidated financial statements and includes, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial information contained herein. The following quarterly data should be read together with our consolidated financial statements included elsewhere in this report.

	2015
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	14,019	14,354	14,670	15,015
Net sales	$27,055	$28,359	$30,571	$30,201
Gross profit	13,253	13,660	14,047	13,689
Gross profit margins	49.0%	48.2%	45.9%	45.3%
Net income (loss)	$(2,587)	$(2,229)	$(1,675)	$2,780

	2014
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	11,596	12,593	12,970	13,386
Net sales	$19,350	$20,386	$22,520	$24,508
Gross profit	9,293	10,073	10,874	11,978
Gross profit margins	48.0%	49.4%	48.3%	48.9%
Net income (loss)	$(5,142)	$(6,267)	$(9,483)	$(16,447)

	2013
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	9,001	9,801	10,269	10,836
Net sales	$13,885	$14,848	$16,698	$17,720
Gross profit	6,598	6,900	7,277	6,418
Gross profit margins	47.5%	46.5%	43.6%	36.2%
Net income (loss)	$(4,719)	$(5,254)	$(6,495)	$(5,219)

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

Working Capital, which consists of current assets net of current liabilities, decreased $25.0 million from $41.2 million at December 31, 2014 to $16.2 million at December 31, 2015. The decrease in working capital for December 31, 2015 compared to December 31, 2014 was primarily due to a decrease in cash, cash equivalents and short-term investments primarily relating to increased capital expenditures, a decrease in inventory, raw material purchases, and prepaid expense due to timing, and an increase in accounts payable due to timing. The decrease in working capital was slightly offset by an increase in accounts receivable due to higher net sales, decreased accrued expenses due to timing, and a decrease in accrued warrants.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We also expect to invest approximately $30 to $32 million in capital expenditures to expand our plant capacity and increase distribution of which $17.6 million was recorded within capital expenditures for the twelve months ended December 31, 2015.  We expect to be able to use our current liquidity position, and future operating cash flows to fund the plant expansion.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of December 31, 2015, our capital resources consisted primarily of $8.0 million cash on hand and $3.3 million of short-term investments with maturities ranging from three months to one year, and $40 million available under our Credit Facilities. As noted above we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility. We expect to invest approximately $30.0 to $32.0 million in capital expenditures, with $17.6 million of capital expenditures recorded during 2015, with the remaining spend to be incurred during 2016. In order to fund the expansion we expect to borrow approximately $8 to $10 million from our $40 million credit facility in the first half of 2016, and expect to repay this indebtedness by the first quarter of fiscal 2017.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash at the beginning of period	$36,260	$2,445	$1,633
Net cash provided by (used in) operating activities	6,738	(8,026)	(11,241)
Net cash used in investing activities	(35,260)	(16,877)	(24,643)
Net cash provided by financing activities	291	58,718	36,696
Cash at the end of period	$8,029	$36,260	$2,445

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, fees on debt guarantee, depreciation and amortization, share-based compensation, revaluation of outstanding warrants and issuance of common stock options for service).

For 2015, net cash provided by operating activities was $6.7 million, which consisted of net income, adjusted for non-cash items, of $3.7 million, and a $0.7 million decrease related to changes in operating assets and liabilities. The change in operating assets and liabilities is primarily due to the increase in accounts receivable of $1.7 and a decrease in accrued expenses of $0.7 million, offset by a decrease in inventories of $0.6 million, decrease in prepaid expenses and other current assets of $1.1 million, and an increase in accounts payable of $0.2 million. The increase in accounts receivable is primarily due to growth in net sales. The change in remaining operating accounts is due to timing.

For 2014, net cash used in operating activities was $8.0 million, which consisted of a net loss, adjusted for non-cash items, of $1.9 million and $6.1 million decrease related to changes in operating assets and liabilities. The change in operating assets and liabilities is primarily due to the increase in accounts receivable of $1.9 million, an increase in inventories of $1.7 million, an increase in prepaid expenses and other current assets of $1.1 million, and a decrease of accounts payable of $1.6 million. The increase in accounts receivable and inventory is primarily due to a 37.4% growth in net sales. The change in accounts payable and prepaid and other current assets is due to timing of payments.

For 2013, net cash used in operating activities was $11.2 million and consisted of net loss, adjusted for non-cash items, of $8.4 million, partially offset by $13.3 million of noncash items and $2.8 million of increases due to changes in operating assets and liabilities. The changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $0.9 million, an increase in inventories of $1.8 million, an increase in prepaid and other assets of $0.2 million, partially offset by an increase in payables and accrued expenses of $0.1 million. The increases in accounts receivable and inventory are primarily due to 45% growth of net sales compared to 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35.3 million, $16.9 million, and $24.6 million for the twelve months ended December 31, 2015, 2014, and 2013. Net cash used in investing activities for the twelve months ended 31, 2015 relates primarily to capital expenditures related to the Freshpet Kitchens of $19.1 million (including the Freshpet Kitchens expansion of $17.6 million and recurring capital expenditures of $1.5 million), investments in fridges as well as other miscellaneous capital spend of $8.0 million, purchase of a building with 6.5 acres of land adjacent to our Freshpet Kitchens for $5.0 million, and purchases of short-term investments, net of settlement, of $3.2 million.

In 2014, the invested activities primarily related to Freshpet Fridges as well as other miscellaneous capital spend of $14.9 million, and capital plant spend of $2.2 million. In 2013 the invested activities primarily related to Freshpet Fridges as well as other miscellaneous capital spend of $11.7 million, and capital plant spend of $13.0 million. The capitalized plant costs in 2013 related mainly to the development of our Freshpet Kitchens in Bethlehem, Pennsylvania, which was completed in 2013.

Net Cash from Financing Activities

Net cash from financing activities was $0.3 million in 2015, $58.7 million in 2014, and $36.7 million in 2013. The net cash from financing activities in 2015 related to proceeds from the exercise of options.

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

The net cash from financing activities in 2013 was primarily due to an increase in bank debt borrowings of $32.0 million during 2013, as well as proceeds from the issuance of our preferred stock of $5.0 million during 2013.

Indebtedness

On November 13, 2014, in connection with the completion of our IPO, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprising a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”).

On December 23, 2014, the Company repaid the outstanding $18.0 million under the Term Facility and modified the terms of the $40.0 million Credit Facilities. The $18.0 million Term Facility was extinguished, the 3-year $10.0 million Revolving Facility remained unchanged, and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million. Any drawn Capex Commitments will mature on the fifth anniversary of the execution of the Loan Agreement. Any undrawn Capex Commitments will expire on the third anniversary of the execution of the agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million, subject to certain conditions.

Any borrowings under the Credit Facilities bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin is 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to our leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. In addition, we are required to pay customary fees and expenses for the Credit Facilities. The Credit Facilities are secured by substantially all of the Company’s assets. The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type. As of December 31, 2015, we had no debt outstanding under the Credit Facilities and were in compliance with all the covenants under the Loan Agreement.

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

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
Operating lease obligations	$517,836	$477,876	$39,960	$—	$—
Other long-term liabilities	—	—	—	—	—
Total	$517,836	$477,876	$39,960	$—	$—

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses during the reporting period.

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

The following critical accounting policies reflect significant judgments and estimates used in preparation of our consolidated financial statements:

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. We provide for depreciation on the straight-line method by charges to income at rates based upon estimated recovery periods of 7 years for furniture and office equipment, 5 years for automotive equipment, 9 years for refrigeration equipment, 5 to 10 years for machinery and equipment, and 15 to 39 years for building and improvements. Capitalized cost includes the costs incurred to bring the property, plant and equipment to the condition and location necessary for its intended use, which includes any necessary delivery, electrical and installation cost for equipment. Maintenance and repairs that do not extend the useful life of the assets over two years are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives on the straight-line method (without consideration of option renewal terms).

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

At December 31, 2015, we had federal NOL carryforwards of approximately $158.0 million, which expire at various dates between 2025 and 2035. We may be subject to the net operating loss utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed a Code Section 382 analysis, if we were to undergo an ownership change it is likely that the utilization of the NOLs will be substantially limited.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2015 and 2014, we determined that a valuation allowance of approximately 100% is deemed appropriate.

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

Valuation of our Preferred Shares—As of December 31, 2013, we had 112,160 shares of Series B Preferred Stock and 11,238,098 shares of Series C Preferred Stock issued and outstanding, respectively. Upon consummation of the IPO, the Series B Preferred Stock were redeemed for $35.0 million of cash and the shares of Series C Preferred Stock were converted to shares of common stock.

Valuation of Series B Preferred Stock

All shares of Series B Preferred Stock were issued in 2006 and 2007. In determining the issue price, we considered the voting, dividend, and liquidation rights of the Series B Preferred Stock. Based on the terms, it was concluded that the fair value of the Series B Preferred Stock was $100 a share. The Series B Preferred Stock was not convertible to common stock. As of December 31, 2015 there were no shares of Series B Preferred Stock outstanding.

Valuation of Series C Preferred Stock

As of December 31, 2014, there were no shares Series C Preferred Stock outstanding. The below discussion relates to the valuation of the Series C Preferred Stock through its redemption on November 13, 2014.

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

In addition, during April 2014 we issued additional shares of Series C Preferred Stock totaling 0.8 million at a per share price of $5.25. In assessing whether the April 2014 issuance had a beneficial conversion feature, we noted the new information on hand since the last valuation two months prior on February 6, 2014. Since the last Series C Preferred Stock Valuation, further progress was made towards an IPO, including interviewing investment banks to underwrite a proposed IPO. We further noted that the first quarter results for 2014 and updated forecast were in line with the forecast that was utilized in the February 6, 2014 valuation report. Based on the updated information on hand, it was noted that there was not enough new information that would increase the valuation of the common stock above the $5.25 grant price of the April 2014 Series C Preferred Stock issuance.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Weighted average exercise price of options granted	$17.00	$15.00	$7.10
Expected volatility	45.6%	41.9%	86.0%
Average expected term in years	5.4 – 6.4	3.9 – 6.6	7
Risk-free interest rate	1.60%	1.01% – 2.09%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. During the year ended December 31, 2015, we recorded an additional $0.1 million of share-based compensation cost as a result of actual forfeitures being less than estimated forfeitures.

Share-based compensation cost was $3.9 million, $1.6 million and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the fourth quarter of the year ended December 31, 2015, the achievement of the vesting criteria related to the performance based options was no longer probable.  As a result, the Company reversed $2,573,484 of compensation expenses related to performance based options during the fourth quarter of the year ended December 31, 2015. As of December 31, 2015, there is no unrecognized compensation costs related to performance based options, as the achievement of the vesting criteria is not considered probable as of December 31, 2015.

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

Fees on Debt Guarantee—On June 8, 2012, we entered into a Fee and Reimbursement Agreement whereby we and certain investors (the “Guarantors”) entered into agreements to guarantee a portion of our payment obligation with respect to the $62.5 Million Revolver: the Guarantors had determined that the guarantee was the most advantageous means for protecting or enhancing the value of their existing equity investment and provided the guarantee solely for that purpose. The Guarantors earned a contingent fee equal to 10% per annum of the amount of the outstanding guarantee by such Guarantor pursuant to the credit agreement in the form of newly issued shares of our Series C Preferred Stock, par value $0.001 per share, at a price of $5.25 per share (the “Guarantee Preferred Stock Fee”). The Guarantee Preferred Stock Fee accrued only from and after the date that such Guarantor entered into the guarantee. Upon consummation of the IPO, the fees on debt guarantee were settled in the form of shares of our Series C Preferred Stock at a price of $5.25 per share, which were subsequently converted into common stock.

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

Recent Accounting Pronouncements — On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the FIFO or average cost methods are used. This new guidance will be effective for the Company beginning January 1, 2016. The effects of ASU 2015-11 will depend on future valuation of the Company’s inventory.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred taxes assets and liabilities as noncurrent. The new guidance will be effective for the Company beginning January 1, 2016.  The effects of ASU 2015-18 will change retrospectively how deferred tax assets and liabilities as classified within the balance sheet and footnote.  Due to the Company’s full valuation allowance, deferred tax assets and liabilities have not been disclosed within the consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, "Leases,” which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements and financial statement disclosures.

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

As an emerging growth company we are not required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering in November 2014, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

From time to time, we are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our Credit Facilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESHPET, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Freshpet Inc.:

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freshpet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 14, 2016

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,029,413	$36,259,252
Short-term investments	3,250,000	—
Accounts receivable, net of allowance for doubtful accounts	7,030,719	5,360,400
Inventories, net	6,853,447	7,314,151
Prepaid expenses and other current assets	229,631	1,291,379
Total Current Assets	25,393,210	50,225,182
Property, plant and equipment, net	82,793,007	57,825,961
Deposits on equipment	3,243,519	2,883,234
Other assets	1,667,838	1,527,483
Total Assets	$113,097,574	$112,461,860
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	6,668,643	5,423,905
Accrued expenses	2,274,557	2,938,316
Accrued warrants	204,314	706,940
Total Current Liabilities	$9,147,514	$9,069,161
Total Liabilities	$9,147,514	$9,069,161
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,536,940 and 33,468,342 issued and outstanding on December 31, 2015 and December 31, 2014, respectively	33,537	33,468
Additional paid-in capital	292,484,986	288,216,882
Accumulated deficit	(188,568,463)	(184,857,651)
Total Stockholders' Equity	103,950,060	103,392,699
Total Liabilities and Stockholders' Equity	$113,097,574	$112,461,860

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year ended December 31,
	2015	2014	2013
NET SALES	$116,186,372	$86,764,112	$63,150,776
COST OF GOODS SOLD	61,537,230	44,545,637	35,957,835
GROSS PROFIT	54,649,142	42,218,475	27,192,941
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	58,296,814	48,298,791	39,573,617
LOSS FROM OPERATIONS	(3,647,672)	(6,080,316)	(12,380,676)
OTHER EXPENSES:
Other Income (Expenses), net	448,943	(666,169)	(537,812)
Fees on Debt Guarantee	—	(25,937,048)	(5,244,700)
Interest Expense	(454,567)	(4,613,731)	(3,492,442)
	(5,624)	(31,216,948)	(9,274,954)
LOSS BEFORE INCOME TAXES	(3,653,296)	(37,297,264)	(21,655,630)
INCOME TAX EXPENSE	57,516	41,753	31,525
NET LOSS	(3,710,812)	(37,339,017)	(21,687,155)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,710,812)	$(131,279,893)	$(30,282,659)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.11)	$(9.63)	$(2.91)
-DILUTED	$(0.11)	$(9.63)	$(2.91)
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,497,940	13,632,042	10,415,014
-DILUTED	33,497,940	13,632,042	10,415,014

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock - Voting
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
BALANCES, DECEMBER 31, 2012	10,413,467	$10,413	$24,017,444	$(125,831,479)	$(101,803,622)
Issuance of 7,952 shares of common stock for cash	7,952	8	49,883	—	49,891
Share-based compensation expense	—	—	978,352	—	978,352
Preferred Series B stock dividend accretion	—	—	(4,215,230)	—	(4,215,230)
Preferred Series C stock dividend accretion	—	—	(4,380,274)	—	(4,380,274)
Net loss	—	—	—	(21,687,155)	(21,687,155)
BALANCES, DECEMBER 31, 2013	10,421,419	$10,421	$16,450,175	$(147,518,634)	$(131,058,038)
Share-based compensation expense	—	—	1,553,985	—	1,553,985
Issuance of common stock to consultant for services	666	1	9,990	—	9,991
Series B Preferred Stock dividend accretion	—	—	(4,271,550)	—	(4,271,550)
Series C Preferred Stock dividend accretion	—	—	(7,014,643)	—	(7,014,643)
Additional loss upon conversion of Series C Preferred Stock into common stock	—	—	(82,654,683)	—	(82,654,683)
Shares issued upon consummation of Initial Public Offering (IPO)	11,979,167	11,979	164,393,700	—	164,405,679
Conversion of Preferred Series C into common stock upon consummation of IPO	11,067,090	11,067	199,749,908	—	199,760,975
Net loss	—	—	—	(37,339,017)	(37,339,017)
BALANCES, DECEMBER 31, 2014	33,468,342	$33,468	$288,216,882	$(184,857,651)	$103,392,699
Exercise of options to purchase common stock	44,432	44	291,705	—	291,749
Issuance of restricted stock units	24,166	24	(24)	—	—
Share-based compensation expense	—	—	3,976,423	—	3,976,423
Net loss	—	—	—	(3,710,812)	(3,710,812)
BALANCES, DECEMBER 31, 2015	33,536,940	$33,537	$292,484,986	$(188,568,463)	$103,950,060

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,710,812)	$(37,339,017)	$(21,687,155)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for losses on accounts receivable	11,985	8,092	202,653
Loss on disposal of equipment and deposits on equipment	93,599	308,707	503,436
Fees on debt guarantee	—	25,937,048	5,244,700
Share based compensation	3,923,857	1,563,976	978,352
Fair value adjustment for outstanding warrants	(502,626)	337,376	—
Change in reserve for inventory obsolescence	(105,022)	(112,835)	150,540
Depreciation and amortization	7,573,535	6,424,813	5,945,077
Amortization of deferred financing costs and loan discount	144,823	916,322	238,925
Changes in operating assets and liabilities
Accounts receivable	(1,682,304)	(1,870,896)	(921,772)
Inventories	565,726	(1,689,091)	(1,838,836)
Prepaid expenses and other current assets	1,061,748	(1,101,899)	(29,530)
Other assets	(198,902)	(72,660)	(139,094)
Accounts payable	192,583	(1,608,213)	290,770
Accrued expenses and accrued interest on long-term debt	(629,373)	271,975	(179,268)
Net cash flows provided by (used in) operating activities	6,738,817	(8,026,302)	(11,241,202)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(7,499,205)	—	—
Proceeds from maturities of short-term investments	4,249,205	—	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(27,015,112)	(17,130,947)	(24,643,016)
Acquisitions of land and building	(5,026,250)	—	—
Proceeds from sale of equipment	30,957	253,510	—
Net cash flows used in investing activities	(35,260,405)	(16,877,437)	(24,643,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	—	11,500,000	32,000,000
Repayment of long-term debt	—	(88,000,000)	—
Exercise of options to purchase common stock	291,749	—	—
Proceeds from preferred stock - Series C issued	—	6,550,984	4,980,652
Redemption of Series B preferred stock	—	(34,998,957)	—
Financing fees paid in connection with borrowings	—	(739,469)	(334,818)
Proceeds from shares of common stock issued in initial public offering, net of issuance costs	—	164,405,679	—
Proceeds from the issuance of shares of common stock in private placement	—	—	49,889
Net cash flows provided by financing activities	291,749	58,718,237	36,695,723
NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,229,839)	33,814,498	811,505
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,259,252	2,444,754	1,633,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,029,413	$36,259,252	$2,444,754
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$56,353	$31,365	$22,265
Interest paid	$332,244	$4,702,333	$2,926,355
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend accretion of Series C and Series B Preferred Stock and additional loss upon conversion of Series C Preferred Stock into common stock upon consummation of IPO	$—	$93,940,876	$8,595,504
Property, plant and equipment purchases in accounts payable	$2,036,114	$983,959	$249,356

See accompanying notes to the consolidated financial statements.

FRESHPET, INC.  AND SUBSIDIARIES

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

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. The Company provides for depreciation on the straight-line method by charges to income at rates based upon estimated recovery periods of 7 years for furniture and office equipment, 5 years for automotive equipment, 9 years for refrigeration equipment, 5 to 10 years for machinery and equipment, and 15 to 39 years for building and improvements. Capitalized cost includes the costs incurred to bring the property, plant and equipment to the condition and location necessary for its intended use, which includes any necessary delivery, electrical and installation cost for equipment. Maintenance and repairs that do not extend the useful life of the assets over two years are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives on the straight-line method.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – The Company provides for deferred income taxes for temporary differences between financial and income tax reporting, principally net operating loss carryforwards, depreciation, and share-based compensation. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2015, and 2014, the Company determined that a valuation allowance of approximately 100% is appropriate.

Revenue Recognition and Incentives – Revenue from product sales is recognized upon shipment to the customers as terms are free on board (“FOB”) shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon the Company’s historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

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

Advertising – Advertising costs, consisting primarily of media ads, are expensed as incurred. Advertising costs in 2015, 2014, and 2013 were $16,302,237, $14,231,930, and $12,037,402, respectively.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $11,407,908, $9,447,406, and $6,872,953 for the years ended 2015, 2014, and 2013, respectively.

Research & development - Research and development costs consist of expenses to develop and test new products.  The cost are expensed as incurred.

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

Fair Value of Financial Instruments – Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2015, the Company only maintained Level 1 assets and liabilities.

Reclassification of Prior Year Presentation – Certain prior period amounts related to accrued warrants and warrant expense have been reclassified from noncurrent to current liabilities within the balance sheet and from selling, general and administrative expenses to other income (expenses), net for consistency with the current period presentation.

Note 2 – Recently Issued Accounting Standards:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest,” which requires that debt issuance cost be presented on the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This new guidance will be effective for the Company beginning January 1, 2016. ASU 2015-03 will not have an impact on the Company’s consolidated financial statements other than presentation.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the FIFO or average cost methods are used. This new guidance will be effective for the Company beginning January 1, 2016. The effects of ASU 2015-11 will depend on future valuation of the Company’s inventory.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred taxes assets and liabilities as noncurrent. The new guidance will be effective for the Company beginning January 1, 2016.  The effects of ASU 2015-18 will change retrospectively how deferred tax assets and liabilities as classified within the balance sheet and footnote.  Due to the Company’s full valuation allowance, deferred tax assets and liabilities have not been disclosed within the consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, "Leases,” which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements and financial statement disclosures.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Inventories:

Inventories are summarized as follows:

	December 31,
	2015	2014
Raw Materials and Work in Process	$1,493,654	$2,321,458
Packaging Components Material	1,161,814	1,158,967
Finished Goods	4,374,494	3,905,219
	7,029,962	7,385,644
Reserve for Obsolete Inventory	(176,515)	(71,493)
	$6,853,447	$7,314,151

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	December 31,
	2015	2014
Refrigeration Equipment	$55,020,179	$47,789,991
Machinery and Equipment	21,324,085	19,677,778
Building, Land, and Improvements	15,205,494	9,985,917
Furniture and Office Equipment	2,287,396	1,826,249
Leasehold Improvements	140,672	627,962
Construction in Progress	19,388,195	1,941,754
Automotive Equipment	317,292	314,885
	113,683,313	82,164,536
Less: Accumulated Depreciation and Amortization	(30,890,306)	(24,338,575)
	$82,793,007	$57,825,961

Depreciation and amortization expense related to property, plant and equipment totaled approximately $7,433,876, $6,356,736 and $5,945,077 for the years ended December 31, 2015, 2014 and 2013, respectively; of which $2,566,013, $2,453,883 and $2,204,282 was recorded in cost of goods sold for 2015, 2014 and 2013, respectively; with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

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

During the first quarter of 2014, the Company completed a project to analyze the estimated future years of service on its existing refrigeration equipment. Based on this analysis, the Company estimated that the useful life of its refrigeration equipment increased from 6 to 9 years. The Company applied this change in estimate prospectively, which reduced depreciation by approximately $1.8 million in 2014 and reduced depreciation by approximately $2.0 million for 2015. The useful life of the other classes of property, plant and equipment remains unchanged.

In June 2015, the Company purchased a building and 6.5 acres of land adjacent to the Company’s manufacturing facility in Bethlehem, Pennsylvania. The assets have been recorded in Building, Land and Improvements at a cost of approximately $5.0 million, of which approximately $2.1 million was the value of the land, with the remaining portion representing the value of the building.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to continued growth, the Company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand the plant capacity and increase distribution. The Company expects to invest approximately $30.0 to $32.0 million in capital expenditures, with $17.6 million of capital expenditures recorded during 2015, with the remaining spend to be incurred during 2016.

Note 5 – Income Taxes:

A summary of income taxes as follows:

	December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	57,516	41,753	31,525
	$57,516	$41,753	$31,525

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The most significant jurisdictions in which the Company is required to file income tax returns include the U.S. federal jurisdiction and the States of New Jersey, California, Indiana, Pennsylvania and Texas. The Company is no longer subject to U.S. Federal income tax examinations for year ends prior to 2012. With limited exceptions, the Company is no longer subject to state income tax examinations for year ends prior to 2011.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	December 31,
	2015	2014	2013
Tax at federal statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal	0.95	0.13	(0.10)
Permanent items	(1.33)	(18.40)	(0.37)
Other	(0.09)	(1.58)	0.33
Valuation allowance	(35.11)	(14.26)	(34.00)
Effective tax rate	(1.58)%	(0.11)%	(0.14)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014.

	December 31,
	2015	2014
Net deferred tax asset carryforward	$58,386,785	$59,942,144
Stock option expense	2,745,796	1,742,186
Property and equipment	(7,687,008)	(4,605,896)
Other	613,190	48,224
Less: Valuation allowance	(54,058,763)	(57,126,658)
Net deferred tax	$—	$—

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, the Company had federal net operating loss (“NOL”) carryforwards of $158,018,900, which expire between 2025 and 2035. The Company may be subject to certain limitations in its annual utilization of net operating loss carryforwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2015, the Company had $128,565,558 of State NOLs which expire between 2016 and 2035.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2015, there were no uncertain positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2015, 2014, and 2013.

Net deferred tax assets and liabilities are summarized as follows:

	December 31,
	2015	2014
Total deferred tax assets	$61,745,771	$61,732,553
Total deferred tax liabilities	(7,687,008)	(4,605,895)
Valuation allowance	(54,058,763)	(57,126,658)
Net deferred income tax assets	$—	$—

Note 6 – Accrued Expenses:

	December 31, 2015	December 31, 2014
Accrued Compensation	$451,819	$1,802,756
Accrued Insurance	218,134	—
Other Accrued Expenses	430,175	406,179
Accrued Marketing	231,353	127,028
Accrued Freight	337,233	97,561
Accrued Chiller Maintenance	559,957	349,792
Accrued Sales and Use Tax	45,886	155,000
	$2,274,557	$2,938,316

Note 7 – Debt:

As of December 31, 2015 and 2014, the Company has no outstanding debt.

The debt listed below represents debt instruments available during the years ended December 31, 2015 and 2014.

a.	$1,500,000 10% Note

Consisted of $1,500,000 of notes issued to certain of the Company’s stockholders, which accrued interest compounded annually at a rate of 10%. These notes and all accrued interest were initially due on December 23, 2020. Upon consummation of the IPO, the $1,500,000 10% note and accrued interest of $854,925 were repaid and the debt was extinguished.

In connection with the issuance of these notes, in February 2010, for every $16.39 that was borrowed with the notes, one share of common stock was issued to the lender. As a result, 91,528 shares of common stock were issued and fair value of the stock at issuance, $6.56 a share, was recorded as a discount to the debt. Upon repayment of the note, the entire unamortized discount was recorded as interest expense in the statement of operations and comprehensive loss.

b.	$27,000,000 Revolving Note Payable

FRESHPET, INC.  AND SUBSIDIARIES

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

The loan agreement provided for the maintenance of various financial covenants. The Company remained in compliance with these requirements throughout the term of the borrowings. Borrowings on this revolving note payable reached total borrowings of $24,000,000 during 2014 prior to repayment.

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

The borrowings bore interest at either a LIBOR Rate (LIBOR Adjusted Rate, plus 3.25%) or a Base Rate (Base Rate plus 2.25%). Base rate was defined as the greater of the Prime Rate on the date of the borrowing and the Federal Funds Effective Rate plus 0.5%. Interest on Base Rate Loans were payable monthly, LIBOR Rate loans were payable at the end of the selected interest rate. This note payable was subordinated to the $15,000,000 revolving note payable except for the first mortgage on the Bethlehem, Pennsylvania property. The loan agreement provided for the maintenance of certain financial covenants. The Company was in compliance with these requirements throughout the term of the borrowings. Borrowings on this revolving note payable reached total borrowings of $62,500,000 before pay off.

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

Borrowings under the Credit Facilities will bear interest at variable rates depending on the Company’s election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin will be 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to the Company’s leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. The loan agreement provides for the maintenance of certain financial covenants. The Company was in compliance with these requirements as of December 31, 2015.

e.	$2,000,000 Convertible Notes

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 – Commitments and Contingencies:

Commitements – The Company leases office and manufacturing space under non-cancelable operating leases that expire at various dates through January 31, 2017. As of December 31, 2015, future minimum rentals due under these leases were as follows:

December 31, 2015
2016	477,876
2017	39,960
$517,836

Rent expense related to these non-cancelable operating leases was $393,718, $404,438, and $481,269 for the years ended December 31, 2015, 2014, and 2013, respectively.

The table above does not include employee contracts that the Company has with certain executives, requiring the Company to pay severance in the event of certain terminations.

Contingency – In November 2015, Freshpet entered into an incentive agreement with a vendor. Under the terms of the agreement, a cash incentive will be earned by the vendor upon achievement of certain performance goals that must be reached by the end of the contract term, which expires on November 30, 2017. The incentive payout is based on the fair value of the Company’s common stock price as of the achievement date specified within the contract. As of December 31, 2015, the Company does not believe it is probable that the vendor will reach the performance goals during the term of the contract and accordingly has not provided an accrual for this agreement.  However, if the performance goal were deemed probable as of December 31, 2015, the Company would have established an accrual ranging from $250,000 to $850,000, depending on the goal achieved.

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

Dividends

Holders of Series B were entitled to receive dividends payable in additional fully paid and non-assessable shares of Series B at a rate per annum of 15% of the original issue price. Such dividends were to be fully cumulative from the first day of issuance and accrued without interest on both the initial Series B shares obtained and shares obtained via dividend, on a quarterly basis. The dividend accrued during the years ended 2014 and 2013, was $4,271,550 and $4,215,230. The total cumulative dividends that were paid on November 13, 2014, upon redemption of the Series B, was $23,840,008.

Holders of Series C were entitled to dividends at a rate of 8% per annum of the Series C original issue price, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to Series C. Accrued dividends were to be payable only when, and if declared by the Board of Directors. In addition, holders of Series C were entitled to share ratably in any cash dividends declared and paid on the common stock in an amount per share equal to the amount of the dividend proposed to be paid on a share of common stock multiplied by

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the number of shares of common stock issuable upon conversion of the Series C. Once the Series C shares were converted to common stock, the accrued dividends that had not been declared by the Board of Directors were relinquished. Upon conversion, none of the accrued dividends had been declared by the Board of Directors. Immediately prior to the conversion of Series C to Common Stock, the Series C shares were fair valued utilizing the share price at the date of conversion. The difference between fair value and book value of $82,654,683 was recorded to net loss attributable to common stockholders. The difference between fair value and book value was net of $64,341,539 of cash proceeds received, net off issuance costs, and $19,687,856 of dividend accretion through the settlement date, of which $7,014,643 was recorded in 2014.

See the table below for detail over the cumulative dividends prior to the Company’s IPO.

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

Series B and Series C were historically classified on the balance sheet outside of permanent equity. There were no preferred stock dividends accrued or payable as of December 31, 2015 or 2014.

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

The warrant is exercised upon surrender to the Company, on a net basis, such that, without the exchange of any funds, such holder purchases that number of shares otherwise issuable upon exercise of its warrant less that number of shares having a current market price at the time of exercise equal to the aggregate exercise price that would otherwise have been paid by such holder upon the exercise of the warrant.

The warrant automatically converts in October 2017 without any action by the holder. The accrued value of the warrant as of December 31, 2015 was $204,314.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the years ended December 31, 2015, 2014, and 2013 was approximately $3,976,423, $1,563,976, and $978,352, respectively. Cost of goods sold the year ended December 31, 2015, 2014, and 2013 included share based compensation of approximately $201,086, $71,669, and $90,614, respectively. Selling, general, and administrative expense for the year ended December 31, 2015, 2014, and 2013 included share-based compensation of approximately $3,722,770, $1,492,307, and $887,738, respectively. Capital expenditures recorded during the year ended December 31, 2015 for the Freshpet Kitchens expansion project included share based compensation of approximately $52,566.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At December 31, 2015, there were zero shares available for grant as the plan is frozen. The options granted have maximum contractual terms ranging from 5 to 10 years.

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

In November, 2014, the Company made modifications that affected all performance-based awards and all exit-event awards under the 2010 Plan. Performance-based awards were modified to time vested awards that cliff vest over two years. At the time of modification the original performance-based awards vesting criteria was not considered probable. The exit-event awards were modified to performance-based awards. At December 31, 2015, the new performance-based awards vesting criteria is considered probable. The modified awards were fair valued on the modification date.

The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock based and cash based awards. As of December 31, 2015, the stock options granted were either time-based (cliff vest over 3 years) or performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

In addition to stock options granted under the 2014 Plan, the Company issued restricted stock units to the board of directors as compensation for their services. The fair value of restricted stock units is based on the share price on the date

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of grant. These restricted stock units vest over one year, but are not delivered until the end of the year. The Company will settle these awards by common stock transfer. During 2015 there were no restricted stock units granted.

At December 31, 2015, there were 936,648 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,095,412	$6.82
Granted	—	—
Exercised	(7,953)	6.28
Forfeited	(4,719)	6.27
Outstanding at December 31, 2013	1,082,740	$6.91
Granted	255,585	15.00
Modified from Performance Based Options to Service Period Stock Options	680,753	7.10
Exercised	—	—
Forfeited	(741)	6.27
Outstanding at December 31, 2014	2,018,337	$7.91
Granted	3,275	17.00
Exercised	(44,432)	6.57
Forfeited	(370)	15.00
Outstanding at December 31, 2015	1,976,810	$8.00	4.8	$2,669,203
Exercisable at December 31, 2015	1,392,598	$7.39	4.2	$2,097,555

Of the options exercisable at December 31, 2015, 1,268,949 were in-the-money, which account for the entire aggregate intrinsic value. No options were exercised during the year ended 2014. The total intrinsic value of options exercised during the years ended December 31, 2015 and December 31, 2013 were $531,962 and $6,559, respectively.

A summary of the nonvested service period stock options as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2013	189,234	$6.02
Granted	255,585	6.34
Modified from Performance Based Options to Service Period Stock Options	680,753	8.90
Vested	(171,059)	5.83
Forfeited	(741)	6.25
Nonvested as of December 31, 2014	953,772	$8.16
Granted	3,275	7.67
Vested	(372,464)	8.22
Forfeited	(370)	6.34
Nonvested as of December 31, 2015	584,213	$8.13

As of December 31, 2015, there was approximately $3,526,623 of total unrecognized compensation costs related to non-vested service period options, of which $3,067,018 will be incurred in 2016, $457,958 will be incurred in 2017, and the remaining will be incurred in 2018.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual or cumulative revenue goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	674,942	$7.10
Granted	11,094	7.10
Forfeited	(5,283)	7.10
Outstanding at December 31, 2013	680,753	$7.10
Granted	255,585	15.00
Modified from Exit Event Options to Performance Based Options	657,693	7.10
Modified from Performance Based Options to Service Period Stock Options	(680,753)	7.10
Outstanding at December 31, 2014	913,278	$9.31
Granted	3,275	17.00
Forfeited	(370)	15.00
Outstanding at December 31, 2015	916,183	$9.33	6.1	$915,225

No performance-based options were exercisable at December 31, 2015, 2014, or 2013. A summary of the nonvested performance-based options as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	680,753	$5.85
Granted	255,585	6.41
Modified from Exit Event Options to Performance Based Options	657,693	9.31
Modified from Performance Based Options to Service Period Stock Options	(680,753)	(5.85)
Nonvested as of December 31, 2014	913,278	$8.50
Granted	3,275	7.64
Vested	—	—
Forfeited	(370)	6.41
Nonvested as of December 31, 2015	916,183	$8.50

During the fourth quarter of 2015, the achievement of the vesting criteria related to the performance based options was no longer probable.  As a result, the Company reversed $2,573,484 of compensation expenses related to performance based options during the fourth quarter of the year ended December 31, 2015. As of December 31, 2015, there was no unrecognized compensation costs related to non-vested performance based options, as the achievement of the vesting criteria is not considered probable as of December 31, 2015.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2012	873,508	$7.10
Granted	5,177	7.10
Forfeited	(1,761)	7.10
Outstanding at December 31, 2013	876,924	$7.10
Cancelled	(219,231)	7.10
Modified from Exit Event Options to Performance Based Options	(657,693)	7.10
Outstanding at December 31, 2014	—	$—	—	$—

No exit event options were granted during 2015. A summary of the nonvested exit event stock options as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	876,924	$5.85
Cancelled	(219,231)	5.85
Modified from Exit Event Options to Performance Based Options	(657,693)	5.85
Nonvested as of December 31, 2014	—	$—

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during the year ended December 31, 2015 was $7.66 per share. The weighted average grant date fair value of options granted during the year ended December 31, 2014 and December 31, 2013 were $8.35 and $5.40 per share, respectively.

Expected Volatility - For the grants during the year ended December 31, 2013, the expected volatility was based on the historical volatility of the Company’s common stock.

The grants during the year ended December 31, 2014 all occurred while the Company was publicly traded. Subsequent to the Company’s IPO on November 6, 2014, the Company no longer deemed it appropriate to use its historical volatility as the historical volatility was not representative of the Company’s stock on the public market. As such, the expected volatility used is based upon the volatility of a group of similar entities, referred to as “guideline” companies. The Company considered factors such as industry, stage of life cycle and size in considering these “guideline” companies.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Expected volatility	45.60%	41.9%	86.0%
Average expected term in years	5.4 – 6.4	3.9 – 6.6	7
Risk-free interest rate	1.60%	1.01% – 2.09%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

Note 13 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common share outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the year ended December 31, 2015 and 2014.

The computation of net income attributable to common stockholders is as follows:

	Year ended December 31,
	2015	2014	2013
Net loss	$(3,710,812)	$(37,339,017)	$(21,687,155)
Preferred stock dividends on Series B and Series C	—	(11,286,193)	(8,595,504)
Additional loss attributable to common stockholders upon conversion of Series C Preferred Stock into common stock	—	(82,654,683)	—
Net loss attributable to common stockholders	$(3,710,812)	$(131,279,893)	$(30,282,659)

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Year ended December 31,
	2015	2014	2013
Convertible Preferred Series C (on an as-if converted basis)	—	—	7,713,455
Service Period Stock Options	1,991,209	1,220,739	1,092,604
Warrants	61,117	61,117	61,117
Total	2,052,326	1,281,856	8,867,176

Note 14 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 25% of their compensation. Company contributions totaled approximately $380,357 in 2015, $307,754 in 2014, and $196,054 in 2013.

Note 15 – Related Party Transactions:

Payments made to stockholders for the purchase of raw materials totaled approximately $6,068,038 in 2015, $5,545,835 in 2014, and $4,658,118 in 2013. In addition there were payments of $161,627 in 2015, $175,399 in 2014, and $678,371 in 2013, related to rent and associated utilities and maintenance to a stockholder who is also a landlord of one of our locations. The rent and associated utilities and maintenance cost were at market rates. None of the above payments were made to any stockholder who is an employee, board member, subsidiary, or affiliate of the Company.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Concentrations:

Concentration of Credit Risk — The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers — In 2015, 2014, and 2013, net sales to one of our distributors which sells directly to three of our customers, accounted for 22%, 22%, and 28% of our net sales, respectively. In 2015, one customer accounted for more than 10% of our net sales, while for the same period in 2014, no customer accounted for more than 10% of our net sales. In 2013, one customer accounted for 11% of our net sales.

Major Suppliers — The Company purchased approximately 34% of its raw materials from two vendors during 2015, approximately 54% of its raw materials from three vendors during 2014, and approximately 56% of its raw materials from three vendors during 2013.

The Company also purchased approximately 90% of its treats finished goods from three vendors in 2015, approximately 96% from three vendors in 2014, and approximately 78% from three vendors in 2013.

The Company purchased approximately 64% of its packaging material from three vendors during 2015, 74% of its packaging material from three vendors during 2014, and approximately 67% of its packaging material from three vendors during 2013.

Net Sales by Class of Retail – The following table sets forth net sales by class of retail.

	Year ended December 31,
	2015	2014	2013
Grocery, Mass and Club	$89,131,925	$65,212,966	$49,731,873
Pet Specialty, Natural and Other (1)	27,054,447	21,551,146	13,418,903
Net Sales	$116,186,372	$86,764,112	$63,150,776

(1)	Other sales represent less than 1% of net sales

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Unaudited Quarterly Results:

Unaudited quarterly results for the years ended December 31, 2015, 2014, and 2013 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Net sales	27,054,674	28,359,404	30,570,506	30,201,788
Income (loss) from operations	(2,424,578)	(2,078,083)	(2,013,698)	2,868,688
Net income (loss) (2)	(2,587,074)	(2,228,650)	(1,675,350)	2,780,262
Net income (loss) attributable to common stockholders (1) (2)	(2,587,074)	(2,228,650)	(1,675,350)	2,780,262
Basic earnings (loss) per common share	(0.08)	(0.07)	(0.05)	0.08
Diluted earnings (loss) per common share	(0.08)	(0.07)	(0.05)	0.08
2014:
Net sales	19,350,197	20,386,038	22,519,672	24,508,205
Income (loss) from operations	(2,301,404)	3,328,420	(1,338,419)	550,551
Net income (loss)	(5,142,223)	(6,266,803)	(9,483,241)	(16,446,750)
Net income (loss) attributable to common stockholders (1)	(7,485,640)	(10,771,077)	(12,380,254)	(100,642,922)
Basic (loss) per common share	(0.53)	(0.77)	(1.19)	(4.35)
Diluted (loss) per common share	(0.53)	(0.77)	(1.19)	(4.35)
2013:
Net sales	13,885,185	14,846,366	16,698,903	17,720,322
(Loss) from operations	(3,147,240)	(3,205,977)	(4,182,320)	(1,845,139)
Net income (loss)	(4,719,104)	(5,253,194)	(6,495,643)	(5,219,214)
Net income (loss) attributable to common stockholders (1)	(6,751,248)	(7,364,129)	(8,647,369)	(7,519,913)
Basic (loss) per common share	(0.65)	(0.71)	(0.83)	(0.72)
Diluted (loss) per common share	(0.65)	(0.71)	(0.83)	(0.72)
(1)	See note 9 for further detail regarding the dividend accretion that is included within net loss attributable to common stockholders.
(2)	Fourth quarter includes the reversal of $2.6 million of stock-based compensation expense related to performance based options. See Note 12.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9b. OTHER INFORMATION

On March 9, 2016, Richard Thompson informed the Company that he would resign as our Chief Executive Officer and from our Board of Directors, effective July 1, 2016 or earlier if a replacement Chief Executive Officer is appointed before then, in which case Mr. Thompson has agreed to remain with the Company in another capacity until July 1, 2016. To assist with the transition, Mr. Thompson will serve as a consultant to the Company from the date of his resignation until November 2017. In exchange for his services, Mr. Thompson will receive a retainer of $10,000 per month through July 7, 2017 and $15,000 per month during the remainder of the consulting period. Mr. Thompson will also be entitled to his base salary for the twelve-month period following his resignation, the bonus, if any, he would have received under his prior employment agreement upon the Company achieving certain performance goals during 2016 as well as certain medical benefits. The Company and Mr. Thompson have agreed that his outstanding options shall continue to vest in accordance with their terms, provided that Mr. Thompson continues to provide consulting services through the applicable vesting date. The Company thanks Mr. Thompson for his years of dedicated service.

The foregoing description of the consulting agreement is qualified by the full terms of the agreement, which is filed herewith as Exhibit 10.34 and incorporated by reference herein.

In connection with Mr. Thompson’s announcement, on March 9, 2016, our Board of Directors appointed Scott Morris, our Chief Operating Officer, as President, effective immediately. Mr. Morris, age 47, will continue to serve as our Chief Operating Officer, a role he has held since July 2015. Prior to his appointment as Chief Operating Officer, Mr. Morris was our Chief Marketing Officer from January 2014 to July 2015 and our Senior Vice President of Sales and Marketing from 2010 to 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)Financial Statements – See index to Financial Statements appearing on page 45.

(1)	Financial Statement Schedules – None.

(1)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
4.1

Warrant Agreement, dated as of October 5, 2007, between the Company and City National Bank, a national banking association (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.1

Amended and Restated Credit Agreement, dated as of April 12, 2013, among the Company, the several banks and other lenders from time to time parties to thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.4

Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.5

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 28, 2014, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank N.A. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1filed on October 2, 2014)

10.6

Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 23, 2014, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank N.A. (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.7

Second Amended and Restated Loan and Security Agreement, dated as of November 13, 2014, by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, OneWest Bank, as syndication agent, and the lenders thereto (incorporated by reference to the Company’s Form 8-K filed on November 19, 2014)

10.8

Amendment Number One, dated as of December 23, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of November 13, 2014, by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s Form 8-K filed on December 29, 2014)

10.9

Amendment Number Two, dated as of February 10, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of November 13, 2014, by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s annual report on Form 10-K filed on March 31, 2015)

10.10

Amendment Number Three, dated as of March 11, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of November 13, 2014, by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s annual report on Form 10-K filed on March 31, 2015)

Exhibit No.	Description
10.11

Amendment Number Four, dated as of April 11, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of November 13, 2014, by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2015)

10.12

Amendment Number Five, dated as of May 14, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of November 13, 2014, by and between the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q filed on August 13, 2015)

10.13	Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 12, 2014)
10.14	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.15	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.16

Form of Restricted Stock Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.17

Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.18

Form of Incentive Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.19

Form of Nonqualified Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.20

Form of Stock Appreciation Rights Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.21	Form of Freshpet, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.22	Form of Employment Agreement between Richard Thompson and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.23	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.24	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.25

Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.26	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

Exhibit No.	Description
10.27

Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of April 15, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)

10.28

Amendment No. 1 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of October 9, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)

10.29

Amendment No. 2 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of April 7, 2014 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)

10.30

Form of Amendment No. 3 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.31

Distribution Agreement between Tyson Foods, Inc. and Freshpet, Inc. dated as of January 6, 2009 (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.32

Amendment to the Distribution Agreement between Tyson Foods, Inc. and Freshpet, Inc. dated as of August 8, 2014 (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.33 10.34

Form of Selldown Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

Separation and Consulting Agreement, dated as of March 9, 2016, by and between Freshpet, Inc. and Richard Thompson (incorporated by reference to the Company’s Form 8-K filed on March 9, 2016)

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Documents
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2016.

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