Form 10-K/A
period 2015-12-31
Freshpet, Inc.
filed 2016-03-21
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 001-36729

Freshpet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-1884894 (I.R.S. Employer Identification No.)
400 Plaza Drive, 1st Floor Secaucus, New Jersey (Address of Principal Executive Offices)	07094 (Zip Code)
(201) 520-4000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☒
Non-Accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the annual report on Form 10-K of Freshpet, Inc. for the year ended December 31, 2015, originally filed on March 14, 2016 (the “Original Filing”), is being filed to correct an error in a table on the cover page and to include revised exhibits 31.1 and 31.2, which replace the previously filed versions.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update any of the financial or other information contained in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing and should be read in conjunction with the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Financial Statements – See Index to Financial Statements appearing on page 45 of the Original Filing, filed on March 14, 2016.
(2)	Financial Statement Schedules – None.
(3)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2016.

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

10.33	Form of Selldown Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.34	Separation and Consulting Agreement, dated as of March 9, 2016, by and between Freshpet, Inc. and Richard Thompson (incorporated by reference to the Company’s Form 8-K filed on March 9, 2016)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)
23.1†	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Documents
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Labels Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document

* Filed herewith.
† Filed as an exhibit to the Original Filing, filed on March 14, 2016.