Form 10-K/A
period 2015-12-31
Freshpet, Inc.
filed 2016-04-29
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2016, 33,538,485 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original Filing” and, together with the First Amendment filed on March 21, 2016, the “2015 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2015 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2015 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2015 10-K and the exhibit index set forth in Part IV of the 2015 10-K and includes certain exhibits as noted thereon. The cover page of the 2015 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2015 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2015 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2015 10-K. Accordingly, this Amendment should be read in conjunction with our 2015 10-K and with our filings with the SEC subsequent to the filing of our 2015 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2015 10-K.

Table of Contents

Freshpet, Inc.

Amendment No. 2 on Form 10-K/A

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 20, 2016), position and a description of the business experience of each of our executive officers and each of our post-IPO directors:

Name	Age	Position(s)
Charles A. Norris	69	Chairman of the Board and Director
Richard Thompson	64	Director and Chief Executive Officer
J. David Basto	43	Director
Daryl G. Brewster	59	Director
Lawrence S. Coben	57	Director
Walter N. George III	59	Director
Christopher B. Harned	53	Director
Robert C. King	57	Director
Jonathan S. Marlow	36	Director
Craig D. Steeneck	58	Director
Scott Morris	47	President and Chief Operating Officer
Richard Kassar	69	Chief Financial Officer
Cathal Walsh	44	Senior Vice President of Cooler Operations
Stephen Weise	56	Executive Vice President of Manufacturing and Supply Chain
Michael Hieger	42	Senior Vice President of Manufacturing Operations
Stephen Macchiaverna	58	Senior Vice President, Controller and Secretary
Thomas Farina	51	Senior Vice President of Sales
Kathryn Winstanley	36	Vice President of Marketing

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors and Chairman of the Board since October 2006. Mr. Norris has served as the Chairman of Glacier Water Services Inc. since 2001. He is also a member of the board of directors of Advanced Engineering Management, a position he has held since 2004, a member of the board of directors of MP Holdco LLC, a position he has held since 2015, and was Chairman of the Board of Day Runner from September 2001 to November 2003, when it was sold. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained with Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestle in both Switzerland and the United States. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

Director and CEO—Richard Thompson has been a member of our Board of Directors since December 2010 and has served as Chief Executive Officer since January 2011 when MidOcean made its initial investment in us. From 2007 to 2010, Mr. Thompson made investments in various businesses including ZooToo, an online community for pet lovers. He served as Chief Executive Officer of The Meow Mix Company from 2002 until its sale to Del Monte Foods in 2006. Mr. Thompson has been involved in a number of successful ventures, including the American Italian Pasta Company, which he founded in 1985 and where he served as its President and Chief Executive Officer from 1986 to 1991. Mr. Thompson provides the Board of Directors with knowledge of the daily affairs of the Company, public company experience and expertise in the consumer products industry. On March 9, 2016, Mr. Thompson announced that he would resign as our Chief Executive Officer and from our Board of Directors, effective July 1, 2016 or earlier if a replacement is appointed before then. Mr. Thompson will serve as a consultant to the Company from the date of his resignation until November 2017.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Managing Director of The Carlyle Group which he joined in 2015.  Prior to joining The Carlyle Group, Mr. Basto was Founding Partner of Broad Sky Partner, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean’s consumer sector investing team. Prior to MidOcean, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto currently serves on the board of directors of SBD Holdings Group Corp., the parent company of South Beach Diet Corp., and as a director and co-chairman of MP Holdco LLC. Mr. Basto provides the Board of Directors with expertise in analyzing financial issues and insights into the consumer sector.

Director—Daryl G. Brewster has been a member of our Board of Directors since January 2011. Since 2013, Mr. Brewster has served as the Chief Executive Officer of Committee Encouraging Corporate Philanthropy, a coalition of over 200 large cap companies focused on addressing societal challenges through business. Since 2008, Mr. Brewster has also been the founder/CEO of Brookside Management, LLC, a boutique consulting firm that provides C-level insights and support to consumer companies and service providers to the industry. In 2013, Mr. Brewster co-founded Brewster Foods Group, a family-run business focused on investing in and operating small cap food businesses, where he continues to act as the company’s co-founder and co-chair. Between 2009 and 2013, Mr. Brewster was a Management Advisor to MidOcean partners. Prior to that, Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK; Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the board of MP Holdco LLC and the boards of several middle-market growth companies, and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board of Directors with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries .

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

Director—Walter N. George III has been a member of our Board of Directors since November 2014. Mr. George is the President of G3 Consulting, LLC, a boutique advisory firm specializing in value creation in small and mid-market consumer products companies, a company he founded in 2013. Mr. George served as President of the American Italian Pasta Company and Corporate Vice President of Ralcorp Holdings from 2010 until its sale to ConAgra Foods in 2013. Mr. George served as Chief Operating Officer at American Italian Pasta Company from 2008 to 2010. From 2001 to 2008, Mr. George served in other executive roles with American Italian Pasta Company, including Senior Vice President—Supply Chain and Logistics and Executive Vice President—Operations and Supply Chain. From 1988 through 2001, Mr. George held a number of senior operating positions with Hill’s Pet Nutrition, a subsidiary of Colgate Palmolive Company, most recently as Vice President of Supply Chain. Mr. George is President and serves on the board of Old World Spice and Seasoning Company, and serves on the board of directors of Vision Bank. Mr. George provides the Board of Directors with operations expertise, consumer products and pet food industry expertise and public company experience.

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

Director—Jonathan S. Marlow has been a member of our Board of Directors since December 2010. Mr. Marlow is a Managing Director at MidOcean, and has been with the firm since 2009, where he has focused on investments within the consumer sector. Prior to MidOcean, Mr. Marlow worked for Investcorp International Inc. in the private equity group from 2006 through 2008. Previously, Mr. Marlow held positions at J.F. Lehman & Company and Bear, Stearns & Co. Inc. Mr. Marlow currently serves on the board of directors of Agilex Fragrances and Image Skincare. Mr. Marlow provides the Board of Directors with expertise in investment strategies and insight into the consumer sector.

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

President, COO & Co-Founder—Scott Morris is a co-founder of Freshpet and has served as our Chief Operating Officer since July 2015 and President since March 2016. Mr. Morris served as our Chief Marketing Officer from January 2014 to July 2015 and Senior Vice President of Sales and Marketing from 2010 to 2013. Mr. Morris is involved in all aspects of Company development and day-to-day operations. Prior to joining Freshpet, Mr. Morris was Vice President of Marketing at The Meow Mix Company from 2002 to 2006. Previously, Mr. Morris worked at Ralston Purina from 1990 to 2002, holding various leadership positions in Sales and Marketing, most recently Pet Food Group Director. Mr. Morris founded The Freshpet Foundation, a 501(c)(3) non-profit charitable organization. He has over 20 years’ experience in consumer packaged goods management, sales and marketing.

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

SVP Cooler Operations & Co-Founder—Cathal Walsh is a co-founder of Freshpet and has served as Senior Vice President of Cooler Operations since January 2011 and previously served as our Chief Operating Officer from October 2006 to January 2011. Prior to joining Freshpet, Mr. Walsh was Zone Marketing Manager at Nestlé Worldwide from 2000 to 2005 and was Marketing Manager at Nestlé Pet Care from 1996 to 2000. Mr. Walsh has over 17 years’ experience in packaged goods marketing, sales and management, including in international food markets.

EVP Manufacturing and Supply Chain—Stephen Weise joined the Company in July of 2015 as the EVP of Manufacturing and Supply Chain.  Mr. Weise has over 25 years of experience in the manufacturing and distribution of consumer products. Prior to joining Freshpet, from June 2013 to July 2015 Mr. Weise was an Account Manager at TBM Consulting, a consulting firm that specialized in operational excellence and lean manufacturing. From 2003 to February 2013, Mr. Weise held the role of COO at the Arthur Wells Group, a 3PL specializing in consumer products and temperature controlled distribution.  Prior to that, from 2002 to

2003, he served as the SVP of Operations for the B. Manischewitz Company, a specialty food manufacturer.  From 2000 to 2002, he served as COO at the Eight in One Pet Products Company, from 1995-2000 as VP of Manufacturing at Chock Full O’ Nuts, and from 1986 to 1995 in various positions at Kraft Foods.

SVP Manufacturing Operations—Michael Hieger has served as Senior Vice President of Manufacturing Operations since January 2014. Mr. Hieger was Vice President of Manufacturing Operations from 2007 to 2013. In addition to plant-wide day-to-day activities, he is involved in new product development and co-manufacturing operations. Prior to joining Freshpet, Mr. Hieger focused on dry pet food extrusion as the Engineering Manager with The Meow Mix Company from 2002 to 2006 and as the Pet Treats Manager with Ralston Purina from 1997 to 2002. Mr. Hieger has over 18 years’ experience in pet food manufacturing.

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

VP Marketing—Kathryn Winstanley has served as Vice President of Marketing since 2006. Prior to joining Freshpet, Ms. Winstanley was a Senior Brand Manager at The Meow Mix Company from 2004 to 2006 and was a Brand Manager at Snapple Beverage Group from 2001 to 2003. She has over 14 years’ experience in consumer packaged goods marketing and management.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Structure

In accordance with our Certificate of Incorporation and Bylaws, our Board of Directors consists of 10 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Thompson is independent consistent with the rules of Nasdaq. Mr. Harned, Mr. Brewster and Mr. King are the Class I directors and their terms will expire in 2018. Mr. Basto, Mr. George, Mr. Steeneck and Mr. Coben are the Class II directors and their terms will expire in 2016. Mr. Norris, Mr. Marlow and Mr. Thompson are the Class III directors and their terms will expire in 2017. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Mr. Norris serves as a managing member of Freshpet Investors LLC, Mr. Harned and Mr. Coben are investors in Freshpet Investors LLC and Mr. Marlow serves as a managing director of MidOcean. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions—Stockholders Agreement.”

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

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans. The Compensation Committee may delegate its responsibilities to a subcommittee formed by the Compensation Committee. The Compensation Committee, in its sole discretion, may also engage legal, accounting, or other consultants or experts, including compensation consultants, to assist in carrying out its responsibilities.

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

Risk Oversight

Our Board of Directors is responsible for overseeing our risk management process. The Board of Directors focuses on our general risk management strategy and the most significant risks facing us and ensures that appropriate risk mitigation strategies are implemented by management. The Board of Directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of the Compensation Committee during 2015.

Code of Ethics

We adopted a written General Code of Ethics (“General Code”) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and controller. In addition, we adopted a written Code of Ethics for Executive Officers and Principal Accounting Personnel (“Code of Ethics”) which applies to our principal executive officer, principal financial officer, controller and other designated members of our management. Copies of each code are available on our corporate website at www.freshpet.com. The information contained on our website does not constitute a part of this report. We will provide any person, without charge, upon request, a copy of our General Code or Code of Ethics. Such requests should be made in writing to the attention of our Corporate Secretary at the following address: Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2015 all filing requirements applicable to the Reporting Persons were timely met.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the material elements of compensation awarded to, earned by each of our named executive officers (the “NEOs”) in fiscal 2015. Our NEOs for 2015 are Richard Thompson, who served as our Chief Executive Officer during 2015, Scott Morris, who served as our Chief Marketing Officer through July 6, 2015 and Chief Operating Officer from July 7, 2015 through the end of 2015, and Richard Kassar, who served as our Chief Financial Officer during 2015. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

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

Elements of Compensation

Base Salary

We pay our NEOs a base salary based on the experience, skills, knowledge and responsibilities required of each officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us. In 2015, we paid base salaries of $450,000 to Mr. Thompson, $350,000 to Mr. Morris and $275,000 to Mr. Kassar. None of our NEOs is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. Base salaries for our NEOs are determined by our full Board of Directors at its sole discretion, and no NEO has the right to automatic or scheduled increases in base salary.

Annual Incentive Bonuses

The Board of Directors adopted an annual incentive plan, in which our NEOs were eligible to participate beginning in fiscal year 2015. The annual incentive plan is based on the Company’s operating performance, which includes Adjusted EBITDA and Net Sales. The performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial, and operating performance objectives. For 2015, the necessary performance bonus metrics were not met and such performance-based bonuses were not paid out.

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

On November 7, 2014, we entered into amendments to all outstanding option agreements under the 2010 Stock Option Plan (the “2010 Plan”) with our employees, including certain of our NEOs, modifying certain of the vesting terms of the options and reducing the number of options subject to the awards. As amended, the options granted to our NEOs become vested and exercisable as follows, subject to the NEOs’ continued employment during the applicable vesting period: (i) the vesting terms of a first tranche of time-vesting options has not been amended and the options subject to such tranche became fully vested on December 31, 2014, (ii) a performance-vesting tranche of the options becomes vested and exercisable in equal installments on each of December 31, 2015 and December 31, 2016, subject to the achievement of certain annual earnings targets, and (iii) a second tranche of time-vesting options becomes vested and exercisable with respect to 40% of such options on November 7, 2015 and with respect to the remaining 60% of such options on November 7, 2016. Further, a second tranche of time-vesting options becomes fully vested upon the occurrence of a Change in Control (as defined in the 2010 Plan) and the performance-vesting tranche becomes fully vested if a Change in Control occurs on or before December 31, 2016, subject to the Change in Control per share price of the Company’s common stock being equal to or in excess of $21.30 per share. For 2015, the performance-vesting targets were not met.

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

401(k) Retirement Plan

Additionally, we maintain a 401(k) retirement savings plan (the “401(k) Plan”) that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which a participant may elect to reduce his or her current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2015, and have the amount of the reduction contributed to his or her 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee’s annual eligible earnings. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

We do not maintain any pension plans or non-qualified deferred compensation plans for the benefit of our employees or other service providers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our NEOs during 2014 and 2015.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Richard Thompson(6)	2015	467,308	—	—	—	14,055	481,363
Chief Executive Officer	2014	405,231	24,000	2,561,289	96,000	15,313	3,101,833
Scott Morris	2015	350,000	—	—	—	29,764	379,764
Chief Marketing Officer	2014	329,225	34,000	588,548	57,600	30,785	1,040,158
Richard Kassar	2015	285,577	—	—	—	24,478	310,055
Chief Financial Officer	2014	252,469	24,000	443,549	48,000	25,257	793,275

(1)	Salaries for fiscal years 2015 and 2014 do not reflect amounts deferred under the Company’s 401(k) Plan.

(2)	The amounts in this column represent cash bonuses granted in connection with the completion of our initial public offering.

(3)

The amounts in this column reflect the aggregate grant date fair value of each option award granted during fiscal year 2014 and the incremental fair value of the modifications to option awards granted on January 1, 2011 described above under the caption entitled “Long-Term Equity Compensation” and the table below entitled “Outstanding Option Awards at December 31, 2015.” The amounts shown were computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 12 to our consolidated financial statements included in our 2015 10-K. Mr. Thompson’s granted and modified option awards in 2014 were $841,889, and $1,719,400, respectively. Mr. Morris’ granted and modified option awards in 2014 were $325,728, and $262,820, respectively, and Mr. Kassar’s granted and modified option awards in 2014 were $275,618 and $167,932, respectively. In 2015, we did not grant any of our NEOs options to purchase shares of our common stock.

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

(6)	Mr. Thompson also serves as a member of our Board of Directors but does not receive any additional compensation for his service as a director.

Outstanding Option Awards at December 31, 2015

The following table sets forth information regarding outstanding stock options held by our NEOs as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)(2)		Option Exercise Price (Per Share)($)	Option Expiration Date
Richard Thompson	22,023	110,115		15.00	11/06/2024
	498,121	399,737	(3)	7.10	12/31/2020
Scott Morris	8,521	42,603		15.00	11/06/2024
	29,924	70,258	(3)	7.10	12/31/2020
	22,315	—		6.28	12/03/2016
Richard Kassar	7,210	36,049		15.00	11/06/2024
	21,175	44,489	(3)	7.10	12/31/2020
	23,676	—		8.87	02/29/2020
	22,315	—		6.28	12/03/2016

(1)	The unvested time based options vest annually in approximately equal amounts through 2017.

(2)	The unvested performance options vest annually based on targets. For 2015, the performance-vesting targets were not met.

(3)

Pursuant to an amendment to the NEOs’ option agreement on November 7, 2014, the indicated unvested time based options vest annually through 2016 and the indicated unvested performance options vest annually based on the achievement of certain earnings targets in years 2015 and 2016.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of Mr. Thompson, Mr. Morris and Mr. Kassar. The employment agreements provide for an initial term of one year and are subject to automatic one-year extensions beginning on the expiration of the initial term. The automatic extension of the employment agreements may be terminated with at least 90 days’ prior written notice from the executive or the Company stating the intent not to extend the employment term. Under the employment agreements, Mr. Thompson, Mr. Morris and Mr. Kassar are entitled to receive minimum annual base salaries of $450,000, $350,000 and $275,000, respectively, subject to annual review by the Company’s board of directors, and have the opportunity to participate in the Company’s equity incentive programs. Mr. Thompson, Mr. Morris and Mr. Kassar have the opportunity to earn an annual target bonus equal to at least 75%, 60% and 50%, respectively, of their base salary. Each executive is also entitled to participate in the

Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally.

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

On March 9, 2016, the Company was informed by Mr. Thompson that he would resign as our Chief Executive Officer and from our Board of Directors, effective July 1, 2016 or earlier if a replacement Chief Executive Officer is appointed before then. Mr. Thompson has agreed to remain with the Company in another capacity until July 1, 2016 in the event that a replacement Chief Executive Officer is appointed before then. In addition, to assist with the transition, Mr. Thompson will serve as a consultant to the Company from the date of his resignation until November 2017. In exchange for his services, Mr. Thompson will receive a retainer of $10,000 per month through July 7, 2017 and $15,000 per month during the remainder of the consulting period. Per his employment agreement, Mr. Thompson will also be entitled to his base salary for the twelve-month period following his resignation, the bonus, if any, he would have received under his prior employment agreement upon the Company achieving certain performance goals during 2016 as well as certain medical benefits. The Company and Mr. Thompson have agreed that his outstanding options shall continue to vest in accordance with their terms, provided that Mr. Thompson continues to provide consulting services through the applicable vesting date.

Stock Option and Other Compensation Plans

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Plan”) was adopted by our Board of Directors and approved by our stockholders in October 2006. The 2006 Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based awards to our employees, officers, directors, consultants and advisors. As of December 31, 2015, there were options to purchase 403,570 shares of our common stock outstanding under the 2006 Plan, at a weighted average exercise price of $6.44 per share, and options to purchase 58,540 shares of our common stock had been exercised. The 2006 Plan was terminated in December 2010 and no awards have been granted under the 2006 Plan since such termination, however, any award outstanding under the 2006 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2010 Stock Option Plan

The 2010 Plan was adopted by our Board of Directors and approved by our stockholders in December 2010. The 2010 Plan provided for the grant of incentive stock options and nonstatutory stock options to our employees, officers, directors, consultants and advisors. As of December 31, 2015, there were options to purchase 1,972,443 shares of our common stock outstanding under the 2010 Plan, at a weighted average exercise price of $7.10 per share, and options to purchase 7,313 shares of our common stock had been exercised. The 2010 Plan was terminated in March 2014 and no awards have been granted under the 2010 Plan since such termination, however, any award outstanding under the 2010 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2014 Omnibus Incentive Plan

The 2014 Plan was adopted by our Board of Directors and approved by our stockholders on October 2, 2014 in connection with our initial public offering. The 2014 Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to our directors, officers, employees, consultants and advisors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Plan or with respect to which awards may be granted may not exceed 1,479,200 shares. As of December 31, 2015, there were options to purchase 516,980 shares of our common stock outstanding under the 2014 Plan, at a weighted average exercise price of $15.03 per share, and no options to purchase shares of our common stock had been exercised.

Limitations on Liability and Indemnification

Our Certificate of Incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the DGCL and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

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

In addition, our Certificate of Incorporation provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table displays equity compensation plan information as of December 31, 2015. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2006 Plan	403,570	$6.44	—
2010 Plan	1,972,443	7.10	—
2014 Plan	516,980	15.03	936,648
Equity compensation plans not approved by security holders	—	—	—
Total	2,892,993	$8.42	936,648

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 20, 2016, by:

•	each person known by us to beneficially own 5% or more of our outstanding common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

For further information regarding material transactions between us and certain of our stockholders, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions.”

The numbers listed below are based on 33,538,485 shares of our common stock outstanding as of April 20, 2016. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
MidOcean (2)	7,284,820	21.7%
Massachusetts Financial Services Company (3)	2,845,737	8.5%
Goldman Sachs Asset Management (4)	2,419,604	7.2%
AllianceBernstein L.P. (5)	2,394,572	7.1%
Jacobs Holding AG (6)	1,877,298	5.6%
Armistice Capital, LLC (7)	1,694,000	5.1%
Named Executive Officers and Directors:
Charles A. Norris (8)	2,005,167	6.0%
Richard Thompson (9)	963,779	2.9%
J. David Basto	5,833	*
Daryl G. Brewster	42,608	*
Lawrence S. Coben	26,979	*
Walter N. George III	27,667	*
Christopher B. Harned	60,803	*
Robert C. King	12,500	*
Jonathan S. Marlow	—	—
Craig D. Steeneck	19,167	*
Richard Kassar	274,370	*
Scott Morris (10)	282,155	*
Executive Officers and Directors as a Group (18 persons)	4,179,122	12.1%

*	Less than 1%
(1)

A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:

•voting power, which includes the power to vote, or to direct the voting of, such security; and/or

•investment power, which includes the power to dispose, or to direct the disposition of, such security.

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 20, 2016 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage, but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person. The address of our executive officers is 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

(2)

Includes 4,503,859 shares of common stock held by MidOcean Partners III, L.P., 2,394,425 shares of common stock held by

MidOcean Partners III-A, L.P. and 384,036 shares of common stock held by MidOcean Partners III-D, L.P. (collectively, the “MidOcean Entities”). MidOcean Associates, SPC by and on behalf of its Segregated Portfolio, MidOcean Partners Segregated Portfolio III (“Associates”) is the General Partner of each of the MidOcean Entities. MidOcean US Advisor, L.P. (“US Advisor”) provides investment advisory services to each of the MidOcean Entities and Associates. 2,500 shares of restricted common stock are held by US Advisor. J. Edward Virtue indirectly controls the shares of common stock held by the MidOcean Entities. Accordingly, Associates, US Advisor and Mr. Virtue may be deemed to have beneficial ownership of the shares of common stock held by the MidOcean Entities, although each of Associates, US Advisor and Mr. Virtue disclaims beneficial ownership of the shares owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of the MidOcean Entities, Associates, US Advisor and Mr. Virtue is 320 Park Avenue, 16th Floor, New York, New York 10022.

(3)

Represents shares of common stock beneficially owned as of December 31, 2015, based on a Schedule 13G filed on February 11, 2016, by Massachusetts Financial Services Company (“MFS”). In such filing, MFS lists its address as 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)

Represents shares of common stock beneficially owned as of December 31, 2015, based on a Schedule 13G filed on February 9, 2016, by Goldman Sachs Asset Management. According to the filing, Goldman Sachs Small/Mid-Cap Growth Fund has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, securities held in its account, which, according to the filing, includes more than 5% of our outstanding shares of common stock. In such filing, Goldman Sachs Asset Management lists its address as 200 West Street, New York, New York 10282.

(5)

Represents shares of common stock beneficially owned as of December 31, 2015, based on a Schedule 13G filed on February 16, 2016, by AllianceBernstein L.P. In such filing, AllianceBernstein L.P. lists its address as 1345 Avenue of the Americas, New York, New York 01015.

(6)

Represents shares of common stock beneficially owned as of April 20, 2016, based on a Schedule 13D filed on April 29, 2016, by Jacobs Holding AG. In such filing, Jacobs Holding AG lists the address of its principal office as Seefeldquai 17, 8008 Zurich, Switzerland and the postal address as Seefeldquai 17, P.O. Box, 8034 Zurich, Switzerland.

(7)

Represents shares of common stock beneficially owned as of December 31, 2015, based on a Schedule 13G filed on February 16, 2016, by Armistice Capital, LLC. The filing reports that each of Armistice Capital, LLC, Armistice Capital Master Fund, Ltd. and Steven Boyd is the beneficial owner of, and has shared voting and dispositive power with respect to, 1,694,000 shares of common stock. The filing lists the address for Armistice Capital, LLC as 510 Madison Avenue, 22nd Floor, New York, New York 10022; for Armistice Capital Master Fund Ltd., as c/o dms Corporate Services Ltd., 20 Genesis Close, P.O. Box 314, Grand Cayman KY1-1104, Cayman Islands; and for Mr. Boyd, as c/o Armistice Capital, LLC, 510 Madison Avenue, 22nd Floor New York, New York 10022.

(8)

Includes 4,166 shares of common stock held by Mr. Norris directly, 400,556 shares of common stock held by Norris Trust dtd 6/18/02 and 1,600,445 shares of common stock held by Freshpet Investors LLC, of which Mr. Norris is a managing member. Mr. Norris disclaims beneficial ownership of all of the shares of common stock held or controlled by Freshpet Investors LLC except to the extent of his pecuniary interest therein.

(9)

Includes 527,945 shares of common stock held directly by Mr. Thompson and 435,834 shares of common stock held by Thompson Holdings, LLP and Thompson FP Food, LLC. Mr. Thompson has voting and investment power over the shares held of record by Thompson Holdings, LLP and Thompson FP Food, LLC.

(10)

Includes 263,489 shares of common stock held by Mr. Morris directly and 18,666 shares of common stock held by Morris Mutts LLC. Mr. Morris has voting and investment power over the shares held of record by Morris Mutts LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreement

We are party to a Second Amended and Restated Stockholders Agreement with MidOcean, Freshpet Investors LLC and certain of our other stockholders (the “Stockholders Agreement”), pursuant to which MidOcean, Freshpet Investors LLC and the other stockholders party thereto are entitled to certain registration rights. As of April 20, 2016, the stockholders party to this agreement held an aggregate of 12,268,784 shares, or 36.6%, of our common stock.

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

Tyson Agreement

Effective January 9, 2009, we entered into a distribution agreement with Tyson Foods, Inc. (“Tyson”), which was one of our stockholders. Pursuant to the distribution agreement, Tyson agreed to perform certain distribution and logistical services for us. Our agreement with Tyson expired on December 31, 2015. For the years ended December 31, 2014 and 2015, we paid $8.9 million and $9.8 million, respectively, for work performed by Tyson under the agreement.

We also purchase, on an as needed basis, certain raw materials from Tyson. For the years ended December 31, 2014 and 2015, we paid $0.6 million and $0.8 million, respectively, to Tyson for raw materials provided to us.

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

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure.”

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees(1)	$325,725	$315,000
Audit-Related Fees(2)	130,766	504,530
Tax Fees(3)	—	—
All Other Fees(4)	—	99,781
Total	$456,491	$919,311

(1)

Audit Fees: These fees include fees related to the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements as well as services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees: Audit-related fees are for assurance and related services including, among others, due diligence services and consultation concerning financial accounting and reporting standards. Additionally, fees include services in connection with the Company’s filing of a registration statement on Form S-1 with the SEC and preparation of a comfort letter for the Company’s underwriters.

(3)	Tax Fees: Tax fees include fees incurred in connection with tax compliance, advice and planning.

(4)	All other Fees: All other fees are for use of the registered public accounting firm’s advisory services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2016.

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

10.33	Form of Selldown Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.34	Separation and Consulting Agreement, dated as of March 9, 2016, by and between Freshpet, Inc. and Richard Thompson (incorporated by reference to the Company’s Form 8-K filed on March 9, 2016)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)
23.1†	Consent of KPMG LLP
31.1††	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2††	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2015

31.4*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2015

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

†† Filed as an exhibit to Amendment No. 1 to the Original Filing, filed on March 21, 2016.