Form 10-Q
period 2016-03-31
Freshpet, Inc.
filed 2016-05-06
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 3, 2016 was 33,538,485.

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
•

other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,129	$8,029,413
Short-term investments	—	3,250,000
Accounts receivable, net of allowance for doubtful accounts	7,133,456	7,030,719
Inventories, net	8,183,496	6,853,447
Prepaid expenses and other current assets	1,204,530	229,631
Total Current Assets	16,787,611	25,393,210
Property, plant and equipment, net	92,671,432	82,793,007
Deposits on equipment	3,020,939	3,243,519
Other assets	1,800,692	1,667,838
Total Assets	$114,280,674	$113,097,574
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	7,245,531	6,668,643
Accrued expenses	3,681,036	2,274,557
Accrued warrants	146,192	204,314
Total Current Liabilities	$11,072,759	$9,147,514
Total Liabilities	$11,072,759	$9,147,514
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,538,485 and 33,536,940 issued and outstanding on March 31, 2016 and December 31, 2015, respectively	33,538	33,537
Additional paid-in capital	293,514,642	292,484,986
Accumulated deficit	(190,340,265)	(188,568,463)
Total Stockholders' Equity	103,207,915	103,950,060
Total Liabilities and Stockholders' Equity	$114,280,674	$113,097,574

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
NET SALES	$31,453,700	$27,054,674
COST OF GOODS SOLD	16,565,813	13,801,655
GROSS PROFIT	14,887,887	13,253,019
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	16,487,082	15,677,598
LOSS FROM OPERATIONS	(1,599,195)	(2,424,579)
OTHER EXPENSES:
Other Expenses, net	(40,869)	(109,957)
Interest Expense	(116,738)	(37,538)
	(157,607)	(147,495)
LOSS BEFORE INCOME TAXES	(1,756,802)	(2,572,074)
INCOME TAX EXPENSE	15,000	15,000
NET LOSS	(1,771,802)	(2,587,074)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,771,802)	$(2,587,074)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.05)	$(0.08)
-DILUTED	$(0.05)	$(0.08)
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,537,280	33,469,749
-DILUTED	33,537,280	33,469,749

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,771,802)	$(2,587,074)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for losses (gains) on accounts receivable	7,805	(918)
Loss on disposal of equipment and deposits on equipment	143,407	8,723
Share based compensation	1,006,046	1,860,112
Fair value adjustment for outstanding warrants	(58,122)	114,106
Change in reserve for inventory obsolescence	133,174	6,006
Depreciation and amortization	2,071,272	1,754,905
Amortization of deferred financing costs and loan discount	35,901	35,294
Changes in operating assets and liabilities
Accounts receivable	(110,542)	(1,172,276)
Inventories	(1,463,223)	(118,939)
Prepaid expenses and other current assets	(974,899)	572,122
Other assets	(184,987)	(130,025)
Accounts payable	1,774,682	1,477,326
Accrued expenses	1,406,479	(711,334)
Net cash flows provided by operating activities	2,015,191	1,108,028
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(7,499,205)
Proceeds from maturities of short-term investments	3,250,000	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(13,045,117)	(4,964,527)
Proceeds from sale of equipment	5,672	—
Net cash flows used in investing activities	(9,789,445)	(12,463,732)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common stock	10,970	14,960
Net cash flows provided by financing activities	10,970	14,960
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,763,284)	(11,340,744)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,029,413	36,259,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$266,129	$24,918,508
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,000	$24,744
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$839,716	$1,320,823

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and Canada into major retail classes including Grocery and Mass (which includes club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated balance sheet as of March 31, 2016, statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes related to the three months ended March 31, 2016 and 2015 are unaudited. The results for three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Estimates and Uncertainties – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

Short-Term Investments – The Company holds interest-bearing certificates of deposits with financial institutions with maturities ranging from three months to one year. Certificates of deposit are classified as short-term investments and interest is recorded as other income.

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets includes prepaid assets that will incur expenses in less than a year as well as miscellaneous other current assets. As of March 31, 2016, the Company has recorded approximately $0.7 million of prepaid expenses and $0.5 million of other assets relating to miscellaneous operating receivables. As of December 31, 2015 the entire balance of $0.2 million within prepaid expense and other current assets related to prepaid expenses.

Accrued Warrant – The income or expense related to the fair valuation of warrants is classified as other expenses, net in the statement of operations.

Reclassifications – Certain prior period amounts were reclassified to conform to the current year’s presentation.

Note 2 – Recently Issued Accounting Standards:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to

FRESHPET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest,” which requires that debt issuance cost be presented on the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This new guidance was adopted beginning January 1, 2016 and did not impact the Company’s consolidated financial statements other than presentation.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the first-in first-out (FIFO) or average cost methods are used. This new guidance is effective for the Company beginning after December 15, 2016. The effects of ASU 2015-11 will depend on future valuation of the Company’s inventory.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new guidance was adopted beginning January 1, 2016.  The effects of ASU 2015-17 will change retrospectively how deferred tax assets and liabilities are classified within the balance sheet and notes thereto.  Due to the Company’s full valuation allowance, deferred tax assets and liabilities have not been disclosed within the consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, "Leases,” which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements and financial statement disclosures.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which clarifies the implementation of guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements under update 2014-09. The Company is currently assessing the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance will be effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial statements, but at this point the Company does not expect a material impact.

Note 3 – Inventories:

	March 31, 2016	December 31, 2015
Raw Materials and Work in Process	$1,711,415	$1,493,654
Packaging Components Material	1,052,707	1,161,814
Finished Goods	5,462,715	4,374,494
	8,226,837	7,029,962
Reserve for Obsolete Inventory	(43,341)	(176,515)
	$8,183,496	$6,853,447

FRESHPET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	March 31, 2016	December 31, 2015
Refrigeration Equipment	$56,463,866	$55,020,179
Machinery and Equipment	20,614,938	21,324,085
Building, Land, and Improvements	15,205,494	15,205,494
Furniture and Office Equipment	2,335,593	2,287,396
Automotive Equipment	317,616	317,292
Leasehold Improvements	141,726	140,672
Construction in Progress	29,679,049	19,388,195
	124,758,282	113,683,313
Less: Accumulated Depreciation and Amortization	(32,086,850)	(30,890,306)
	$92,671,432	$82,793,007

Depreciation expense related to property, plant and equipment totaled $2,034,282 for the three months ended March 31, 2016, of which $678,678 was recorded to cost of goods sold for the three months ended March 31, 2016, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. Depreciation expense related to property, plant and equipment totaled approximately $1,726,976 for the three months ended March 31, 2015, of which $619,254 was recorded to cost of goods sold for the three months ended March 31, 2015, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Due to the continued growth of the Company’s fresh pet food production, the company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand plant capacity and increase distribution. The Company invested $10.7 million during the first quarter of 2016 and expects to invest up to $7.0 million to complete the project on time and on budget by the end of the third quarter.

Note 5 – Accrued Expenses:

	March 31, 2016	December 31, 2015
Accrued Compensation	$1,198,967	$451,819
Accrued Chiller Maintenance	735,799	559,957
Accrued Freight	452,603	337,233
Accrued Marketing	403,884	231,353
Accrued Insurance	334,699	218,134
Accrued Sales and Use Tax	45,886	45,886
Other Accrued Expenses	509,198	430,175
	$3,681,036	$2,274,557

Note 6 – Debt:

On November 13, 2014, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprised of a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”).

FRESHPET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of March 31, 2016, the Company was in compliance with all the covenants in the Loan Agreement and had no debt outstanding under the Credit Facilities.

See Note 11.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2016 and 2015 was $1,018,688 and $1,887,820, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). The options granted have maximum contractual terms ranging from 5 to 10 years. At March 31, 2016, there were zero shares available for grant as the plan is frozen.

During the three months ended March 31, 2016, no shares were exercised or forfeited under the 2006 Plan.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 2,220,280 options to purchase shares of the Company’s common stock). These options are either time-based (vest over 4 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company or an initial public offering, as defined in the stock grant agreement.

During the three months ended March 31, 2016, 1,545 shares were exercised at a weighted average exercise price of $7.10, and 2,319 shares were forfeited at a weighted average exercise price of $7.10 under the 2010 Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of March 31, 2016, the stock options granted were either time-based (cliff vest over 3 years) or performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

During the three months ended March 31, 2016, there were no grants or exercises, and 740 shares were forfeited at a weighted exercise price of $15.00, under the 2014 Plan.

At March 31, 2016, there were 940,447 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

FRESHPET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Net Loss Attributable to Common Stockholders:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2016 and March 31, 2015.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2016	2015
Service Period Stock Options	1,976,470	2,019,647
Warrants	61,117	61,117
Total	2,037,587	2,080,764

For the three months ended March 31, 2016, and 2015, there were no adjustments between net loss and net loss attributable to common stockholders.

Note 9 – Related Party Transactions:

Payments of $1,575,374 for the three months ended March 31, 2016, and $1,480,189 for the three months ended March 31, 2015, were made to one stockholder for the purchase of raw materials.

For the three months ended March 31, 2015, payments of $29,589 were related to rent and associated utilities and maintenance to a stockholder who is also a landlord of one of our locations. As of March 31, 2016, the Company was no longer occupying the space, and as such, will no longer incur rent for this space.  The rent and associated utilities and maintenance cost were at market rates.

None of the payments made above were to stockholders who are either an employee, board member, subsidiary, or affiliate of the Company.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—For the three months ended March 31, 2016 and 2015, net sales to one of our distributors, which sells directly to three of our customers, accounted for 21% and 20% of our net sales, respectively. For the three months ended March 31, 2016, no customer accounted for more than 10% of our net sales, while one customer accounted for more than 10% of our net sales during the same period in 2015.

Major Suppliers—The Company purchased approximately 22% of its raw materials from one vendor during the three months ended March 31, 2016, as no other vendor was over 10%, and approximately 50% of its raw materials from three vendors, whereas each vendor was over 10% of our purchased raw materials, during the three months ended March 31, 2015.

The Company also purchased approximately 90% of its treats finished goods from four other vendors for the three months ended March 31, 2016, and approximately 91% from three vendors for the three months ended March 31, 2015.  Each of the respective vendors was over 10% of our purchased treats finished goods during the respective period.

FRESHPET INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company purchased approximately 72% of its packaging material from three vendors during the three months ended March 31, 2016, and 73% of its packaging material from three vendors during the three months ended March 31, 2015. Each of the respective vendors was over 10% of our purchased packaging material during the respective period.

Net Sales By Class of Retail – The following table sets forth net sales by class of retail:

	Three months ended
	March 31,
	2016	2015
Grocery, Mass and Club	$24,154,710	$20,484,045
Pet Specialty, Natural and Other	7,298,990	6,570,629
Net Sales	$31,453,700	$27,054,674

Note 11 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements.

In April 2016, the Company drew $5.0 million under its Credit Facilities.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Forward-Looking Statements" in this report and "Risk Factors" in our Annual Report on Form 10-K. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Risk Factors" in our  Annual Report on Form 10-K.

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

Recent Developments

Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. During the quarter ended March 31, 2016, we recorded $10.7 million of capital expenditures. We expect to invest up to $7.0 million to complete the project on time and on budget by the end of the third quarter. We believe the expansion will increase our production capacity at our Freshpet Kitchens by at least 130%.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 15,400 retail stores as of March 31, 2016. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include terms, the costs of product manufacturing, product ingredients, packaging materials, spoils, and inbound freight. As discussed above, we have also undertaken a capital expansion project at our Freshpet Kitchens facility that we believe will further increase our production capacity by at least 130%. Over time, growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are also impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

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

Brokerage. We utilize third-party brokers to assist with monitoring our products at the point-of-sale as well as representing us at headquarters for various customers. These brokers visit our retail customers’ store locations and ensure items are stocked, maintain Freshpet Fridge appearance, and replace missing price tags.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Selling, general and administrative costs as a percentage of net sales have decreased from 62.7% in the year ended 2013 to 55.7% in the year ended 2014 and to 50.2% in the year ended 2015. SG&A as a percentage of net sales decreased from 57.9% in the three months ended March 31, 2015 to 52.4% in the three months ended March 31, 2016. We expect our SG&A expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

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

Results of Operations

	Three months ended March 31,
	2016		2015
Consolidated Statements of Operations Data	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$31,454	100%	$27,055	100%
Cost of goods sold	16,566	53	13,802	51
Gross profit	14,888	47	13,253	49
Selling, general and administrative expenses	16,487	52	15,678	58
Loss from operations	(1,599)	(5)	(2,425)	(9)
Other expenses:
Other expenses, net	(41)	(0)	(110)	(0)
Interest expense	(117)	(0)	(38)	(0)
Loss before income taxes	(1,757)	(6)	(2,572)	(10)
Income tax expense	15	0	15	0
Net loss	$(1,772)	(6)%	$(2,587)	(10)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Sales

The following table sets forth net sales by class of retail:

	Three Months Ended March 31,
	2016			2015
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$24,155	77%	10,783	$20,484	76%	9,741
Pet Specialty, Natural and Other (2)	7,299	23	4,646	6,571	24	4,278
Net Sales	$31,454	100%	15,429	$27,055	100%	14,019

(1)Stores at March 31, 2016 and March 31, 2015 consisted of 7,079 and 6,324 grocery and 3,704 and 3,417 mass, respectively.

(2)Stores at March 31, 2016 and March 31, 2015 consisted of 4,358 and 4,026 pet specialty and 288 and 252 natural, respectively.

* Includes sales from Freshpet Baked product of $1.6 million and $0.6 million, or 5.2% and 2.0% of total net sales, for the three months ended March 31, 2016 and 2015, respectively.

Net sales increased $4.4 million, or 16%, to $31.5 million for the three months ended March 31, 2016 as compared to the same period in the prior year. The increase in net sales was driven by increased velocity in Grocery and Mass, as well as Pet Specialty, Natural and Other channels. The Company also experienced an increase of Freshpet Fridges store locations, which grew by 10.1% from 14,019 as of March 31, 2015 to 15,429 as of March 31, 2016.

Gross Profit

Gross profit increased $1.6 million, or 12%, to $14.9 million for the three months ended March 31, 2016 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales. The increase in gross profit was partially offset by manufacturing throughput constraints associated with new product innovation, as well as $0.2 million of non-capitalizable start-up costs associated with the construction of the Freshpet Kitchens expansion.

Excluding the impact of start-up costs, gross profit for the first quarter of 2016 increased $1.9 million, or 14%, compared to the same period in the prior year.

Our gross profit margin of 47% for the three months ended March 31, 2016, decreased 170 basis points compared to the same period in the prior year.  After excluding start-up costs of $0.2 million, our gross profit margin was 48% for the first quarter of 2016, a decrease of 100 basis points compared to the same period in the prior year. Our new product introductions have historically started with lower gross profit margins and increased over time. The decrease was attributable to our new product introductions.  Generally we have been able to optimize the production of our new product introductions over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale, with increased sales volume of our current core and new product introductions, and cost benefits from our increased plant capacity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million, or 5%, to $16.5 million for the three months ended March 31, 2016 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $0.3 million due to increased volume and sales, higher advertising expenses of $1.0 million, and incremental operating expenses of $0.3 million, offset by lower share-based compensation expense of $0.8 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network. As a percentage of net sales, selling, general and administrative expenses decreased from 58% for the three months ended March 31, 2015 to 52% for the three months ended March 31, 2016. After adjusting $1.0 million and $1.8 million for non-cash items related to share-based compensation in the first quarter of 2016 and 2015, respectively, SG&A decreased as a percentage of net sales to 49% in the first quarter of 2016 compared to 51% of net sales in the first quarter of 2015.

Loss from Operations

Loss from operations decreased $0.8 million, or 34%, to $1.6 million for the three months ended March 31, 2016 as compared to the same period in the prior year as a result of the factors mentioned above.

Interest Expense

For the three months ended March 31, 2016, interest expense was $0.1 million, which related to fees associated with our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the three months ended March 31, 2015 was less than $0.1 million.

Other Income (Expense)

Other income (expense) decreased $69 thousand, or 63%, to $41 thousand for the three months ended March 31, 2016, primarily related to the revaluation of warrants. Income related to the revaluation of warrants was $58 thousand for the three months ended March 31, 2016 compared to expense of $114 thousand for the same period in the prior year.

Net Loss

Net loss decreased $0.8 million, or 32%, to $1.8 million for the three months ended March 31, 2016 as compared to the same period in the prior year.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant startup expense, share based compensation, warrant fair valuation, and launch expenses.

We present EBITDA and Adjusted EBITDA because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to net loss set forth below, provides a more complete understanding of our business than could be obtained absent this disclosure. We use

EBITDA and Adjusted EBITDA, together with financial measures prepared in accordance with U.S. GAAP, such as net sales, gross profit margins, and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

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

Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that both EBITDA and Adjusted EBITDA have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

•	our capital expenditures or future requirements for capital expenditures;
•	the interest expense, or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;
•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does EBITDA or Adjusted EBITDA reflect any cash requirements for such replacements; and

•	changes in or cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes (i) non-cash stock based compensation expense, which is and will remain a key element of our overall long term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and non-capitalizable freight costs associated with Freshpet Fridge replacements. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss which is the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three months ended
	March 31,
	2016	2015
	(Dollars in thousands)
Net income (loss)	$(1,772)	$(2,587)
Depreciation and amortization	2,071	1,755
Interest expense	117	38
Income tax expense	15	15
EBITDA	$431	$(779)
Loss on disposal of equipment	143	9
Launch expense (a)	722	804
Plant startup expenses (b)	238	—
Noncash stock based compensation (c)	1,006	1,860
Warrant fair valuation (d)	(58)	114
Adjusted EBITDA	$2,483	$2,008

(a)Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)Represents additional operating costs incurred in 2016 in connection with the new manufacturing lines as part of the Freshpet Kitchens expansion project.

(c)Represents non-cash stock based compensation expense.

(d)Represents the change of fair value for the outstanding warrants.

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

Working Capital consists of current assets net of current liabilities. The working capital decrease to $5.7 million at March 31, 2016 compared with $16.2 million at December 31, 2015 is primarily related to to a decrease in cash and cash equivalents, as a result of capital expenditures for the expansion project, increased inventory due to growth in net sales and ramp up of inventory as we transition to our improved operating model.  In addition there was an increase in accounts payable, prepaid expenses, and accrued expenses due to increase in size of business and timing.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. During the quarter ended March 31, 2016, we recorded $10.7 million of capital expenditures. We expect to invest up to $7.0 million by the end of the third quarter.  We expect to be able to use our current liquidity position, which includes borrowings available under our credit facilities, and future operating cash flows, to fund the plant expansion.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of March 31, 2016, our capital resources consisted primarily of $0.3 million cash on hand and $40.0 million available under our Credit Facilities. As noted above, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility. In order to fund the expansion, we plan to borrow approximately $8.0 to $10.0 million from our $40.0 million credit facility, with our first draw of $5.0 million occurring during April 2016. We expect to repay this indebtedness by the first quarter of fiscal 2017.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Cash at the beginning of period	$8,029	$36,259
Net cash provided by operating activities	2,015	1,108
Net cash used in investing activities	(9,789)	(12,464)
Net cash provided by financing activities	11	15
Cash at the end of period	$266	$24,919

Net Cash Provided by Operating Activities.

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the three months ended March 31, 2016, net cash provided by operating activities was $2.0 million, which primarily consisted of adjusted net income of $1.6 million, which excludes $3.3 million of non-cash items primarily relating to $1.0 million of share based compensation and $2.1 million of depreciation and amortization. Proceeds were offset by a change in operating assets and liabilities of $0.7 million. The changes in operating assets and liabilities was due to the decrease of net assets being greater than the increase of net liabilities. Growth in accounts receivable is primarily due to growth in net sales, offset by favorable days oustanding, as well as an increase in the number of stores with a Freshpet fridge. The increase in liabilities was due to timing of payments.

For the three months ended March 31, 2015, net cash provided by operating activities was $1.1 million, which primarily consisted of adjusted net income of $1.2 million, which excludes $3.8 million of non-cash items primarily relating to $1.9 million of share based compensation and $1.8 million of depreciation and amortization. Proceeds were slightly offset by a change in operating assets and liabilities of $0.1 million. The changes in operating assets and liabilities were due to the decrease of net assets being greater than the increase of net liabilities. The increase in accounts receivable and inventory is primarily due to growth in net sales, as well as an increase in the number of stores with a Freshpet fridge. The increase in liabilities was due increase in business size and timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9.8 million and $12.5 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities for the three months ended March 31, 2016 relates primarily to capital expenditures for the expansion of Freshpet Kitchens of $11.2 million (including the Freshpet Kitchens expansion of $10.7 million and recurring capital expenditures of $0.5 million) and investment in fridges and other capital spend of $1.9 million. The cash used in investing activities was partially offset by maturities of short-term investments of $3.3 million.

The capital spending during the three months ended March 31, 2015 was mainly related to purchases of short-term investments of $7.5 million, capital expenditures for the expansion of Freshpet Kitchens of $3.2 million and investment in fridges of $1.8 million.

Net Cash from Financing Activities

Net cash from financing activities was less than $0.1 million for both the three months ended March 31, 2016 and 2015, attributable to the exercise of stock options.

Indebtedness

On November 13, 2014, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprised of a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”). On December 23, 2014, the Company repaid the outstanding $18.0 million and modified the terms of the $40.0 million Credit Facilities. The $18.0 million term facility was extinguished, the 3-year $10.0 million Revolving Facility remained unchanged, and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million. Any undrawn Capex Commitments will expire on the third anniversary of the execution of the agreement. Under the terms of the Loan Agreement, the commitments for the Revolving Facility may be increased up to $20.0 million subject to certain conditions. The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.

Any borrowings under the Credit Facilities bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. The initial applicable margin is 3.75% for base rate loans and 4.75% for LIBOR loans. Thereafter, subject to our leverage ratio, the applicable base rate margin will vary from 2.75% and 3.75% and the applicable LIBOR rate margin will vary from 3.75% and 4.75%. The Credit Facilities are secured by substantially all of our assets. The Loan Agreement provides for the maintenance of various covenants, including financial covenants.  The Loan Agreement includes events of default that are usual for facilities and transactions of this type. As of March 31, 2016, we had no debt outstanding and were in compliance with the covenants under the Loan Agreement.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest,” which requires that debt issuance cost be presented on the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This new guidance was adopted beginning January 1, 2016 and did not impact the Company’s consolidated financial statements other than presentation.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the FIFO or average cost methods are used. This new guidance is effective for the Company beginning after December 15, 2016. The effects of ASU 2015-11 will depend on future valuation of the Company’s inventory.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred taxes assets and liabilities as noncurrent. The new guidance was adopted beginning January 1, 2016.  The effects of ASU 2015-17 will change retrospectively how deferred tax assets and liabilities are classified within the balance sheet and notes thereto.  Due to the Company’s full valuation allowance, deferred tax assets and liabilities have not been disclosed within the consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, "Leases,” which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements and financial statement disclosures.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which clarifies the implementation of guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements under update 2014-09. The Company is currently assessing the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance will be effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial statements, but at this point the Company does not expect a material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of March 31, 2016, there were no outstanding borrowings under our $40.0 Million Credit Facility. As a result, we were not exposed to interest expense fluctuation risk at March 31, 2016. In April 2016, we drew $5.0 million of our Credit Facility.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company has become aware through press releases issued between April 21 and April 27, 2016, that a securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263 (D.N.J. Apr 21, 2016), has been filed against us and certain of our executive officers and directors on behalf of certain purchasers of our common stock. The lawsuit purportedly seeks to recover damages for investors under the federal securities laws. We have not been served with a copy of the complaint. The Company believes that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition, we are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims or proceedings, most of which are covered by insurance, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

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

Date: May 6, 2016	FRESHPET, INC.

/s/ Richard Thompson Richard Thompson
Chief Executive Officer and Director (Principal Executive Officer)
/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)