Form 10-Q
period 2016-06-30
Freshpet, Inc.
filed 2016-08-08
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2016 was 33,616,327.

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	the exposure to ingredient costs;
•	volatility in the price of our common stock; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,719,089	$8,029,413
Short-term investments	—	3,250,000
Accounts receivable, net of allowance for doubtful accounts	8,226,216	7,030,719
Inventories, net	7,864,626	6,853,447
Prepaid expenses and other current assets	792,129	229,631
Total Current Assets	18,602,060	25,393,210
Property, plant and equipment, net	99,119,154	82,793,007
Deposits on equipment	2,959,216	3,243,519
Other assets	1,781,860	1,667,838
Total Assets	$122,462,290	$113,097,574
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	7,397,999	6,668,643
Accrued expenses	4,960,313	2,274,557
Accrued warrants	232,489	204,314
Short-term borrowings under line of credit	8,000,000	—
Total Current Liabilities	$20,590,801	$9,147,514
Total Liabilities	$20,590,801	$9,147,514
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,573,804 and 33,536,940 issued and outstanding on June 30, 2016 and December 31, 2015, respectively	33,573	33,537
Additional paid-in capital	295,421,183	292,484,986
Accumulated deficit	(193,583,267)	(188,568,463)
Total Stockholders' Equity	101,871,489	103,950,060
Total Liabilities and Stockholders' Equity	$122,462,290	$113,097,574

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET SALES	$33,002,209	$28,359,404	$64,455,910	$55,414,078
COST OF GOODS SOLD	18,090,405	14,699,240	34,656,218	28,500,895
GROSS PROFIT	14,911,804	13,660,164	29,799,692	26,913,183
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	17,886,746	15,738,247	34,373,829	31,415,845
LOSS FROM OPERATIONS	(2,974,942)	(2,078,083)	(4,574,137)	(4,502,662)
OTHER EXPENSES:
Other Expenses, net	(93,768)	(24,888)	(134,637)	(134,844)
Interest Expense	(159,292)	(110,679)	(276,030)	(148,218)
	(253,060)	(135,567)	(410,667)	(283,062)
LOSS BEFORE INCOME TAXES	(3,228,002)	(2,213,650)	(4,984,804)	(4,785,724)
INCOME TAX EXPENSE	15,000	15,000	30,000	30,000
NET LOSS	(3,243,002)	(2,228,650)	(5,014,804)	(4,815,724)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,243,002)	$(2,228,650)	$(5,014,804)	$(4,815,724)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.10)	$(0.07)	$(0.15)	$(0.14)
-DILUTED	$(0.10)	$(0.07)	$(0.15)	$(0.14)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,554,395	33,484,997	33,545,837	33,477,415
-DILUTED	33,554,395	33,484,997	33,545,837	33,477,415

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,014,804)	$(4,815,724)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for losses on accounts receivable	10,403	24,001
Loss on disposal of equipment and deposits on equipment	158,612	80,679
Share based compensation	2,671,418	3,664,450
Fair value adjustment for outstanding warrants	28,175	70,163
Change in reserve for inventory obsolescence	128,112	(5,031)
Depreciation and amortization	4,237,677	3,624,282
Amortization of deferred financing costs and loan discount	72,069	70,974
Changes in operating assets and liabilities
Accounts receivable	(1,205,900)	(961,132)
Inventories	(1,139,291)	(492,074)
Prepaid expenses and other current assets	(562,498)	601,725
Other assets	(160,372)	(44,947)
Accounts payable	1,534,916	739,238
Accrued expenses	2,685,756	(497,140)
Net cash flows provided by operating activities	3,444,273	2,059,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(7,499,205)
Proceeds from maturities of short-term investments	3,250,000	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(21,248,425)	(10,035,332)
Acquisitions of land and building	—	(4,979,710)
Proceeds from sale of equipment	10,672	—
Net cash flows used in investing activities	(17,987,753)	(22,514,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common stock	233,156	242,456
Proceeds from borrowings under line of credit	8,000,000	—
Net cash flows provided by financing activities	8,233,156	242,456
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,310,324)	(20,212,327)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,029,413	36,259,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,719,089	$16,046,925
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$131,302	$99,744
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$1,232,743	$1,975,350

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada, and other international test markets into major retail classes including Grocery and Mass (which includes club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated balance sheet as of June 30, 2016, statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2015 are unaudited. The results for three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or any other interim periods, or any future year or period.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has elected to early adopt this amendment in the second quarter of 2016. The Company has elected to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. The impact to the Company’s Consolidated Statements of Operations and Comprehensive Loss was not material. The amendments related to excess tax benefits are not material due to the Company’s net operating losses.

Note 3 – Inventories:

	June 30, 2016	December 31, 2015
Raw Materials and Work in Process	$2,208,301	$1,493,654
Packaging Components Material	959,915	1,161,814
Finished Goods	4,798,854	4,374,494
	7,967,070	7,029,962
Reserve for Obsolete Inventory	(102,444)	(176,515)
	$7,864,626	$6,853,447

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	June 30, 2016	December 31, 2015
Refrigeration Equipment	$58,067,264	$55,020,179
Machinery and Equipment	21,417,697	21,324,085
Building, Land, and Improvements	17,671,397	15,205,494
Furniture and Office Equipment	2,742,492	2,287,396
Automotive Equipment	317,615	317,292
Leasehold Improvements	141,726	140,672
Construction in Progress	32,872,634	19,388,195
	133,230,825	113,683,313
Less: Accumulated Depreciation and Amortization	(34,111,671)	(30,890,306)
	$99,119,154	$82,793,007

Depreciation expense related to property, plant and equipment totaled $2,127,220 and $4,161,502 for the three and six months ended June 30, 2016, of which $740,099 and $1,418,777 was recorded to cost of goods sold for the three and six months ended June 30, 2016, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $1,840,270 and $3,567,245 for the three and six months ended June 30, 2015, of which $632,476 and $1,251,730 was recorded to cost of goods sold for the three and six months ended June 30, 2015, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Due to the continued growth of the Company’s fresh pet food sales, the company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand plant capacity and increase distribution. The Company invested $15.3 million during the first half of 2016. We expect to spend an additional approximately $2.5 million to complete the project on time and on budget by the end of the third quarter.

Note 5 – Accrued Expenses:

	June 30, 2016	December 31, 2015
Accrued Compensation	$1,091,718	$451,819
Accrued Leadership Transition Expense (1)	1,181,565	—
Accrued Chiller Cost	993,685	559,957
Accrued Freight	351,690	337,233
Accrued Marketing	305,577	231,353
Accrued Insurance	284,561	218,134
Accrued Sales and Use Tax	45,886	45,886
Other Accrued Expenses	705,631	430,175
	$4,960,313	$2,274,557

(1) Accrued Leadership Transition Costs represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs association with leadership transition.

Note 6 – Debt:

On November 13, 2014, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprised of a 5-year $18.0 million term facility (the “Term Facility”), a 3-year $10.0 million revolving facility (the “Revolving Facility”) and

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of June 30, 2016, the Company was in compliance with all the covenants in the Loan Agreement and had $8.0 million in debt outstanding under the Credit Facilities. Accrued interest on the $8.0 million revolver totaled $0.1 million as of June 30, 2016. There was no accrued interest as of December 31, 2015. Interest expense and fees totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.  There was no interest expense recorded for the three and six months ended June 30, 2015.

See Note 11.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended June 30, 2016 and 2015 was $1,684,390 and $1,832,141, respectively.  Total compensation cost for share-based payments recognized for the six months ended June 30, 2016 and 2015 was $2,703,078 and $3,719,961, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At June 30, 2016, there were zero shares available for grant as the plan is frozen.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 2,220,280 options to purchase shares of the Company’s common stock). These options are either time-based (vest over 4 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company or an initial public offering, as defined in the stock grant agreement. At June 30, 2016, there were zero shares available for grant as the plan is frozen.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of June 30, 2016, the awards granted were either time-based (cliff vest over 3 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over 3 years and non-employee director RSUs cliff vest over 1 year).

At June 30, 2016, there were 371,425 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

Service Period Stock Options

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table includes activity related to outstanding service period stock options during the six months ended June 30, 2016.

Service Period Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,976,810	$8.00
Granted	345,131	9.05
Forfeited, Canceled, Expired	(4,771)	8.95
Exercised	(36,864)	6.32
Outstanding at June 30, 2016	2,280,306	$8.18

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the six months ended June 30, 2016.

Performance-Vested Stock Options	Number of Options (1)	Weighted Average Exercise Price
Outstanding at December 31, 2015	916,183	$9.34
Granted	117,759	9.05
Forfeited, Canceled, Expired	(1,120)	15.00
Exercised	—	0.00
Outstanding at June 30, 2016	1,032,822	$9.30

(1) As of June 30, 2016, 117,759 performance-vested stock options at a weighted average exercise price of $9.05 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three and six months ended June 30, 2016.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the six months ended June 30, 2016.

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—
Granted	105,313	$9.05
Forfeited, Canceled, Expired	—	—
Issued Upon Vesting	—	—
Outstanding at June 30, 2016	105,313	$9.05

Note 8 – Net Loss Attributable to Common Stockholders:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities. Diluted net loss per share of common stock is the

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2016 and June 30, 2015.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service Period Stock Options	2,149,748	2,004,957	2,063,021	2,011,236
Restricted Stock Units	59,022	—	29,511	—
Warrants	61,117	61,117	61,117	61,117
Total	2,269,887	2,066,074	2,153,649	2,072,353

For the three and six months ended June 30, 2016 and 2015, there were no adjustments between net loss and net loss attributable to common stockholders.

Note 9 – Related Party Transactions:

Payments of $1,606,521 and $3,181,895 for the three and six months ended June 30, 2016, and $1,405,293 and $2,885,482 for the three and six months ended June 30, 2015, were made to one stockholder for the purchase of raw materials. We believe that all payments made to the shareholder are at market value and thus at arms-length.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—For the three months ended June 30, 2016 and 2015, net sales to one of our distributors, which sells directly to three of our customers, accounted for 22% of our net sales. For the three months ended June 30, 2016, no customer accounted for more than 10% of our net sales, while one customer accounted for more than 10% of our net sales during the same period in 2015.

For the six months ended June 30, 2016 and 2015, net sales to one of our distributors which sells directly to three of our customers, accounted for 21% of our net sales. For the six months ended June 30, 2016 no customer accounted for more than 10% of our net sales, while for the same period in 2015, one customer accounted for 11% of our net sales.

Major Suppliers—The Company purchased approximately 22% of its raw materials from one vendor during the three and six months ended June 30, 2016, and approximately 48% and 49% from three vendors during the three and six months ended June 30, 2015. Each of the respective vendors was over 10% of our purchased raw materials during the respective period.

The Company purchased approximately 87% and 79% of its packaging material from three vendors during the three and six months ended June 30, 2016, and 68% and 71% of its packaging material from three vendors during the three and six months ended June 30, 2015. Each of the respective vendors was over 10% of our purchased packaging material during the respective period.

The Company also purchased approximately 86% and 87% of its treats finished goods from four vendors for the three and six months ended June 30, 2016, and approximately 97% and 95% from three vendors for the three and six months ended June 30, 2015. Each of the respective vendors was over 10% of our purchased treats finished goods during the respective period.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Sales By Class of Retailer – The following table sets forth net sales by class of retailer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Grocery, Mass and Club	$25,878,388	$21,629,868	$50,033,099	$42,113,913
Pet Specialty, Natural and Other	7,123,821	6,729,536	14,422,811	13,300,165
Net Sales	$33,002,209	$28,359,404	$64,455,910	$55,414,078

Note 11 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements.

In July 2016, the Company drew an additional $2.0 million under its Credit Facilities.

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

Recent Developments

Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase sales. During the first half of 2016, we invested $15.3 million of capital expenditures. We expect to spend an additional approximately $2.5 million to complete the project on time and on budget by the end of the third quarter. We believe the expansion will increase our production capacity at our Freshpet Kitchens by at least 130%. In order to fund the expansion, we borrowed $8.0 million of our $40.0 million revolver in the second quarter. In July 2016, the Company drew an additional $2.0 million under its Credit Facilities. We expect to repay this indebtedness by the first half of fiscal 2017.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 15,700 retail stores as of June 30, 2016. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. Prior to the second quarter of 2016, outbound freight from our Freshpet Kitchens was managed by a national third party refrigerated and frozen human food manufacturer. As of June 30, 2016, we have transitioned to a new logistics provider. We expect our new third party logistics provider’s infrastructure to result in cost efficiencies in logistics. Additionally, we sell through third-party distributors for the grocery, mass, club, pet specialty and natural classes in the United States and Canada.

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

Freshpet Fridge operating costs. Freshpet Fridge operating costs consist of repair costs, and depreciation. The purchase and installation costs for new Freshpet Fridges are capitalized and depreciated over the estimated useful life. All new refrigerators are covered by a manufacturer warranty for one to three years. We subsequently incur maintenance and freight costs for repairs and refurbishments handled by third-party service providers.

Research & development. Research and development costs consist of expenses to develop and test new products.  The cost are expensed as incurred.

Brokerage. We utilize third-party brokers to assist with monitoring our products at the point-of-sale as well as representing us at headquarters for various customers. These brokers visit our retail customers’ store locations and ensure items are stocked, and maintain Freshpet Fridge appearance.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Selling, general and administrative costs. Selling, general & administrative (“SG&A”) costs as a percentage of net sales have decreased from 62.7% in the year ended 2013 to 55.7% in the year ended 2014 and to 50.2% in the year ended 2015. SG&A costs as a percentage of net sales decreased from 56.7% in the six months ended June 30, 2015 to 53.3% in the six months ended June 30, 2016. We expect our SG&A expenses to continue to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Consolidated Statements of Operations Data	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$33,002	100%	$28,359	100%	$64,456	100%	$55,414	100%
Cost of goods sold	18,090	55	14,699	52	34,656	54	28,501	51
Gross profit	14,912	45	13,660	48	29,800	46	26,913	49
Selling, general and administrative expenses	17,887	54	15,738	55	34,374	53	31,416	57
Loss from operations	(2,975)	(9)	(2,078)	(7)	(4,574)	(7)	(4,503)	(8)
Other expenses:
Other expenses, net	(94)	(0)	(25)	(0)	(135)	(0)	(135)	(0)
Interest expense	(159)	(0)	(111)	(0)	(276)	(0)	(148)	(0)
Loss before income taxes	(3,228)	(10)	(2,214)	(8)	(4,985)	(8)	(4,786)	(9)
Income tax expense	15	0	15	0	30	0	30	0
Net loss	$(3,243)	(10)%	$(2,229)	(8)%	$(5,015)	(8)%	$(4,816)	(9)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2016			2015
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$25,878	78%	11,085	$21,630	76%	10,036
Pet Specialty, Natural and Other (2)	7,124	22	4,710	6,730	24	4,318
Net Sales	$33,002	100%	15,795	$28,360	100%	14,354

(1)Stores at June 30, 2016 and June 30, 2015 consisted of 7,343 and 6,558 grocery and 3,742 and 3,478 mass, respectively.

(2)Stores at June 30, 2016 and June 30, 2015 consisted of 4,412 and 4,055 pet specialty and 298 and 263 natural, respectively.

* Includes sales from Freshpet Baked product of $1.2 million and $1.0 million, or 3.7% and 3.5% of total net sales, for the three months ended June 30, 2016 and 2015, respectively.

Net sales increased $4.6 million, or 16%, to $33.0 million for the three months ended June 30, 2016 as compared to the same period in the prior year. The increase in net sales was driven by increased velocity. The Company also experienced an increase of Freshpet Fridge store locations, which grew by 10.0% from 14,354 as of June 30, 2015 to 15,795 as of June 30, 2016.

Gross Profit

Gross profit increased $1.3 million, or 9%, to $14.9 million for the three months ended June 30, 2016 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales. The increase in gross profit was partially offset by manufacturing throughput constraints associated with new product innovation, selling mix, as well as $0.4 million of non-capitalizable start-up costs associated with the construction of the Freshpet Kitchens expansion.

Our gross profit margin of 45% for the three months ended June 30, 2016 decreased 298 basis points compared to the same period in the prior year. Start-up costs associated with the expansion of the Company’s Freshpet Kitchens reduced gross margin by approximately 130 basis points in the second quarter of 2016. The remaining decrease was attributable to our new product introductions and selling mix. Our new product introductions have historically started with lower gross profit margins and increased over time. Generally we have been able to optimize the production of our new product introductions over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale, with increased sales volume of our current core and new product introductions, and cost benefits from our increased plant capacity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million, or 14%, to $17.9 million for the three months ended June 30, 2016 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $0.1 million due to increased volume and sales, higher advertising expenses of $0.4 million, higher depreciation of $0.2 million, additional non-recurring costs of $1.0 million, and incremental operating expenses of $0.5 million, offset by lower share-based compensation expense of $0.1 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses decreased to 54% for the three months ended June 30, 2016 from 55% for the three months ended June 30, 2015. After adjusting $1.6 million and $1.7 million for non-cash items related to share-based compensation in the second quarter of 2016 and 2015, respectively, $1.6 million of leadership transition expenses in the second quarter of 2016, and $0.6 million of costs associated with the secondary offering in the second quarter of 2015, Adjusted SG&A, which is a non-GAAP financial measure used by the Company that makes certain adjustments to SG&A calculated under GAAP, decreased as a percentage of net sales to 45% in the second quarter of 2016 compared to 47% of net sales in the second quarter of 2015.

Loss from Operations

Loss from operations increased $0.9 million, or 43%, to $3.0 million for the three months ended June 30, 2016 as compared to the same period in the prior year as a result of the factors mentioned above.

Interest Expense

For the three months ended June 30, 2016, interest expense was $0.2 million, which related to fees and interest expense on our short-term borrowings of our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the three months ended June 30, 2015 was $0.1 million.

Other Expenses, net

Other expenses, net, did not fluctuate significantly in the three months ended June 30, 2016 compared to the same period in the prior year.

Net Loss

Net loss increased $1.0 million, or 46%, to $3.2 million for the three months ended June 30, 2016 as compared to the same period in the prior year.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Sales

The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2016			2015
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$50,033	78%	11,085	$42,114	76%	10,036
Pet Specialty, Natural and Other (2)	14,423	22	4,710	13,300	24	4,318
Net Sales	$64,456	100%	15,795	$55,414	100%	14,354

(1)Stores at June 30, 2016 and June 30, 2015 consisted of 7,343 and 6,558 grocery and 3,742 and 3,478 mass, respectively.

(2)Stores at June 30, 2016 and June 30, 2015 consisted of 4,412 and 4,055 pet specialty and 298 and 263 natural, respectively.

* Includes sales from Freshpet Baked product of $2.7 million and $1.5 million, or 4.2% and 2.8% of total net sales, for the six months ended June 30, 2016 and 2015, respectively.

Net sales increased $9.0 million, or 16%, to $64.5 million for the six months ended June 30, 2016 as compared to the same period in the prior year. The increase in net sales was driven by increased velocity. The Company also experienced an increase of Freshpet Fridge store locations, which grew by 10.0% from 14,354 as of June 30, 2015 to 15,795 as of June 30, 2016.

Gross Profit

Gross profit increased $2.9 million, or 11%, to $29.8 million for the six months ended June 30, 2016 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales. The increase in gross profit was partially offset by manufacturing throughput constraints associated with new product innovation, selling mix, as well as $0.7 million of non-capitalizable start-up costs associated with the construction of the Freshpet Kitchens expansion.

Our gross profit margin of 46% for the six months ended June 30, 2016, decreased 233 basis points as compared to the same period in the prior year. Start-up costs associated with the expansion of the Company’s Freshpet Kitchens reduced gross margin by approximately 100 basis points in the six months ended June 30, 2016. The remaining decrease was attributable to our new product introductions and selling mix. Our new product introductions have historically started with lower gross profit margins and increased over time. Generally we have been able to optimize the production of our new product introductions over time as they are incorporated into our core Freshpet recipes. As a result, we expect our gross profit margin to increase as we realize efficiencies of scale, with increased sales volume of our current core and new product introductions, and cost benefits from our increased plant capacity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.0 million, or 9%, to $34.4 million for the six months ended June 30, 2016 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $0.4 million due to increased volume, higher advertising expenses of $1.4 million, higher depreciation of $0.4 million, additional non-recurring costs of $1.0 million, and incremental operating expenses of $0.8 million, offset by lower share-based compensation expense of $1.0 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses decreased to 53% for the six months ended June 30, 2015 from 57% for the six months ended June 30, 2016. After adjusting $2.6 million and $3.5 million for non-cash items related to share-based compensation in the second quarter of 2016 and 2015, respectively, $1.6 million of leadership transition expenses in the six months ended June 30, 2016, and $0.6 million of costs associated with the secondary offering in the six months ended June 30, 2015, Adjusted SG&A, which is a non-GAAP financial measure used by the Company that makes certain adjustments to SG&A calculated under GAAP, decreased as a percentage of net sales to 47% in the first six months of 2016 compared to 49% of net sales in the same period of 2015.

Loss from Operations

Loss from operations increased $0.1 million, or 2%, to $4.6 million for the six months ended June 30, 2016 as compared to the same period in the prior year as a result of the factors mentioned above.

Interest Expense

For the six months ended June 30, 2016, interest expense was $0.3 million, which related to fees and interest expense on our short-term borrowings of our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the six months ended June 30, 2015 was $0.2 million.

Other Expenses, net

Other expenses, net, did not fluctuate significantly in the six months ended June 30, 2016 as compared to the same period in the prior year.

Net Loss

Net loss increased $0.2 million, or 4%, to $5.0 million for the six months ended June 30, 2016 as compared to the same period in the prior year.

Non-GAAP Financial Measures

Freshpet uses the following non-GAAP financial measures in its financial communications. These non-GAAP financial measures should be considered as supplements to the GAAP reported measures, should not be considered replacements for, or superior to, the GAAP measures and may not be comparable to similarly named measures used by other companies.

•Adjusted SG&A expenses

•Adjusted SG&A expenses as a % of net sales

•EBITDA

•Adjusted EBITDA

Adjusted SG&A Expenses, EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. As used herein, Freshpet defines Adjusted SG&A Expenses as SG&A Expenses before non-cash items related to share-based compensation, leadership transition expenses, and secondary fees. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant startup expense, share-based compensation, warrant fair valuation, launch expenses, secondary fees, and leadership transition costs.

We present Adjusted SG&A Expenses, EBITDA and Adjusted EBITDA because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to net loss set forth below, provides a more complete understanding of our business than could be obtained absent this disclosure. We use Adjusted SG&A Expenses, EBITDA and Adjusted EBITDA, together with financial measures prepared in accordance with U.S. GAAP, such as net sales, gross profit margins, and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

Adjusted EBITDA is further utilized for our covenant requirements under our credit agreement, and additionally as an important component of internal budgeting and setting management compensation.

Adjusted SG&A Expenses, EBITDA and Adjusted EBITDA are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed below.

Adjusted SG&A Expenses, EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net loss, income from operations or any other measure of financial performance calculated and prescribed in accordance with U.S. GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do.

Our presentation of Adjusted SG&A Expenses and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that Adjusted SG&A Expenses, EBITDA and Adjusted EBITDA have limitations as analytical financial measures. For example, neither Adjusted SG&A Expenses, EBITDA nor Adjusted EBITDA reflects:

•	our capital expenditures or future requirements for capital expenditures;
•	the interest expense, or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;
•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does Adjusted SG&A Expenses, EBITDA or Adjusted EBITDA reflect any cash requirements for such replacements; and

•	changes in or cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes (i) non-cash stock based compensation expense, which is and will remain a key element of our overall long term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and non-capitalizable freight costs associated with Freshpet Fridge replacements. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate Adjusted SG&A Expenses, EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss which is the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income (loss)	$(3,243)	$(2,229)	$(5,015)	$(4,816)
Depreciation and amortization	2,166	1,869	4,237	3,624
Interest expense	159	111	276	148
Income tax expense	15	15	30	30
EBITDA	$(903)	$(234)	$(472)	$(1,014)
Loss on disposal of equipment	15	72	159	81
Launch expense (a)	588	596	1,310	1,400
Plant startup expenses and processing (b)	430	—	668	—
Noncash stock based compensation (c)	1,665	1,804	2,671	3,664
Warrant fair valuation (d)	86	(44)	28	70
Secondary fees (e)	—	593	—	593
Leadership transition expenses (f)	1,580	—	1,580	—
Adjusted EBITDA	$3,461	$2,787	$5,944	$4,794

(a)Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)Represents additional operating costs incurred in 2016 in connection with the startup of our new manufacturing lines as part of the Freshpet Kitchens expansion project.

(c)Represents non-cash stock based compensation expense.

(d)Represents the change of fair value for the outstanding warrants.

(e)Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.

(f)Represents charges associated within our former Chief Executive Officer’s separation agreement as well as incremental costs association with leadership transition.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses which is the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
SG&A Expenses (as reported)	$17,887	$15,738	$34,374	$31,416
Noncash stock based compensation (a)	1,609	1,733	2,566	3,519
Secondary fees (b)	—	593	—	593
Leadership transition expenses (c)	1,580	—	1,580	—
Adjusted SG&A Expenses	$14,698	$13,412	$30,228	$27,304
Adjusted SG&A Expenses as a % of sales
Adjusted SG&A Expenses	$14,698	$13,412	$30,228	$27,304
Net Sales	$33,002	$28,359	$64,456	$55,414
Adjusted SG&A Expense as a % of sales	44.5%	47.3%	46.9%	49.3%

(a)Represents non-cash stock based compensation expense.

(b)Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.

(c)Represents charges associated within our former Chief Executive Officer’s separation agreement as well as incremental costs association with leadership transition.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our current and future cash flow from operations, and our current available borrowing capacity. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Working Capital consists of current assets net of current liabilities. The working capital decrease to $(2.0) million at June 30, 2016 compared with $16.2 million at December 31, 2015 is primarily related to a decrease in cash and cash equivalents as a result of $21.2 million of capital expenditures related to the Freshpet Kitchens expansion project, recurring capital expenditures, and investment in fridges, partially offset by cash flows from operations of $3.4 million and other activities.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. During the first half of 2016, we invested $15.3 million of capital expenditures for the Freshpet Kitchens expansion project. We expect to spend an additional approximately $2.5 million to complete the project on time and on budget by the end of the third quarter. We expect to be able to use our current liquidity position, which includes borrowings available under our credit facilities and future operating cash flows, to fund the plant expansion. With the wind down of the expansion project, we expect to run the business and payback short-term borrowings with cash flow from operations.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of June 30, 2016, our capital resources consisted primarily of $1.7 million cash on hand and $32.0 million available under our Credit Facilities. As noted above, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility. In order to fund the expansion, we borrowed $8.0 million of our $40.0 million revolver in the second quarter. We expect to repay this indebtedness by the first half of fiscal 2017.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)
Cash at the beginning of period	$8,029	$36,259
Net cash provided by operating activities	3,444	2,059
Net cash used in investing activities	(17,988)	(22,514)
Net cash provided by financing activities	8,233	242
Cash at the end of period	$1,719	$16,047

Net Cash Provided by Operating Activities.

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the six months ended June 30, 2016, net cash provided by operating activities was $3.4 million, primarily consisting of adjusted net income of $2.3 million, which excludes $7.3 million of non-cash items primarily relating to $2.7 million of share based compensation and $4.2 million of depreciation and amortization. Proceeds were offset by a change in operating assets and liabilities of $1.2 million. Change in assets of $3.0 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales, offset by favorable days outstanding, as well as an increase in the number of stores with a Freshpet fridge. The increase in liabilities of $4.2 million was due to timing of payments and accrued leadership transition costs. The increase in liabilities was due to timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $18.0 million for the six months ended June 30, 2016, relating primarily to June 30, 2016 capital expenditures for Freshpet Kitchens of $17.0 million (including the Freshpet Kitchens expansion of $15.3 million and recurring capital expenditures of $1.7 million) and investment in fridges and other capital spend of $4.3 million. The cash used in investing activities was partially offset by maturities of short-term investments of $3.3 million.

Net cash used in investing activities was $22.5 million for the six months ended June 30, 2015, relating primarily to purchases of short-term investments of $7.5 million, capital expenditures related to the Freshpet Kitchens of $5.5 million (including the Freshpet Kitchens expansion of $5.3 million and recurring capital expenditures of $0.2 million), purchase of a building with 6.5 acres of land adjacent to our Freshpet Kitchens for $5.0 million and investment in fridges as well as other miscellaneous capital spend of $4.5 million.

Net Cash from Financing Activities

Net cash from financing activities was $8.2 million for the six months ended June 30, 2016, attributable to the exercise of stock options and the proceeds from borrowing under our line of credit of $8.0 million.

Net cash from financing activities was $0.2 million for the six months ended June 30, 2015, attributable to the exercise of stock options.

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

As of June 30, 2016, the Company was in compliance with all the covenants in the Loan Agreement and had $8.0 million in debt outstanding under the Credit Facilities. Accrued interest on the $8.0 million revolver totaled $0.1 million as of June 30, 2016. There was no accrued interest as of December 31, 2015. Interest expense totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our Form 10-K, with the exception for $1.1 million of accrued leadership transition costs due in less than one year, $0.1 million of accrued leadership transition costs due between one and three years, and $8.0 million drawn under the Credit Facilities due between three and five years.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has elected to early adopt this amendment in the second quarter of 2016. We have elected to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. The impact to the Company’s Consolidated Statements of Operations and Comprehensive Loss was not material. The amendments related to excess tax benefits are not material due to the Company’s net operating losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of June 30, 2016, we borrowed $8.0 million under our $40.0 Million Credit Facility. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Operating Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr
31.1	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of President and Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Schema Documents
EX-101.CAL	XBRL Calculation Linkbase Document
EX-101.LAB	XBRL Labels Linkbase Document
EX-101.PRE	XBRL Presentation Linkbase Document
EX-101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2016	FRESHPET, INC.

/s/ Scott Morris Scott Morris President and Chief Operating Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)