Form 10-Q
period 2016-09-30
Freshpet, Inc.
filed 2016-11-04
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 2, 2016 was 33,843,655.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,496,313	$8,029,413
Short-term investments	—	3,250,000
Accounts receivable, net of allowance for doubtful accounts	8,669,359	7,030,719
Inventories, net	6,320,806	6,853,447
Prepaid expenses and other current assets	780,023	229,631
Total Current Assets	19,266,501	25,393,210
Property, plant and equipment, net	100,006,113	82,793,007
Deposits on equipment	3,244,730	3,243,519
Other assets	2,085,824	1,667,838
Total Assets	$124,603,168	$113,097,574
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	5,669,788	6,668,643
Accrued expenses	4,720,267	2,274,557
Accrued warrants	185,307	204,314
Borrowings under Credit Facilities	9,000,000	—
Total Current Liabilities	$19,575,362	$9,147,514
Total Liabilities	$19,575,362	$9,147,514
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,839,791 and 33,536,940 issued and outstanding on September 30, 2016 and December 31, 2015, respectively	33,839	33,537
Additional paid-in capital	297,956,502	292,484,986
Accumulated deficit	(192,962,535)	(188,568,463)
Total Stockholders' Equity	105,027,806	103,950,060
Total Liabilities and Stockholders' Equity	$124,603,168	$113,097,574

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET SALES	$34,536,151	$30,570,506	$98,992,060	$85,984,583
COST OF GOODS SOLD	19,185,274	16,523,960	53,841,492	45,024,855
GROSS PROFIT	15,350,877	14,046,546	45,150,568	40,959,728
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	14,542,680	16,060,244	48,916,509	47,476,089
INCOME/(LOSS) FROM OPERATIONS	808,197	(2,013,698)	(3,765,941)	(6,516,361)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	41,601	467,168	(93,036)	332,325
Interest Expense	(214,067)	(113,820)	(490,097)	(262,038)
	(172,466)	353,348	(583,133)	70,287
INCOME/(LOSS) BEFORE INCOME TAXES	635,731	(1,660,350)	(4,349,074)	(6,446,074)
INCOME TAX EXPENSE	15,000	15,000	45,000	45,000
NET INCOME/(LOSS)	620,731	(1,675,350)	(4,394,074)	(6,491,074)
NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$620,731	$(1,675,350)	$(4,394,074)	$(6,491,074)
NET INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.02	$(0.05)	$(0.13)	$(0.19)
-DILUTED	$0.02	$(0.05)	$(0.13)	$(0.19)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,717,676	33,509,303	33,603,535	33,488,161
-DILUTED	34,171,036	33,509,303	33,603,535	33,488,161

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,394,074)	$(6,491,074)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for gains on accounts receivable	(7,147)	(2,784)
Loss on disposal of equipment and deposits on equipment	169,797	83,322
Share based compensation	3,459,094	5,490,090
Fair value adjustment for outstanding warrants	(19,007)	(405,083)
Change in reserve for inventory obsolescence	113,581	32,877
Depreciation and amortization	6,958,113	5,543,031
Amortization of deferred financing costs and loan discount	109,678	108,961
Changes in operating assets and liabilities
Accounts receivable	(1,631,493)	(1,666,171)
Inventories	419,060	479,251
Prepaid expenses and other current assets	(550,392)	995,823
Other assets	(324,893)	(164,798)
Accounts payable	571,388	1,698,144
Accrued expenses	2,445,710	(732,021)
Net cash flows provided by operating activities	7,319,415	4,969,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(7,499,205)
Proceeds from maturities of short-term investments	3,250,000	3,750,000
Acquisitions of property, plant and equipment, software and deposits on equipment	(26,096,094)	(17,565,512)
Acquisitions of land and building	—	(4,984,501)
Proceeds from sale of equipment	12,513	29,400
Net cash flows used in investing activities	(22,833,581)	(26,269,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common stock	1,981,066	291,750
Proceeds from borrowings under Credit Facilities	10,000,000	—
Repayment of borrowings under Credit Facilities	(1,000,000)	—
Net cash flows provided by financing activities	10,981,066	291,750
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,533,100)	(21,008,500)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,029,413	36,259,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,496,313	$15,250,752
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$363,991	$175,577
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$472,362	$577,689

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

Basis of Presentation – The accompanying consolidated balance sheet as of September 30, 2016, statements of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2016 and 2015, and statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2015 are unaudited. The results for three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or any other interim periods, or any future year or period.

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

Note 2 – Recently Issued Accounting Standards:

In May 2014, the Financing Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations and ASU No. 2016-12 regarding narrow scope improvements and practical expedients. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest,” which requires that debt issuance cost be presented on the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discounts or premiums. This new guidance was adopted beginning January 1, 2016 and did not impact the Company’s consolidated financial statements other than presentation.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the first-in first-out (“FIFO”) or average cost methods are used. This new guidance is effective for the Company’s fiscal year beginning after December 15, 2016. The impact of ASU No. 2015-11 will depend on future valuation of the Company’s inventory.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases,” which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is assessing the impact of ASU No. 2016-02 on its corporate office lease, and upon adoption of this guidance, expects to record the lease on its consolidated balance sheet in accordance with ASU No. 2016-02.

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which clarifies the implementation of guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements under ASU No. 2014-09. The Company is assessing the impact of ASU No. 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt this amendment in the second quarter of 2016. The Company has elected to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. The impact on the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss) was not material. The amendments related to excess tax benefits are not material due to the Company’s net operating losses.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows”, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, such as proceeds from insurance claims. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company accounts for all applicable cash flows in accordance with this guidance and does not expect the standard to have a material impact on its consolidated financial statements and financial statement disclosures.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Inventories:

	September 30, 2016	December 31, 2015
Raw Materials and Work in Process	$1,801,528	$1,493,654
Packaging Components Material	1,029,960	1,161,814
Finished Goods	3,704,215	4,374,494
	6,535,703	7,029,962
Reserve for Obsolete Inventory	(214,896)	(176,515)
	$6,320,806	$6,853,447

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	September 30, 2016	December 31, 2015
Refrigeration Equipment	$59,925,005	$55,020,179
Machinery and Equipment	39,190,481	21,324,085
Building, Land, and Improvements	24,010,914	15,205,494
Furniture and Office Equipment	3,559,345	2,287,396
Automotive Equipment	317,615	317,292
Leasehold Improvements	141,726	140,672
Construction in Progress	9,610,561	19,388,195
	136,755,647	113,683,313
Less: Accumulated Depreciation and Amortization	(36,749,534)	(30,890,306)
	$100,006,113	$82,793,007

Depreciation expense related to property, plant and equipment totaled $2,669,278 and $6,830,780 for the three and nine months ended September 30, 2016, respectively, of which $1,241,563 and $2,660,340 was recorded to cost of goods sold for the three and nine months ended September 30, 2016, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $1,888,244 and $5,455,489 for the three and nine months ended September 30, 2015, respectively, of which $645,033 and $1,896,763 was recorded to cost of goods sold for the three and nine months ended September 30, 2015, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Due to the continued growth of the Company’s fresh pet food sales, the Company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand plant capacity and increase distribution. The Company invested $17.4 million in the Freshpet Kitchens expansion during 2016. A portion of the new equipment was placed in service in July 2016. The remainder of the new equipment will be placed in service in the fourth quarter of 2016.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Accrued Expenses:

	September 30, 2016	December 31, 2015
Accrued Compensation	1,662,333	$451,819
Accrued Leadership Transition Expense (1)	620,377	—
Accrued Chiller Cost	1,217,329	559,957
Accrued Freight	329,855	337,233
Accrued Marketing	218,828	231,353
Accrued Insurance	4,224	218,134
Accrued Sales and Use Tax	45,886	45,886
Other Accrued Expenses	621,435	430,175
	$4,720,267	$2,274,557

(1) Accrued Leadership Transition Costs represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

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

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of September 30, 2016, the Company was in compliance with all the covenants in the Loan Agreement and had $9.0 million in debt outstanding under the Credit Facilities.

There was no accrued interest on the Credit Facilities as of September 30, 2016 or December 31, 2015. Interest expense and fees totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. Interest expense and fees totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended September 30, 2016 and 2015 was $787,675 and $1,853,491, respectively.  Total compensation cost for share-based payments recognized for the nine months ended September 30, 2016 and 2015 was $3,490,754 and $5,573,451, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company. These options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At September 30, 2016, there were zero shares available for grant as the 2006 Plan is frozen.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 2,220,280 options to purchase shares of the Company’s common stock). These options are either time-based (vest over 4 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as either as change of control in the Company or an initial public offering (as defined in the stock option grant agreement). At September 30, 2016, there were zero shares available for grant as the 2010 plan is frozen.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of September 30, 2016, the awards granted were either time-based (cliff vest over 3 years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over 3 years and non-employee director RSUs cliff vest over 1 year).

At September 30, 2016, there were 2,611,636 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During the three months ended September 30, 2016, stock-based awards were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of September 30, 2016, the awards granted were time-based (cliff vest over 4 years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

During the three months ended September 30, 2016, 500,000 service period stock options and 500,000 performance-based stock options were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules.

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the nine months ended September 30, 2016.

Service Period Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,976,810	$8.00
Granted	845,131	9.75
Forfeited, Canceled, Expired	(9,595)	9.00
Exercised	(302,851)	6.54
Outstanding at September 30, 2016	2,509,495	$8.76

During the three months ended September 30, 2016, 500,000 service period stock options were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules.

Performance-Vested Stock Options

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table includes activity related to outstanding performance-vested stock options during the nine months ended September 30, 2016.

Performance-Vested Stock Options	Number of Options (1)	Weighted Average Exercise Price
Outstanding at December 31, 2015	916,183	$9.34
Granted	883,759	9.67
Forfeited, Canceled, Expired	(1,870)	15.00
Exercised	—	0.00
Outstanding at September 30, 2016	1,798,072	$9.50

(1) As of September 30, 2016, 447,501 performance-vested stock options have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three and nine months ended September 30, 2016.

During the three months ended September 30, 2016, 266,000 performance-vested stock options were granted under the 2014 Plan. Additionally, 500,000 performance-vested stock options were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the nine months ended September 30, 2016.

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—
Granted	105,313	$9.05
Forfeited, Canceled, Expired	(2,956)	9.05
Issued Upon Vesting	—	—
Outstanding at September 30, 2016	102,357	$9.05

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no restricted stock units granted during the three months ended September 30, 2016.

Note 8 – Earnings Per Share:

Basic net income/(loss) per share of common stock is calculated by dividing net income/(loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income/(loss) per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three and nine months ended September 30, 2016 and 2015, there were no adjustments between net income/(loss) and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service Period Stock Options	2,263,098	1,980,651	2,130,200	2,000,929
Restricted Stock Units	102,904	—	54,154	—
Warrants	61,117	61,117	61,117	61,117
Total	2,427,119	2,041,768	2,245,471	2,062,046

For the three months ended September 30, 2015, and nine months ended September 30, 2016 and September 30, 2015, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

For the three months ended September 30, 2016, diluted net income/(loss) per share of common stock is calculated as follows:

Three Months Ended
September 30,
2016
Net Income Attributable to Common Stockholders	$620,731

Weighted Average Common Shares Outstanding, Basic	33,717,676
Dilutive Effect of Stock-Based Awards:
Service Period Stock Options	381,953
Restricted Stock Units	49,283
Warrants	22,124
Weighted Average Common Shares Outstanding, Diluted	34,171,036

Basic Earnings per Share	$0.02
Diluted Earnings per Share	$0.02

For the three months ended September 30, 2016, there were 450,189 anti-dilutive service period stock options excluded from the diluted earnings per share calculation.

Note 9 – Related Party Transactions:

Payments of $1,484,600 and $4,666,495 for the three and nine months ended September 30, 2016, respectively, and $1,563,245 and $4,448,727 for the three and nine months ended September 30, 2015, respectively, were made to one stockholder for the purchase of raw materials. The Company believes that all payments made to the shareholder are at market value and thus at arms-length.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—For the three months ended September 30, 2016 and 2015, net sales to one of our distributors, which sells directly to three of our customers, accounted for 25% and 21% of our net sales, respectively. For the three months ended September 30, 2016, no customer accounted for more than 10% of our net sales, while for the same period in 2015, one customer accounted for more than 10% of our net sales.

For the nine months ended September 30, 2016 and 2015, net sales to one of our distributors, which sells directly to three of our customers, accounted for 23% and 21% of our net sales, respectively. For the nine months ended September 30, 2016, no customer accounted for more than 10% of our net sales, while for the same period in 2015, one customer accounted for more than 10% of our net sales.

Major Suppliers—The Company purchased approximately 22% of its raw materials from one vendor during both the three and nine months ended September 30, 2016, and approximately 24% and 40% from three vendors during the three and nine months ended September 30, 2015, respectively. Each of the respective vendors was over 10% of our purchased raw materials during the respective period.

The Company purchased approximately 89% and 82% of its packaging material from three vendors during the three and nine months ended September 30, 2016, respectively and 69% and 70% of its packaging material from three vendors during the three and nine months ended September 30, 2015, respectively. Each of the respective vendors was over 10% of our purchased packaging material during the respective period.

The Company also purchased approximately 90% and 88% of its treats finished goods from four vendors for the three and nine months ended September 30, 2016, respectively and approximately 86% and 92% from three vendors for the three and nine months ended September 30, 2015, respectively. Each of the respective vendors was over 10% of our purchased treats finished goods during the respective period.

Net Sales By Class of Retailer – The following table sets forth net sales by class of retailer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Grocery, Mass and Club	$27,550,612	$23,540,110	$77,583,710	$65,654,024
Pet Specialty, Natural and Other	6,985,539	7,030,396	21,408,350	20,330,559
Net Sales	$34,536,151	$30,570,506	$98,992,060	$85,984,583

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

Recent Developments

Due to the continued growth of the Company’s fresh pet food sales, the Company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand plant capacity and increase distribution. The Company invested $17.4 million in the Freshpet Kitchens expansion during 2016. A portion of the new equipment was placed in service in July 2016, which resulted in incremental depreciation expense of $0.5 million in the third quarter of 2016. The remainder of the new equipment will be placed in service in the fourth quarter of 2016. In order to fund the expansion, we borrowed $10.0 million under our Credit Facilities in the second and third quarter and repaid $1.0 million during the third quarter. We expect to repay the remainder of this indebtedness by the end of the first half of 2017.

Additionally, we recently expanded our business on a test basis to two retailers in the United Kingdom, where our products are selling in 63 stores.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 16,200 retail stores as of September 30, 2016. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. Prior to the second quarter of 2016, outbound freight from our Freshpet Kitchens was managed by a national third party refrigerated and frozen human food manufacturer. During the second quarter, we transitioned to a new third party logistics provider. Through our new third party logistics provider’s infrastructure, we realized cost efficiencies in logistics during the third quarter. Additionally, we sell through third party distributors for the grocery, mass, club, pet specialty and natural classes in the United States, Canada, and on a test basis in the United Kingdom.

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

Freshpet Fridge operating costs. Freshpet Fridge operating costs consist of repair costs and depreciation. The purchase and installation costs for new Freshpet Fridges are capitalized and depreciated over estimated useful life. All new refrigerators are covered by a manufacturer warranty for one to three years. We subsequently incur maintenance and freight costs for repairs and refurbishments handled by third-party service providers.

Research & development. Research and development costs consist of expenses to develop and test new products.  The costs are expensed as incurred.

Brokerage. We utilize third-party brokers to assist with monitoring our products at the point-of-sale as well as representing us at headquarters for various customers. These brokers visit our retail customers’ store locations to ensure items are appropriately stocked and maintained.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Selling, general and administrative costs. Selling, general & administrative (“SG&A”) costs as a percentage of net sales have decreased from 62.7% in the year ended 2013 to 55.7% in the year ended 2014 and to 50.2% in the year ended 2015. SG&A costs as a percentage of net sales decreased from 55.2% in the nine months ended September 30, 2015 to 49.4% in the nine months ended September 30, 2016. We expect our SG&A expenses to continue to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $158.0 million as of December 31, 2015, which will expire between 2025 and 2035. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOL carry forwards expiring unused. As of December 31, 2015, we had approximately $128.6 million of state NOL carry forwards, which will expire between 2016 and 2035. At December 31, 2015, we had a full valuation allowance against our deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$34,536	100%	$30,571	100%	$98,992	100%	$85,985	100%
Cost of goods sold	19,185	56	16,524	54	53,841	54	45,025	52
Gross profit	15,351	44	14,047	46	45,151	46	40,960	48
Selling, general and administrative expenses	14,543	42	16,060	53	48,917	49	47,476	55
Income/(loss) from operations	808	2	(2,013)	(7)	(3,766)	(4)	(6,516)	(8)
Other income/(expenses):
Other income/(expenses), net	42	0	467	2	(93)	(0)	332	0
Interest expense	(214)	(0)	(114)	(0)	(490)	(0)	(262)	(0)
Income/(loss) before income taxes	636	2	(1,660)	(5)	(4,349)	(4)	(6,446)	(7)
Income tax expense	15	0	15	0	45	0	45	0
Net income/(loss)	$621	2%	$(1,675)	(5)%	$(4,394)	(4)%	$(6,491)	(8)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2016			2015
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$27,551	80%	11,454	$23,540	77%	10,213
Pet Specialty, Natural and Other (2)	6,985	20	4,807	7,030	23	4,457
Net Sales	$34,536	100%	16,261	$30,570	100%	14,670

(1)Stores at September 30, 2016 and September 30, 2015 consisted of 7,669 and 6,695 Grocery and 3,785 and 3,518 Mass and Club, respectively.

(2)Stores at September 30, 2016 and September 30, 2015 consisted of 4,505 and 4,185 Pet Specialty and 302 and 272 Natural, respectively.

* Includes sales from Freshpet Baked product of $0.9 million and $1.8 million, or 2.5% and 5.9% of total net sales, for the three months ended September 30, 2016 and 2015, respectively.

Net sales increased $4.0 million, or 13%, to $34.5 million for the three months ended September 30, 2016 as compared to the same period in the prior year. The $4.0 million increase in net sales was driven by growth in the Grocery, Mass, and Club refrigerated channel of $4.9 million, partially offset by declines in Pet Specialty of less than $0.1 million and Baked of $0.9 million. The Company experienced an increase of Freshpet Fridge store locations, which grew by 10.8% from 14,670 as of September 30, 2015 to 16,261 as of September 30, 2016.

Gross Profit

Gross profit increased $1.3 million, or 9%, to $15.4 million for the three months ended September 30, 2016 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, partially offset by increased depreciation due to our Freshpet Kitchens expansion and non-capitalizable start-up costs associated with the Freshpet Kitchens expansion.

Our gross profit margin of 44% for the three months ended September 30, 2016 decreased 150 basis points compared to the same period in the prior year, primarily related to 146 basis points due to increased depreciation of our Freshpet Kitchens expansion, and 157 basis points due to non-capitalizable start-up costs associated with the Freshpet Kitchens expansion.

Adjusted Gross Profit was $17.1 million and $14.7 million in the three months ended September 30, 2016 and 2015, respectively. Adjusted Gross Profit Margin was 49.6% and 48.1% in the three months ended September 30, 2016 and 2015, respectively. Adjusted Gross Profit excludes $1.2 million of depreciation expense and $0.5 million of non-capitalizable plant start-up costs in the three months ended September 30, 2016, and $0.6 million of depreciation expense in the three months ended September 30, 2015. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.5 million, or 9%, to $14.5 million for the three months ended September 30, 2016 as compared to the same period in the prior year. Key components of the dollar decrease include lower outbound freight costs of $0.3 million due to optimizations realized with our new logistics provider, lower advertising expenses of $1.8 million, lower share-based compensation expenses of $1.0 million, and lower non-recurring costs of $0.3 million, offset by higher depreciation costs of $0.2 million, and incremental operating expenses of $1.7 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses decreased to 42% for the three months ended September 30, 2016 from 53% for the three months ended September 30, 2015. Adjusted SG&A decreased as a percentage of net sales to 41% in the third quarter of 2016 as compared to 47% of net sales in the third quarter of 2015. Adjusted SG&A excludes $0.7 million and $1.7 million for non-cash items related to share-based compensation in the third quarter of 2016 and 2015, respectively, and $0.3 million of change in estimate of leadership transition costs in the third quarter of 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income/(Loss) from Operations

Income from operations increased $2.8 million to $0.8 million for the three months ended September 30, 2016 as compared to a loss from operations of $2.0 million in the same period in the prior year as a result of the factors discussed above.

Interest Expense

For the three months ended September 30, 2016, interest expense was $0.2 million, which related to fees and interest expense on our short-term borrowings of our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the three months ended September 30, 2015 was $0.1 million.

Other Income/(Expenses), net

Other income/(expenses), net decreased $0.4 million, or 91%, to less than $0.1 million for the three months ended September, 2016, primarily related to the revaluation of warrants. Income related to the revaluation of warrants was less than $0.1 million for the three months ended September 30, 2016 as compared to income of $0.4 million for the same period in the prior year.

Net Income/(Loss)

Net income increased $2.3 million to $0.6 million for the three months ended September 30, 2016 as compared to a loss of $1.7 million for the same period in the prior year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Sales

The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2016			2015
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$77,584	78%	11,454	$65,654	76%	10,213
Pet Specialty, Natural and Other (2)	21,408	22	4,807	20,331	24	4,457
Net Sales	$98,992	100%	16,261	$85,985	100%	14,670

(1)Stores at September 30, 2016 and September 30, 2015 consisted of 7,669 and 6,695 Grocery and 3,785 and 3,518 Mass and Club, respectively.

(2)Stores at September 30, 2016 and September 30, 2015 consisted of 4,505 and 4,185 Pet Specialty and 302 and 272 Natural, respectively.

* Includes sales from Freshpet Baked product of $3.6 million and $3.3 million, or 3.6% and 3.9% of total net sales, for the nine months ended September 30, 2016 and 2015, respectively.

Net sales increased $13.0 million, or 15%, to $99.0 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. The $13.0 million increase in net sales was driven by growth in the Grocery, Mass, and Club refrigerated channel of $11.6 million, Pet Specialty of $1.1 million, and Baked of $0.3 million. The Company experienced an increase of Freshpet Fridge store locations, which grew by 10.8% from 14,670 as of September 30, 2015 to 16,261 as of September 30, 2016.

Gross Profit

Gross profit increased $4.2 million, or 10%, to $45.2 million for the nine months ended September 30, 2016 compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, partially offset by manufacturing throughput constraints associated with new product innovation, selling mix, increased depreciation due to our Freshpet Kitchens expansion, and non-capitalizable start-up costs associated with Freshpet Kitchens expansion.

Our gross profit margin of 46% for the nine months ended September 30, 2016, decreased 203 basis points as compared to the same period in the prior year primarily related to 51 basis points due to increased depreciation of our Freshpet Kitchens expansion, and 122 basis points due to non-capitalizable start-up costs associated with the Freshpet Kitchens expansion.

Adjusted Gross Profit was $49.0 million and $42.9 million in the nine months ended September 30, 2016 and 2015, respectively. Adjusted Gross Profit Margin was 49.5% and 49.8% in the nine months ended September 30, 2016 and 2015, respectively. Adjusted Gross Profit excludes $2.7 million of depreciation expense and $1.2 million of non-capitalizable plant start-up costs in the nine months ended September 30, 2016, and $1.9 million of depreciation expense in the nine months ended September 30, 2015. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.4 million, or 3%, to $48.9 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. Key components of the dollar increase include additional outbound freight costs of $0.1 million due to increased volume, higher depreciation of $0.7 million, additional non-recurring costs of $0.7 million ($1.3 million of leadership transition costs in 2016 as compared to $0.6 million of secondary fees in 2015), and incremental operating expenses of $2.2 million, offset by lower advertising expenses of $0.3 million and lower share-based compensation expense of $2.0 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses decreased to 49% for the nine months ended September 30, 2016 from 55% for the nine months ended September 30, 2015. Adjusted SG&A decreased as a percentage of net sales to 45% in the first nine months of 2016 as compared to 48% of net sales in the same period of 2015. Adjusted SG&A excludes $3.3 million and $5.3 million for non-cash items related to share-based compensation in the nine months ended September 30, 2016 and 2015, respectively, $1.3 million of leadership transition expenses in the nine months ended September 30, 2016, and $0.6 million of costs associated with the secondary offering in the nine months ended September 30, 2015. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income/(Loss) from Operations

Loss from operations decreased $2.8 million, or 42%, to $3.8 million for the nine months ended September 30, 2016 as compared to a loss from operations of $6.5 million in the same period in the prior year as a result of the factors discussed above.

Interest Expense

For the nine months ended September 30, 2016, interest expense was $0.5 million, which related to fees and interest expense on our short-term borrowings of our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the nine months ended September 30, 2015 was $0.3 million.

Other (Income)/Expenses, net

Other (income)/expenses, net, decreased $0.2 million, or 128%, to $0.1 million primarily related to the revaluation of warrants. Income related to the revaluation of warrants was less than $0.1 million for the nine months ended September 30, 2016 compared to income of $0.3 million for the same period in the prior year.

Net Income/(Loss)

Net loss decreased $2.1 million, or 32%, to $4.4 million for the nine months ended September 30, 2016 as compared to a loss of $6.5 million for the same period in the prior year.

Non-GAAP Financial Measures

Freshpet uses the following non-GAAP financial measures in its financial communications. These non-GAAP financial measures should be considered as supplements to the GAAP reported measures, should not be considered replacements for, or superior to, the GAAP measures and may not be comparable to similarly named measures used by other companies.

•Adjusted Gross Profit

•Adjusted Gross Profit as a percentage of net sales (Adjusted Gross Margin)

•Adjusted SG&A expenses

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

The non-GAAP financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and plant start-up costs. We define Adjusted SG&A Expenses as SG&A Expenses before non-cash share-based compensation, leadership transition expenses, and fees related to a secondary offering. EBITDA represents net loss plus depreciation and amortization, interest expense, and income tax expense. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant start-up expense, share-based compensation, warrant fair valuation, launch expenses, fees related to a secondary offering, and leadership transition costs.

We believe that each of these non-GAAP financial measures provides an additional metric to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S.. GAAP measures, provides a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S GAAP financial measures, such as net sales, gross profit margins, and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

Adjusted EBITDA is an important component of internal budgeting and setting management compensation.

The non-GAAP financial measures are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed below. The non-GAAP financial measures should not be considered in isolation or as alternatives to net loss, income from operations or any other measure of financial performance calculated and prescribed in accordance with U.S. GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our non-GAAP financial measures may not be comparable to similarly titled measures in other organizations because other organizations may not calculate non-GAAP financial measures in the same manner as we do.

Our presentation of the non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that the non-GAAP financial measures have limitations as analytical financial measures. For example, the non-GAAP financial measures do not reflect:

•	our capital expenditures or future requirements for capital expenditures;
•	the interest expense, or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;
•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor any cash requirements for such replacements; and

•	changes in or cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes (i) non-cash stock based compensation expense, which is and will remain a key element of our overall long term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and non-capitalizable freight costs associated with Freshpet Fridge replacements. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate the non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income/(loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$621	$(1,675)	$(4,394)	$(6,491)
Depreciation and amortization	2,720	1,919	6,958	5,543
Interest expense	214	114	490	262
Income tax expense	15	15	45	45
EBITDA	$3,570	$373	$3,099	$(641)
Loss on disposal of equipment	11	3	170	84
Launch expense (a)	728	540	2,038	1,940
Plant start-up expenses and processing (b)	540	—	1,208	—
Non-cash stock based compensation (c)	788	1,826	3,459	5,490
Warrant fair valuation (d)	(47)	(475)	(19)	(405)
Secondary fees (e)	—	—	—	593
Leadership transition expenses (f)	(253)	—	1,327	—
Adjusted EBITDA	$5,337	$2,267	$11,281	$7,061

(a)Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)Represents additional operating costs incurred in 2016 in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project.

(c)Represents non-cash stock based compensation expense.

(d)Represents the change of fair value for the outstanding common stock warrants.

(e)Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.

(f)Represents charges associated within our former Chief Executive Officer’s separation agreement as well as changes in estimates associated with leadership transition costs.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross Profit (as reported)	$15,351	$14,047	$45,151	$40,960
Depreciation expense (a)	1,242	645	2,660	1,897
Plant start-up expenses and processing (b)	540	—	1,208	—
Adjusted Gross Profit	$17,133	$14,692	$49,019	$42,857
Adjusted Gross Profit as a % of sales
Adjusted Gross Profit	$17,133	$14,692	$49,019	$42,857
Net Sales	$34,536	$30,571	$98,992	$85,985
Adjusted Gross Profit as a % of sales	49.6%	48.1%	49.5%	49.8%

(a)Represents non-cash depreciation expense included in Cost of Goods Sold.

(b)Represents additional operating costs incurred in 2016 in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
SG&A Expenses (as reported)	$14,543	$16,060	$48,917	$47,476
Non-cash stock based compensation (a)	716	1,750	3,282	5,269
Secondary fees (b)	—	—	—	593
Leadership transition expenses (c)	(253)	—	1,327	—
Adjusted SG&A Expenses	$14,080	$14,310	$44,308	$41,614
Adjusted SG&A Expenses as a % of sales
Adjusted SG&A Expenses	$14,080	$14,310	$44,308	$41,614
Net Sales	$34,536	$30,571	$98,992	$85,985
Adjusted SG&A Expense as a % of sales	40.8%	46.8%	44.8%	48.4%

(a)Represents non-cash stock based compensation expense.

(b)Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.

(c)Represents charges associated within our former Chief Executive Officer’s separation agreement as well as changes in estimates associated with leadership transition costs.

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

Additionally, our ability to make payments on, and to refinance, any indebtedness under our Credit Facilities and to fund any necessary expenditures for our growth will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. Future third-party financing may not be available on favorable terms or at all.

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

Working Capital consists of current assets net of current liabilities. The working capital decrease to $(0.3) million at September 30, 2016 compared with $16.2 million at December 31, 2015 is primarily related to a decrease in cash and cash equivalents as a result of $26.1 million of capital expenditures, partially offset by cash flows from operations of $7.3 million, the increase in working capital assets and liabilities of $0.3 million and proceeds from the exercise of stock options of $2.0 million.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. The Company invested $17.4 million in the Freshpet Kitchens expansion project during 2016. A portion of the new equipment was placed in service in July, which resulted in incremental depreciation expense of $0.5 million in the third quarter. With the wind down of the expansion project, we expect to run the business and payback short-term borrowings with cash flow from operations.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of September 30, 2016, our capital resources consisted primarily of $3.5 million cash on hand and $30.0 million available under our Credit Facilities. As noted above, we undertook a capital expansion project at our Freshpet Kitchens manufacturing facility. In order to fund the expansion, we borrowed $10.0 million under our Credit Facilities in the second and third quarter, and repaid $1.0 million during the third quarter of 2016. We expect to repay the remainder of this indebtedness by the end of the first half of 2017.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands)
Cash at the beginning of period	$8,029	$36,259
Net cash provided by operating activities	7,319	4,970
Net cash used in investing activities	(22,834)	(26,270)
Net cash provided by financing activities	10,981	292
Cash at the end of period	$3,496	$15,251

Net Cash Provided by Operating Activities.

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the nine months ended September 30, 2016, net cash provided by operating activities was $7.3 million, primarily consisting of adjusted net income of $6.4 million, which excludes $10.8 million of non-cash items primarily relating to $3.5 million of share based compensation and $7.0 million of depreciation and amortization. Proceeds were offset by a change in operating assets and liabilities of $0.9 million. Change in assets of $2.1 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet fridge. The increase in liabilities of $3.0 million was due to timing of payments and accrued leadership transition costs.

For the nine months ended September 30, 2015, net cash provided by operating activities was $5.0 million, which primarily consisted of adjusted net income of $4.4 million, which excludes $10.9 million of non-cash items primarily relating to $5.1 million of share based compensation, which includes the fair value adjustment of warrants, and $5.5 million of depreciation and amortization. In addition, for the nine months ended September 30, 2015 there was $0.6 million of proceeds due to the change in operating assets and liabilities as a result of the increase of net liabilities being greater than the increase in net assets. The decrease in accounts payable was due to timing. The increase in accounts receivable was primarily due to growth in net sales. The decrease in inventory was due to timing of raw material purchases. The change in the other assets and liabilities was due to timing.

Net Cash Used in Investing Activities

Net cash used in investing activities was $22.8 million for the nine months ended September 30, 2016, relating primarily to September 30, 2016 capital expenditures for Freshpet Kitchens of $19.8 million (including the Freshpet Kitchens expansion of $17.4 million and recurring capital expenditures of $2.4 million) and investment in fridges and other capital spend of $6.3 million. The cash used in investing activities was partially offset by maturities of short-term investments of $3.3 million.

Net cash used in investing activities was $26.3 million for the nine months ended September 30, 2015, which relates primarily to purchases of short-term investments, net of settlement, of $3.7 million, capital expenditures related to the Freshpet Kitchens of $11.2 million (including the Freshpet Kitchens expansion of $10.2 million and recurring capital expenditures of $1.0 million), purchase of a building with 6.5 acres of land adjacent to our Freshpet Kitchens for $5.0 million and investment in fridges as well as other miscellaneous capital spend of $6.4 million.

Net Cash from Financing Activities

Net cash from financing activities was $11.0 million for the nine months ended September 30, 2016, attributable to the exercise of stock options of $2.0 million and the proceeds from borrowing $10.0 million under our Credit Facilities, partially offset by repayments of short term borrowing of $1.0 million.

Net cash from financing activities was $0.3 million for the nine months ended September 30, 2015, attributable to the exercise of stock options.

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

As of September 30, 2016, the Company was in compliance with all the covenants in the Loan Agreement and had $9.0 million in debt outstanding under the Credit Facilities. There was no accrued interest as of September 30, 2016 or December 31, 2015. Interest expense and fees totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. Interest expense and fees totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our Form 10-K, with the exception of borrowings under our Credit Facilities, accrued leadership transition costs, and our corporate lease. The Accrued leadership transition costs of $0.6 million are due in less than one year, and less than $0.1 million is due between one and three years. Borrowings under the Credit Facilities of $9.0 million are due between three and five years. Our corporate lease was renewed in July 2016. Obligations under this lease are $0.9 million between one and three years, $1.0 million between three and five years, and $1.4 million beyond five years.

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

Recent Accounting Pronouncements

In May 2014, the Financing Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations and ASU No. 2016-12 regarding narrow scope improvements and practical expedients. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the first-in first-out (“FIFO”) or average cost methods are used. This new guidance is effective for the Company’s fiscal year beginning after December 15, 2016. The impact of ASU No. 2015-11 will depend on future valuation of the Company’s inventory.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases,” which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is assessing the impact of ASU No. 2016-02 on its corporate office lease, and upon adoption of this guidance, expects to record the lease on its consolidated balance sheet in accordance with ASU No. 2016-02.

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which clarifies the implementation of guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements under ASU No. 2014-09. The Company is assessing the impact of ASU No. 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt this amendment in the second quarter of 2016. The Company has elected to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. The impact on the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss) was not material. The amendments related to excess tax benefits are not material due to the Company’s net operating losses.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows”, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, such as proceeds from insurance claims. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company accounts for all applicable cash flows in accordance with this guidance and does not expect the standard to have a material impact on its consolidated financial statements and financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of September 30, 2016, we borrowed $10.0 million under our Credit Facilities of which $9.0 million was outstanding as at September 30, 2016. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company has become aware through press releases issued between April 21 and April 27, 2016, that a securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263 (D.N.J. Apr 21, 2016), has been filed against us and certain of our executive officers and directors on behalf of certain purchasers of our common stock. The lawsuit purportedly seeks to recover damages for investors under the federal securities laws. We have not been served with a copy of the complaint. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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
10.1

Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

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

Date: November 4, 2016	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)