Form 10-K
period 2016-12-31
Freshpet, Inc.
filed 2017-03-14
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $228 million.

As of March 8, 2017, 33,984,757 shares of common stock of the registrant were outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet is disrupting the $24.0 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery, mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains including Albertsons, BJ’s, Costco, Kroger, Petco, PetSmart, Publix, Safeway, Target, Wal-Mart and Whole Foods. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2016, Freshpet Fridges were located in over 16,600 stores, and we believe there is an opportunity to install a Freshpet Fridge in at least 35,000 stores across North America.

Our Industry

We compete in the North American dog and cat food market which we estimate has grown at an average compounded annual growth rate of 4.2% from 2012 to 2016. We believe pet food spending in North America is expected to continue to increase at a similar rate over the next 5 years. Of the total market, we estimate that dog food, cat food, and treats & mixers accounted for retail sales of $13.2 billion, $7.2 billion, and $3.6 billion, respectively. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently 79.7 million pet-owning households, or 65% of total households, and over 300 million pets in the United States, according to the American Pet Products Association.

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

We also offer fresh treats across all classes of retail under the Dognation and Dog Joy labels.

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

Our recently opened Innovation Center, next door to our Freshpet Kitchens manufacturing plant, helped us ensure that we remain capable of strong innovation including creating new product platforms to expand the breadth of our fresh offerings. We expect that new product introductions will continue to meaningfully drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the only fresh, refrigerated pet food manufacturing facility in North America, the Freshpet Kitchens at Bethlehem, Pennsylvania. This 100,000 square foot facility was built to human grade food standards and houses four production lines customized to produce fresh, refrigerated food. In 2016, approximately 91% of our product volume was manufactured by us.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. We use high quality food grade plastic packaging materials. Over 60% of our ingredients are sourced locally from within a 200 mile radius of the Freshpet Kitchens, 97% are from North America and none are sourced from China. We maintain rigorous standards for ingredient quality and safety. By volume, our largest input, fresh chicken, represents approximately 45% of total ingredients. In order to retain operating flexibility and negotiating leverage, we do not enter into exclusivity agreements or long-term commitments with any of our suppliers. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Beginning in 2016, outbound transportation from our facility is handled through a third-party refrigerated freight broker. We expect to be able to leverage certain distribution costs as volumes grow. We use national and regional distributors to cover the grocery, mass, pet specialty and natural retail classes. Our agreements with other distributors are based on regional mutual exclusivity within each region for the fresh refrigerated pet category.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our company-owned manufacturing facility allows us to exercise significant control over production. Our quality assurance team includes fourteen professionals with significant experience in pet and human food production.

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

Our Customers and Distributors

We sell our products throughout North America, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in over 16,600 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 35,000 stores in North America. We sell our products through the following classes of retail: grocery, mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third-party distributor. In 2016, our largest distributor by net sales, McLane Company, Inc., which sells to three of our customers, two of which are Wal-Mart and Target, accounted for 23% of our net sales. As a customer, Target is our largest customer, accounting for 9% of our net sales in 2016.

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

We design, produce, install and maintain the Freshpet Fridge through a combination of in-house resources and world-class partners. We source our Freshpet Fridges from five leading global commercial refrigerator manufacturers with whom we have a collaborative approach to refrigerator design and innovation. Once ordered by us, Freshpet Fridges are shipped to distribution centers for delivery and installation in retail stores.

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

Our network of over 16,600 branded Freshpet Fridges in prominent locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Facebook, Twitter and YouTube.

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

Team Members

As of December 31, 2016 we had 218 employees, all of whom are located in the United States. None of our employees is represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094. Our telephone number is (201) 520-4000.

Website Information

The address of our corporate website is www.freshpet.com. Our Annual Reports on Form 10-K, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Trademarks and Other Intellectual Property

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, among others, Freshpet, Freshpet Select, Vital, Nature’s Fresh, Roasted Meals, Fresh From The Kitchens, Fresh Baked, Freshpet Dog Joy Treats and Dognation.

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

Information Systems

We employ a comprehensive enterprise resource planning (ERP) system provided and supported by a leading global software partner. This system covers order entry, customer service, accounts payable, accounts receivable, purchasing, asset management and manufacturing. Our order management process is automated via Electronic Data Interchange with virtually all our customers, which feeds orders directly to our ERP platform. From time to time, we enhance and complement the system with additional software. In 2015, we expanded our ERP system with a Warehouse Management System, which allows us to improve tracking and management of ingredients and streamline manufacturing.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2016, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for more than 68% of our net sales. Wal-Mart and Target (which purchase both directly from us and through a distributor) are the only customers who accounted for more than 9% of our net sales during 2016. These percentages may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

All of the products we manufacture in-house are processed through our Freshpet Kitchens in Bethlehem, Pennsylvania, which we believe is North America’s only fresh, refrigerated pet food manufacturing facility. Accordingly, we have limited available manufacturing capacity to meet our quality standards. Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. A portion of the new equipment was placed into service in July 2016, with the remaining portion placed into service in October 2016. The expansion increased our production capacity at our Freshpet Kitchens which we estimate will be at least 130% when fully utilized.

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

The cost of the protein-based ingredients we use in our products has been adversely impacted in the past by the publicity surrounding animal diseases, such as bovine spongiform encephalopathy, or “mad cow disease.” As a result of extensive global publicity and trade restrictions imposed to provide safeguards against mad cow disease, the cost of alternative sources of the protein-based ingredients we use in our products has from time to time increased significantly and may increase again in the future if additional cases of mad cow disease are found.

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

We may choose to expand our global footprint by entering into new markets. For example, we recently expanded our business on a test basis to two retailers in the United Kingdom, where our products are selling in 63 stores.  As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.

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

Adverse and uncertain economic conditions may impact distributor, customer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, customers, consumers and creditors may suffer. Consumers have access to lower-priced offerings and, during economic downturns, may shift purchases to these lower-priced or other perceived value offerings. Customers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, customers significantly reduced their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, the risk of such claims may be exacerbated. Any such claims, even those without merit, could (i) require us to expend significant resources, (ii) cause us to cease making or using products that incorporate the challenged intellectual property, (iii) require us to redesign, reengineer or rebrand our products or packaging, including our Freshpet Fridges located in over 16,600 retail stores, (iv) divert management’s attention and resources or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property, which may not be available to us on acceptable terms or at all. Any of such events may adversely impact our business, financial condition and results of operations.

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

As of December 31, 2016, we had federal net operating loss (“NOLs”) carryforwards of approximately $160.7 million and state NOLs of approximately $132.4 million. In general, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its prechange NOLs, to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

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

Since our initial public offering and through March 8, 2017, our share price has ranged from a high of $25.92 per share to a low of $5.60 per share. The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including those described under “—Risks Related to Our Business and Industry” and the following:

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

As of December 31, 2016 we had 33,961,650 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

Our principal stockholder and its affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.

As of December 31, 2016, MidOcean Partners and certain of its affiliates (“MidOcean”) owned approximately 21.5% of our common stock. As a result, MidOcean could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority stockholder approval.

In addition, a member who currently serves on our Board of Directors is associated with MidOcean. The interests of MidOcean may not always coincide with the interests of the other holders of our common stock, and the concentration of control in MidOcean will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of MidOcean may also delay, defer or even prevent an acquisition by a third-party or other change of control of our Company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders. Therefore, the concentration of voting power that MidOcean has may have an adverse effect on the price of our common stock. We may also take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment to decline.

We have no current plans to pay dividends for the foreseeable future.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant. Our ability to pay dividends may also be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third-party, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change our management.

Our Certificate of Incorporation and Bylaws and Delaware law contain several provisions that may make it more difficult for a third-party to acquire control of us without the approval of our Board of Directors. For example, we have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our Board of Directors. These provisions may make it more difficult or expensive for a third-party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering in November 2014, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, located in Secaucus, New Jersey and consisting of approximately 20,000 square feet of office space, is subject to a lease agreement that expires on June 30, 2024.

We own the Freshpet Kitchens, our approximately 100,000 square foot manufacturing facility in Bethlehem, Pennsylvania, and our approximately 50,000 square foot Innovation Center. We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court District of New Jersey against us and certain of our executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs seek to recover damages for investors under the federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issueR purchases of equity secuRIties

Market Information

The price range per share of common stock presented below represents the highest and lowest closing prices of our common stock on the NASDAQ Global Market for the periods indicated. Our common stock trades under the symbol “FRPT”.

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$20.05	$13.47
Second Quarter	$25.46	$17.72
Third Quarter	$19.88	$9.99
Fourth Quarter	$10.85	$6.10

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$8.36	$5.86
Second Quarter	$10.13	$7.03
Third Quarter	$10.96	$8.26
Fourth Quarter	$10.15	$8.05

The number of stockholders of record of our common stock as of March 8, 2017 was 72. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Freshpet, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the period from November 7, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2016. Although our common stock was initially listed at $15.00 per share on the date our common stock was first listed on the NASDAQ, November 7, 2014, the $15.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $19.11 on November 7, 2014 and in the NASDAQ Composite and the Russell 3000 on November 7, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
7-Nov-14	$100.00	$100.00	$100.00
31-Dec-14	$89.27	$102.23	$101.45
31-Dec-15	$44.43	$108.09	$99.96
31-Dec-16	$53.11	$116.20	$110.37

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

We derived the consolidated statements of operations data for the fiscal years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data	(Dollars in thousands except share and per share data)
Net sales	$133,054	$116,186	$86,764	$63,151	$43,519
Cost of goods sold	72,683	61,537	44,546	35,958	22,881
Gross profit	60,371	54,649	42,218	27,193	20,638
Selling, general and administrative expenses	62,586	58,297	48,299	39,574	35,385
Loss from operations	(2,215)	(3,648)	(6,081)	(12,381)	(14,747)
Other income (expenses), net	(182)	449	(665)	(538)	(344)
Fees on debt guarantee (1)	—	—	(25,937)	(5,245)	(1,895)
Interest expense	(698)	(455)	(4,614)	(3,492)	(1,638)
Loss before income taxes	(3,095)	(3,653)	(37,297)	(21,656)	(18,624)
Income tax expense	66	58	42	31	32
Net loss	$(3,161)	$(3,711)	$(37,339)	$(21,687)	$(18,656)
Preferred stock dividends on Series B and Series C (2)	—	—	(11,286)	(8,596)	(7,954)
Additional loss to common stockholders upon conversion of Series C Preferred Stock into common stock (3)	—	—	(82,655)	—	—
Net loss attributable to common stockholders	$(3,161)	$(3,711)	$(131,280)	$(30,283)	$(26,610)
Net loss per share
Basic	$(0.09)	$(0.11)	$(9.63)	$(2.91)	$(2.56)
Diluted	$(0.09)	$(0.11)	$(9.63)	$(2.91)	$(2.56)
Weighted Average shares of common stock outstanding
Basic	33,674,416	33,497,940	13,632,042	10,415,014	10,413,467
Diluted	33,674,416	33,497,940	13,632,042	10,415,014	10,413,467

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Financial Data	(Dollars in thousands)
Freshpet Fridge store locations at period end
Grocery	7,953	6,887	6,130	5,367	4,565
Pet	4,530	4,294	3,979	3,051	2,737
Mass and Club	3,814	3,555	3,035	2,247	1,181
Natural	312	279	242	171	31
Total Freshpet Fridge store locations at period end	16,609	15,015	13,386	10,836	8,514
EBITDA (4)	$7,490	$4,376	$(321)	$(6,974)	$(10,363)
Adjusted EBITDA (4)	17,654	11,110	5,515	(192)	(6,096)
Adjusted Gross Profit (4)	66,027	57,216	44,785	30,555	21,232
Adjusted SG&A Expenses (4)	57,323	53,981	46,469	38,686	34,653
Capital Expenditures
Freshpet Kitchens and other plant capital expenditures	20,817	24,071	2,226	12,987	13,298
Freshpet Fridge and other capital expenditures	9,135	8,082	14,905	11,656	13,097
Total cash outflows of capital expenditures	$29,952	$32,153	$17,131	$24,643	$26,395

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data	(Dollars in thousands)
Cash and cash equivalents	$3,908	$8,029	$36,259	$2,445	$1,633
Short-term investments	—	3,250	—	—	—
Working capital (5)	575	16,246	41,156	3,435	(3,111)
Total assets	126,451	113,098	112,462	62,617	44,094
Total debt	7,000	—	—	76,112	44,057
Redeemable preferred stock:
Series B	—	—	—	30,728	26,513
Series C	—	—	—	70,463	61,103
Total stockholders' equity (deficit)	$107,783	$103,950	$103,393	$(131,058)	$(101,804)

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

(3)

Immediately prior to the conversion of Series C Preferred Stock to common stock, the Series C Preferred Stock were fair valued utilizing the Common Stock share price at the date of conversion. The difference between fair value and book value was recorded as net loss attributable to common stockholders.

(4)

EBITDA, Adjusted EBITDA, Adjusted Gross Profit, and Adjusted SG&A Expenses are not financial measures prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These metrics are explained in more detail in the section “Non-GAAP Financial Measures” in Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations, where they are reconciled to the closest GAAP measure.

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

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since inception of the company in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Recent Developments

Due to our continued growth, we have undertaken a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. Since 2015, we have invested approximately $35.2 million in capital expenditures, with $17.6 million recorded during each of 2016 and 2015. A portion of the new equipment was placed in service in July 2016, with the remaining portion placed into service in October 2016, which resulted in incremental depreciation expense of approximately $1.6 million in the year ended December 31, 2016. In order to fund the expansion, we borrowed $10.0 million under our Credit Facilities and repaid $3.0 million by the end of 2016. We expect to repay the remainder of this indebtedness by the end of 2017. The expansion increased our production capacity at our Freshpet Kitchens which we estimate will be at least 130% when fully utilized.

In addition to the Freshpet Kitchens expansion project, we have opened our Innovation Center located next door to Freshpet Kitchens. We expect this facility to provide additional capabilities in innovation and research & development.

Additionally, we recently expanded our business on a test basis to two retailers in the United Kingdom, where our products are selling in 63 stores.

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 16,600 retail stores as of December 31, 2016. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, spoils, and inbound freight. As discussed above, we have also undertaken a capital expansion project at our Freshpet Kitchens facility that we believe further increased our production capacity which we estimate will be at least 130% when fully utilized. Over time, growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. Prior to the second quarter of 2016, outbound freight from our Freshpet Kitchens was managed by a national third-party refrigerated and frozen human food manufacturer. During the second quarter, we transitioned to a new third-party logistics provider. Through our new third-party logistics provider’s infrastructure, we realized cost efficiencies in logistics during the third quarter and fourth quarter of 2016. Additionally, we sell through third-party distributors for the grocery, mass, club, pet specialty and natural classes in the United States, Canada, and on a test basis in the United Kingdom.

Marketing & advertising. Our marketing and advertising expenses primarily consist of national television media, digital marketing, social media, and grass roots marketing to drive brand awareness. These expenses may vary from quarter to quarter depending on the timing of our marketing and advertising campaigns.

Freshpet Fridge operating costs. Freshpet Fridge operating costs consist of repair costs and depreciation. The purchase and installation costs for new Freshpet Fridges are capitalized and depreciated over the estimated useful life. All new refrigerators are covered by a three year manufacturer warranty. We subsequently incur maintenance and freight costs for repairs and refurbishments handled by third-party service providers.

Research & development (“R&D”). Research and development costs consist of expenses to develop and test new products.  The costs are expensed as incurred.

Brokerage. We utilize third-party brokers to assist with monitoring our Freshpet Fridges at the point-of-sale as well as representing us at headquarters for various customers. These brokers visit our retail customers’ store locations and ensure items are appropriately stocked and maintained.

Stock compensation. We account for all share-based compensation payments issued to employees, directors, and non-employees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the grant date. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Selling, general and administrative costs as a percentage of net sales have continued to decrease from 81.3% in 2012, 62.7% in 2013, 55.7% in 2014, 50.2% in 2015 and to 47.0% in 2016. We expect our selling, general, and administrative expenses to decrease as a percentage of net sales as we continue to expand our distribution footprint and grow our net sales.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $160.7 million as of December 31, 2016, which expire between 2025 and 2036. We may be subject to certain limitations in our annual utilization of net operating loss carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2016, we had approximately $132.4 million of State NOLs, which expire between 2016 and 2036. At December 31, 2016, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Twelve Months Ended December 31,
	2016		2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$133,054	100%	$116,186	100%	$86,764	100%
Cost of goods sold	72,683	55	61,537	53	44,546	51
Gross profit	60,371	45	54,649	47	42,218	49
Selling, general and administrative expenses	62,586	47	58,297	50	48,299	56
Loss from operations	(2,215)	(2)	(3,648)	(3)	(6,081)	(7)
Other income/(expenses):
Other income/(expenses), net	(182)	(0)	449	0	(665)	(1)
Fees on debt guarantee	—	—	—	—	(25,937)	(30)
Interest expense	(698)	(0)	(455)	(0)	(4,614)	(5)
Loss before income taxes	(3,095)	(2)	(3,653)	(3)	(37,297)	(43)
Income tax expense	66	0	58	0	42	0
Net Loss	$(3,161)	(2)%	$(3,711)	(3)%	$(37,339)	(43)%

Twelve Months Ended December 31, 2016 Compared To Twelve Months Ended December 31, 2015

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2016			2015
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$104,709	79%	11,767	$89,132	77%	10,442
Pet Specialty, Natural and Other (2)	28,345	21	4,842	27,054	23	4,573
Net Sales	$133,054	100%	16,609	$116,186	100%	15,015

(1)	Stores at December 31, 2016 and December 31, 2015 consisted of 7,953 and 6,887 grocery and 3,814 and 3,555 mass and club, respectively.
(2)	Stores at December 31, 2016 and December 31, 2015 consisted of 4,530 and 4,294 pet specialty and 312 and 279 natural and other, respectively.

*Includes net sales from Freshpet Baked product test of $4.4 million, or 3.3% of total net sales, for the twelve months ended December 31, 2016 and $4.6 million, or 4% of total net sales, for the twelve months ended December 31, 2015.

Net sales increased $16.9 million, or 15%, to $133.1 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year. The $16.9 million increase in net sales was driven by growth in the Grocery, Mass, and Club refrigerated channel of $15.6 million and Pet Specialty of $1.3 million. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations, which grew by 10.6% from 15,015 as of December 31, 2015 to 16,609 as of December 31, 2016.

Gross Profit

Gross profit increased $5.7 million, or 10%, to $60.4 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, partially offset by increased depreciation due to our Freshpet Kitchens expansion and non-capitalizable start-up costs associated with the Freshpet Kitchens expansion.

Our gross profit margin of 45.4% for the twelve months ended December 31, 2016, was a decrease of 166 basis points compared to the same period in the prior year, primarily related to 82 basis points due to increased depreciation of our Freshpet Kitchens expansion, and 122 basis points due to non-capitalizable start-up costs associated with the Freshpet Kitchens expansion, offset by operational efficiencies.

Adjusted Gross Profit was $66.0 million and $57.2 million in the years ended December 31, 2016 and 2015, respectively. Adjusted Gross Profit Margin as a percentage of net sales was 49.6% and 49.2% in the years ended December 31, 2016 and 2015, respectively. Adjusted Gross Profit excludes $4.0 million of depreciation expense and $1.6 million of non-capitalizable plant start-up costs in December 31, 2016, and $2.6 million of depreciation expense in 2015. See “—Non-

GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million, or 7%, to $62.6 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year. Key components of the dollar increase include higher broker commissions of $0.4 million, increased non-recurring costs of $0.7 million (which consist of leadership transition costs in the year ended 2016 and secondary fees in the year ended 2015), higher stock-based compensation expenses of $0.3 million, higher chiller expenses of $1.2 million (of which $0.7 million relates to increased depreciation on Freshpet Fridges), incremental operating expenses of $3.6 million, lower outbound freight costs of $0.2 million due to optimizations realized with our new logistics provider, lower advertising expenses of $0.9 million, and lower research & development costs of $0.8 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs, which include variable compensation.

As a percentage of net sales, selling, general and administrative expenses decreased to 47% for the twelve months ended December 31, 2016 from 50% for the twelve months ended December 31, 2015. Adjusted SG&A decreased as a percentage of net sales to 43% in the in the year ended December 31, 2016 as compared to 46% of net sales in the year ended December 31, 2015. Adjusted SG&A excludes $4.0 million and $3.7 million for non-cash items related to share-based compensation in the years ended December 31, 2016 and 2015, respectively, $1.3 million of leadership transition costs in 2016 and $0.6 million of secondary fees in 2015. Adjusted SG&A is a Non-GAAP measure. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations decreased $1.4 million, or 39%, to $2.2 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

For the twelve months ended December 31, 2016 interest expense increased $0.2 million, or 54%, to $0.7 million, which related to fees and interest expenses on our short-term borrowings under our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures.  Interest expense for the twelve months ended December 31, 2015 was $0.5 million. See “—Liquidity and Capital Resources.”

Other Income/(Expenses), net

Other income/(expenses), net decreased $0.6 million from income of $0.4 million to expense of $0.2 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year, primarily related to the revaluation of warrants. Expense related to the revaluation of warrants was less than $0.1 million for the twelve months ended December 31, 2016 compared to income of $0.5 million for the same period in the prior year.

Net Loss

Net loss decreased $0.6 million, or 15%, to $3.2 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year. Net loss was 2% of net sales for the twelve months ended December 31, 2016 as compared to a net loss of 3% of net sales for the same period in the prior year.

Twelve Months Ended December 31, 2015 Compared To Twelve Months Ended December 31, 2014

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2015			2014
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$89,132	77%	10,442	$65,213	75%	9,165
Pet Specialty, Natural and Other (2)	27,054	23	4,573	21,551	25	4,221
Net Sales	$116,186	100%	15,015	$86,764	100%	13,386

(1)	Stores at December 31, 2015 and December 31, 2014 consisted of 6,887 and 6,130 grocery and 3,555 and 3,035 mass and club, respectively.
(2)	Stores at December 31, 2015 and December 31, 2014 consisted of 4,294 and 3,979 pet specialty and 279 and 242 natural and other, respectively.

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

Our gross profit margin of 47.0% for the twelve months ended December 31, 2015, was a decrease of 162 basis points compared to the same period in the prior year, primarily related to 237 basis points due to operational inefficiencies associated with product innovation, partially offset by 62 basis points due to leverage of depreciation expense with higher volumes in 2015 and 13 basis points due to non-capitalizable start-up costs associated with the Freshpet Kitchens plant startup in 2014.

Adjusted Gross Profit was $57.2 million and $44.8 million in the years ended December 31, 2015 and 2014, respectively. Adjusted Gross Profit Margin was 49.2% and 51.6% in the years ended 2015 and 2014, respectively. Adjusted Gross Profit excludes $2.6 million of depreciation expense in 2015, and $2.5 million of depreciation expense and $0.1 million of non-capitalizable plant start-up costs in 2014. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

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

As a percentage of net sales, selling, general and administrative expenses decreased to 50% for the twelve months ended December 31, 2015 from 56% for the twelve months ended December 31, 2014. Adjusted SG&A decreased as a percentage of net sales to 46% in the in the year ended 2015 as compared to 54% of net sales in the year ended 2014. Adjusted SG&A excludes $3.7 million and $1.8 million for non-cash items related to share-based compensation in 2015 and 2014, respectively, and $0.6 million of secondary fees in 2015. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

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

Other Income/(Expenses), net

Other income/(expense), net increased $1.1 million to $0.5 million for the twelve months ended December 31, 2015, primarily related to the revaluation of warrants. Income related to the revaluation of warrants was $0.5 million for the twelve months ended December 31, 2015 compared to expense of $(0.3) million for the same period in the prior year.

Net Loss

Net loss decreased $33.6 million, or 90%, to $3.7 million for the twelve months ended December 31, 2015 as compared to the same period in the prior year. Net loss was 3% of net sales for the twelve months ended December 31, 2015 as compared to a net loss of 43% of net sales for the same period in the prior year.

Selected Quarterly Financial Data

The following quarterly consolidated statement of operations data for the 12 fiscal quarters ended December 31, 2016 has been prepared on a basis consistent with our audited annual consolidated financial statements and includes, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial information contained herein. The following quarterly data should be read together with our consolidated financial statements included elsewhere in this report.

	2016
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	15,429	15,795	16,261	16,609
Net sales	$31,454	$33,002	$34,536	$34,061
Gross profit	14,888	14,912	15,351	15,220
Gross profit margins	47.3%	45.2%	44.4%	44.7%
Net income (loss)	$(1,772)	$(3,243)	$621	$1,233

	2015
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	14,019	14,354	14,670	15,015
Net sales	$27,055	$28,359	$30,571	$30,201
Gross profit	13,253	13,660	14,047	13,689
Gross profit margins	49.0%	48.2%	45.9%	45.3%
Net income (loss)	$(2,587)	$(2,229)	$(1,675)	$2,780

	2014
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	11,596	12,593	12,970	13,386
Net sales	$19,350	$20,386	$22,520	$24,508
Gross profit	9,293	10,073	10,874	11,978
Gross profit margins	48.0%	49.4%	48.3%	48.9%
Net loss	$(5,142)	$(6,267)	$(9,483)	$(16,447)

Non-GAAP Financial Measures

We have presented the following non-GAAP financial measures in this report. These non-GAAP financial measures should be considered only as supplements to GAAP reported measures, should not be considered replacements for, or superior to, GAAP measures and may not be comparable to similarly named measures used by other companies.

•Adjusted Gross Profit

•Adjusted Gross Profit as a percentage of net sales

•Adjusted SG&A

•Adjusted SG&A as a percentage of net sales

•EBITDA

•Adjusted EBITDA

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and plant start-up costs. We define Adjusted SG&A as SG&A expenses before non-cash share-based compensation, leadership transition expenses, and fees related to a secondary offering. EBITDA represents net loss plus interest expense (including Fees on debt guarantee which we believe were at cost of our prior Financing agreement akin to interest expense), income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant start-up expense, share-based compensation, warrant fair valuation, launch expenses, fees related to a secondary offering, and leadership transition costs.

We believe that each of these non-GAAP financial measures provides an additional metric to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provides a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S GAAP financial measures, such as net sales, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

Adjusted EBITDA is also an important component of internal budgeting and setting management compensation.

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

•

the interest expense (including Fees on debt guarantee which we believe were at cost of our prior Financing agreement akin to interest expense), or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor any cash requirements for such replacements; and

•	changes in or cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes (i) non-cash stock based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and non-capitalizable freight costs associated with Freshpet Fridge replacements. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate the non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
Net loss	$(3,161)	$(3,711)	$(37,339)	$(21,687)	$(18,656)
Fees on debt guarantee (a)	—	—	25,937	5,245	1,895
Depreciation and amortization	9,887	7,574	6,425	5,945	4,728
Interest expense	698	455	4,614	3,492	1,638
Income tax expense	66	58	42	31	32
EBITDA	$7,490	$4,376	$(321)	$(6,974)	$(10,363)
Loss on disposal of equipment	190	94	309	503	333
Launch expense (b)	2,813	2,626	3,513	3,305	2,815
Plant start-up expenses and processing (c)	1,628	—	113	1,996	—
Non-cash stock based compensation (d)	4,193	3,924	1,564	978	1,119
Warrant fair valuation (e)	49	(503)	337	—	—
Secondary fees (f)	—	593	—	—	—
Leadership transition expenses (g)	1,291	—	—	—	—
Adjusted EBITDA	$17,654	$11,110	$5,515	$(192)	$(6,096)

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

(c)Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project in 2016, and additional operating costs incurred in 2013 and in the first quarter of 2014 in connection with the opening of our new primary manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

(d)Represents non-cash stock based compensation expense.

(e)Represents the change of fair value for the outstanding common stock warrants.

(f)Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.

(g)Represents charges associated within our former Chief Executive Officer’s separation agreement as well as changes in estimates associated with leadership transition costs.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
Gross Profit (as reported)	$60,371	$54,649	$42,218	$27,193	$20,638
Depreciation expense (a)	4,028	2,566	2,454	1,366	594
Plant start-up expenses and processing (b)	1,628	—	113	1,996	—
Adjusted Gross Profit	$66,027	$57,216	$44,785	$30,555	$21,232
Adjusted Gross Profit as a % of Net Sales	49.6%	49.2%	51.6%	48.4%	48.8%

(a) Represents non-cash depreciation expense included in Cost of Goods Sold.

(b) Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project in 2016, and additional operating costs incurred in 2013 and in the first quarter of 2014 in connection with the opening of our new primary manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

The following table provides a reconciliation of Adjusted SG&A to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
SG&A expenses (as reported)	$62,586	$58,297	$48,299	$39,574	$35,385
Non-cash stock based compensation (a)	3,972	3,723	1,830	888	732
Secondary fees (b)	—	593	—	—	—
Leadership transition expenses (c)	1,291	—	—	—	—
Adjusted SG&A	$57,323	$53,981	$46,469	$38,686	$34,653
Adjusted SG&A as a % of Net Sales	43.1%	46.5%	53.6%	61.3%	79.6%

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

Working Capital consists of current assets net of current liabilities. The working capital decrease to $0.6 million at December 31, 2016 compared to $16.2 million at December 31, 2015 is primarily related to a decrease in cash and cash equivalents as a result of $30.0 million of capital expenditures, partially offset by cash flows from operations of $12.8 million, which includes the increase in working capital assets and liabilities of $1.4 million, and proceeds from the exercise of stock options of $2.8 million.

As of December 31, 2016, our capital resources consisted primarily of $3.9 million cash on hand and $30.0 million available under our Credit Facilities. Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. The Company invested $17.6 million in the Freshpet Kitchens expansion project during 2016. A portion of the new equipment was placed in service in July 2016, with the remaining portion placed into service in October 2016. With the wind down of the expansion project, we expect to run the business and payback short-term borrowings with cash flow from operations. In order to fund the expansion, we borrowed $10.0 million under our Credit Facilities and repaid $3.0 million by the end of 2016. We expect to repay the remainder of this indebtedness by the end of 2017.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash at the beginning of period	$8,029	$36,259	$2,445
Net cash provided by (used in) operating activities	12,800	6,738	(8,026)
Net cash used in investing activities	(26,689)	(35,260)	(16,877)
Net cash provided by financing activities	9,768	292	58,718
Cash at the end of period	$3,908	$8,029	$36,260

Net Cash used in Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for gain/loss on receivables, loss on disposal of equipment, depreciation and amortization, share-based compensation, deferred financing costs and the fair valuation of warrants).

For the twelve months ended December 31, 2016, net cash provided by operating activities was $12.8 million, primarily consisting of adjusted net income of $11.2 million, which excludes $14.3 million of non-cash items primarily relating to $4.2 million of share-based compensation and $9.9 million of depreciation and amortization, and proceeds from an increase in operating assets and liabilities of $1.6 million. The increase in assets of $1.5 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet fridge. The increase in liabilities of $3.1 million was due to timing of payments and accrued leadership transition costs.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $26.7 million for the twelve months ended December 31, 2016 relates primarily to capital expenditures related to the Freshpet Kitchens of $20.8 million (including the Freshpet Kitchens expansion of $17.6 million and recurring capital expenditures of $3.2 million), investments in fridges as well as other miscellaneous capital spend of $9.1 million, offset by maturities of short-term investments of $3.2 million.

Net cash used in investing activities of $35.3 million for the twelve months ended December 31, 2015 relates primarily to capital expenditures related to the Freshpet Kitchens of $19.1 million (including the Freshpet Kitchens expansion of $17.6 million and recurring capital expenditures of $1.5 million), investments in fridges as well as other miscellaneous capital spend of $8.0 million, purchase of a building with 6.5 acres of land adjacent to our Freshpet Kitchens for $5.0 million, and purchases of short-term investments, net of settlement, of $3.2 million.

Net cash used in investing activities of $16.9 million for the twelve months ended December 31, 2014 primarily related to Freshpet Fridges as well as other miscellaneous capital spend of $14.9 million, and capital plant spend of $2.2 million.

Net Cash from Financing Activities

Net cash from financing activities was $9.8 million for the year ended December 31, 2016, attributable to proceeds from the exercise of stock options of $2.8 million and the proceeds from borrowing $10.0 million under our Credit Facilities, partially offset by repayments of short-term borrowing of $3.0 million.

Net cash from financing activities was $0.3 million in 2015, related to proceeds from the exercise of options.

Net cash from financing activities was $58.7 million in 2014, related to proceeds from the issuance of common stock, net of issuance costs, in the amount of $164.4 million, and proceeds from the issuance of Series C Preferred Stock in the amount of $6.6 million. The funds from financing activities during 2014 were offset by the $112.3 million repayment of debt and redemption of Series B Preferred Stock, net of the increase in borrowing, which was offset by financing fees paid in connection with the borrowing.

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

On December 23, 2014, the Company modified the terms of the $40.0 million Credit Facilities. The $18.0 million Term Facility was repaid and extinguished, the 3-year $10.0 million Revolving Facility remained unchanged, and the $12.0 million Capex Commitments was increased to $30.0 million. Amounts borrowed under the Capex Commitments reduce the $30.0 million available such that the borrowed funds are no longer available after repayment. Any drawn Capex Commitments will mature on the fifth anniversary of the execution of the Loan Agreement, and undrawn Capex Commitments will expire on the third anniversary of the execution of the Loan Agreement. Under the terms of the Loan Agreement, the commitments for the $10.0 million Revolving Facility may be increased up to $20.0 million subject to certain conditions.

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

During the year ended December 31, 2016, the Company borrowed $10.0 million and repaid $3.0 million from the Capex Commitments, and had $30.0 million available under the Credit Facilities as of December 31, 2016. The Company was in compliance with all covenants in the Loan Agreement and had $7.0 million outstanding under the Credit Facilities as of December 31, 2016. There was no outstanding debt as of December 31, 2015. There was less than $0.1 million of accrued interest as of December 31, 2016 and no accrued interest as of December 31, 2015. Interest expense and fees totaled $0.7 million, $0.5 million, and $4.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
Operating lease obligations	$3,306,460	$78,219	$947,132	$987,942	$1,293,167
Borrowings under Credit Facilities	7,000,000	—	7,000,000	—
Accrued Leadership Transition Expenses	428,150	428,150
Total	$10,734,610	$506,369	$7,947,132	$987,942	$1,293,167

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

At December 31, 2016, we had federal NOL carryforwards of approximately $160.7 million, which expire at various dates between 2025 and 2036. We may be subject to the net operating loss utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed a Code Section 382 analysis, if we were to undergo an ownership change it is likely that the utilization of the NOLs will be substantially limited.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2016 and 2015, we determined that a valuation allowance of 100% is deemed appropriate.

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

Share-Based Compensation—We account for all share-based compensation payments issued to employees, directors, and nonemployees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We utilized our historical stock price as an indicator of volatility for all grants prior to 2013. The grants during 2014 all occurred while the Company was publicly traded.  Subsequent to the IPO, we no longer deemed it appropriate to use historical volatility as it was not representative of the Company’s stock on the public market.  As such expected volatility that was utilized was based upon the volatility of a group of similar entities, referred to as “guideline” companies. As Freshpet has more historical data based on more time as a public company, the historical volatility of Freshpet becomes a more significant input.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Weighted average exercise price of options granted	$9.71	$17.00	$15.00
Expected volatility	52.6%-53.2%	45.6%	41.9%
Average expected term in years	5.3-7.2	5.4-6.4	3.9-6.6
Risk-free interest rate	1.26%-1.36%	1.60%	1.01%-2.09%
Expected dividend yield	0.0%	0.0%	0.0%

During the year ended December 31, 2016, we adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” under which we have elected to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. The impact on the Company’s Consolidated Statements of Operations and Comprehensive Loss was not material.

Share-based compensation cost was $4.2 million, $4.0 million and $1.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

During the fourth quarter of the year ended December 31, 2015, the achievement of the vesting criteria related to the performance-based awards under the 2010 and 2014 plans (which were modified and granted, respectively, in November 2014) was no longer probable.  As a result, the Company reversed $2.6 million of compensation expenses related to performance-based awards during the fourth quarter of the year ended December 31, 2015.

Additional performance-based awards were granted in 2016 under the 2014 Omnibus Plan. During the fourth quarter of the year ended December 31, 2016, the achievement of the vesting criteria related to the tranche of these awards which would have vested on December 31, 2016 was no longer probable.  As a result, the Company reversed $0.1 million of compensation expenses related to performance-based awards during the fourth quarter of the year ended December 31, 2016.

As of December 31, 2016, unrecognized compensation costs related to performance-based awards for which the achievement of the vesting criteria is considered probable as of December 31, 2016 have performance target dates ranging from December 31, 2017 through December 31, 2020.

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

Adopted

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt this amendment in the second quarter of 2016. The Company has elected to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. The impact on the Company’s Consolidated Statements of Operations and Comprehensive Loss was not material. The amendments related to excess tax benefits are not material due to the Company’s net operating losses.

Not Yet Adopted

In May 2014, the Financing Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients, and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is currently utilizing a comprehensive approach to assess the impact of this guidance by reviewing current accounting policies to identify the potential impact of the new requirements on its revenue contracts. The Company does not currently expect this guidance to have a material impact on its consolidated financial statements and related disclosures. The Company currently expects to adopt the new guidance beginning in the fiscal year ended December 31, 2018 and has not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the first-in first-out (“FIFO”) or average cost methods are used. This new guidance is effective for the Company’s fiscal year beginning after December 15, 2016. ASU No. 2015-11 is not expected to have any impact upon adoption, although it could have impact in the future periods will depend on future valuation of the Company’s inventory.

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

While we have been able to offset inflation and other changes in the costs of key operating resources through price increases, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility. In addition, macroeconomic conditions could make additional price increases imprudent. There can be no assurance that all future cost increases can be offset by increased prices or that increased prices will be fully absorbed without any resulting changes in their purchasing patterns.

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

ITEM 7a.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of December 31, 2016, we borrowed $10.0 million under our Credit Facilities, of which $7.0 million was outstanding as of December 31, 2016. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESHPET, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Freshpet Inc.:

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freshpet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 14, 2017

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,908,177	$8,029,413
Short-term investments	—	3,250,000
Accounts receivable, net of allowance for doubtful accounts	8,886,790	7,030,719
Inventories, net	5,402,735	6,853,447
Prepaid expenses and other current assets	1,045,651	229,631
Total Current Assets	19,243,353	25,393,210
Property, plant and equipment, net	101,493,080	82,793,007
Deposits on equipment	3,620,444	3,243,519
Other assets	2,094,339	1,667,838
Total Assets	$126,451,216	$113,097,574
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	6,884,155	6,668,643
Accrued expenses	4,531,139	2,274,557
Accrued warrants	253,391	204,314
Borrowings under Credit Facilities	7,000,000	—
Total Current Liabilities	$18,668,685	$9,147,514
Total Liabilities	$18,668,685	$9,147,514
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 33,961,650 and 33,536,940 issued and outstanding on December 31, 2016 and December 31, 2015, respectively	33,961	33,537
Additional paid-in capital	299,477,706	292,484,986
Accumulated deficit	(191,729,136)	(188,568,463)
Total Stockholders' Equity	107,782,531	103,950,060
Total Liabilities and Stockholders' Equity	$126,451,216	$113,097,574

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31,
	2016	2015	2014
NET SALES	$133,053,517	$116,186,372	$86,764,112
COST OF GOODS SOLD	72,682,634	61,537,230	44,545,637
GROSS PROFIT	60,370,883	54,649,142	42,218,475
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	62,585,833	58,296,814	48,298,791
LOSS FROM OPERATIONS	(2,214,950)	(3,647,672)	(6,080,316)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	(181,850)	448,943	(666,169)
Fees on Debt Guarantee	—	—	(25,937,048)
Interest Expense	(698,119)	(454,567)	(4,613,731)
	(879,969)	(5,624)	(31,216,948)
LOSS BEFORE INCOME TAXES	(3,094,919)	(3,653,296)	(37,297,264)
INCOME TAX EXPENSE	65,754	57,516	41,753
NET LOSS	(3,160,673)	(3,710,812)	(37,339,017)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,160,673)	$(3,710,812)	$(131,279,893)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.09)	$(0.11)	$(9.63)
-DILUTED	$(0.09)	$(0.11)	$(9.63)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,674,416	33,497,940	13,632,042
-DILUTED	33,674,416	33,497,940	13,632,042

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock - Voting
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
BALANCES, DECEMBER 31, 2013	10,421,419	$10,421	$16,450,175	$(147,518,634)	$(131,058,038)
Share-based compensation expense	—	—	1,553,985	—	1,553,985
Issuance of common stock to consultant for services	666	1	9,990	—	9,991
Series B Preferred Stock dividend accretion	—	—	(4,271,550)	—	(4,271,550)
Series C Preferred Stock dividend accretion	—	—	(7,014,643)	—	(7,014,643)
Additional loss upon conversion of Series C Preferred Stock into common stock	—	—	(82,654,683)	—	(82,654,683)
Shares issued upon consummation of Initial Public Offering (IPO)	11,979,167	11,979	164,393,700	—	164,405,679
Conversion of Preferred Series C into common stock upon consummation of IPO	11,067,090	11,067	199,749,908	—	199,760,975
Net loss	—	—	—	(37,339,017)	(37,339,017)
BALANCES, DECEMBER 31, 2014	33,468,342	$33,468	$288,216,882	$(184,857,651)	$103,392,699
Exercise of options to purchase common stock	44,432	44	291,705	—	291,749
Issuance of restricted stock units	24,166	24	(24)	—	—
Share-based compensation expense	—	—	3,976,423	—	3,976,423
Net loss	—	—	—	(3,710,812)	(3,710,812)
BALANCES, DECEMBER 31, 2015	33,536,940	$33,537	$292,484,986	$(188,568,463)	$103,950,060
Exercise of options to purchase common stock	424,710	425	2,767,570	—	2,767,995
Share-based compensation expense	—	—	4,225,149	—	4,225,149
Net loss	—	—	—	(3,160,673)	(3,160,673)
BALANCES, December 31, 2016	33,961,650	$33,961	$299,477,706	$(191,729,136)	$107,782,531

See accompanying notes to the consolidated financial statements.

FRESHPET INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,160,673)	$(3,710,812)	$(37,339,017)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for (gain)/loss on accounts receivable	(5,164)	11,985	8,092
Loss on disposal of equipment and deposits on equipment	189,531	93,599	308,707
Fees on debt guarantee	—	—	25,937,048
Share-based compensation	4,193,490	3,923,857	1,563,976
Fair value adjustment for outstanding warrants	49,077	(502,626)	337,376
Change in reserve for inventory obsolescence	(117,944)	(105,022)	(112,835)
Depreciation and amortization	9,887,168	7,573,535	6,424,813
Amortization of deferred financing costs and loan discount	150,272	144,823	916,322
Changes in operating assets and liabilities
Accounts receivable	(1,850,907)	(1,682,304)	(1,870,896)
Inventories	1,568,656	565,726	(1,689,091)
Prepaid expenses and other current assets	(816,020)	1,061,748	(1,101,899)
Other assets	(398,059)	(198,902)	(72,660)
Accounts payable	853,854	192,583	(1,608,213)
Accrued expenses	2,256,582	(629,373)	271,975
Net cash flows provided by (used in) operating activities	12,799,863	6,738,817	(8,026,302)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(7,499,205)	—
Proceeds from maturities of short-term investments	3,250,000	4,249,205	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(29,952,536)	(27,015,112)	(17,130,947)
Acquisitions of land and building	—	(5,026,250)	—
Proceeds from sale of equipment	13,442	30,957	253,510
Net cash flows used in investing activities	(26,689,094)	(35,260,405)	(16,877,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	—	—	11,500,000
Repayment of long-term debt	—	—	(88,000,000)
Exercise of options to purchase common stock	2,767,995	291,749	—
Proceeds from borrowings under Credit Facilities	10,000,000	—	—
Repayment of borrowings under Credit Facilities	(3,000,000)	—	—
Proceeds from preferred stock - Series C issued	—	—	6,550,984
Redemption of Series B preferred stock	—	—	(34,998,957)
Financing fees paid in connection with borrowings	—	—	(739,469)
Proceeds from shares of common stock issued in initial public offering, net of issuance costs	—	—	164,405,679
Net cash flows provided by financing activities	9,767,995	291,749	58,718,237
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,121,236)	(28,229,839)	33,814,498
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,029,413	36,259,252	2,444,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,908,177	$8,029,413	$36,259,252
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$76,945	$56,353	$31,365
Interest paid	$445,277	$332,244	$4,702,333
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend accretion of Series C and Series B Preferred Stock and additional loss upon conversion of Series C Preferred Stock into common stock upon consummation of IPO	$—	$—	$93,940,876
Property, plant and equipment purchases in accounts payable	$1,404,550	$2,036,114	$983,959

See accompanying notes to the consolidated financial statements.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh, refrigerated meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada and an international test market into major retail classes including Grocery and Mass (which includes club) as well as Pet specialty and Natural retail.

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

Cash and Cash Equivalents – The Company at times considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments – The Company at times holds interest-bearing certificates of deposits with financial institutions with maturities ranging from three months to one year. Certificates of deposit are classified as short-term investments and interest is recorded as other expenses, net. Historically, interest income has not been material. The Company will continue to monitor interest income and will disclose separately if significant.

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

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2016, and 2015, the Company determined that a valuation allowance of 100% is appropriate.

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

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $15,374,392, $16,302,237, and $14,231,930, in 2016, 2015, and 2014, respectively.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $11,202,392, $11,407,908, and $9,447,406 for the years ended December 31, 2016, 2015, and 2014, respectively.

Research & development – Research and development costs consist of expenses to develop and test new products.  The cost are expensed as incurred.

Share-Based Compensation – The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the statement of operations included compensation expense for share-based payment awards granted subsequent to December 31, 2006, based on the grant date fair value estimated. Share awards are amortized under the straight-line method over the requisite service period of the entire award. Upon the adoption of ASU 2016-09, the Company no longer estimates expected forfeitures but accounts for forfeitures as they occur.

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

As of December 31, 2016, the Company only maintained Level 1 assets and liabilities.

Note 2 – Recently Issued Accounting Standards:

Adopted

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt this amendment in the second quarter of 2016. The Company has elected to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. The impact on the Company’s Consolidated Statements of Operations and Comprehensive Loss was not material. The amendments related to excess tax benefits are not material due to the Company’s net operating losses.

Not Yet Adopted

In May 2014, the Financing Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients, and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is currently utilizing a comprehensive approach to assess the impact of this guidance by reviewing current accounting policies to identify the potential impact of the new requirements on its revenue contracts. The Company does

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not currently expect this guidance to have a material impact on its consolidated financial statements and related disclosures. The Company currently expects to adopt the new guidance beginning in the fiscal year ended December 31, 2018 and has not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that an entity carry its inventory at lower of cost or net realizable value (which replaces “lower of cost or market”) if the first-in first-out (“FIFO”) or average cost methods are used. This new guidance is effective for the Company’s fiscal year beginning after December 15, 2016. ASU No. 2015-11 is not expected to have impact upon adoption, but could have an impact in future periods depending upon the future valuation of the Company’s inventory.

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

Note 3 – Inventories:

Inventories are summarized as follows:

	December 31,
	2016	2015
Raw Materials and Work in Process	$1,568,789	$1,493,654
Packaging Components Material	908,771	1,161,814
Finished Goods	3,219,634	4,374,494
	5,697,194	7,029,962
Reserve for Obsolete Inventory	(294,459)	(176,515)
	$5,402,735	$6,853,447

Note 4 – Property, Plant and Equipment:

	December 31,
	2016	2015
Refrigeration Equipment	$62,603,188	$55,020,179
Machinery and Equipment	45,953,884	21,324,085
Building, Land, and Improvements	25,114,611	15,205,494
Furniture and Office Equipment	3,941,995	2,287,396
Automotive Equipment	317,615	317,292
Leasehold Improvements	297,681	140,672
Construction in Progress	2,841,035	19,388,195
	141,070,009	113,683,313
Less: Accumulated Depreciation and Amortization	(39,576,929)	(30,890,306)
	$101,493,080	$82,793,007

Depreciation and amortization expense related to property, plant and equipment totaled approximately $9,708,062, $7,433,876 and $6,356,736 for the years ended December 31, 2016, 2015 and 2014, respectively; of which $4,028,022,

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$2,566,013 and $2,453,883 was recorded in cost of goods sold for 2016, 2015 and 2014, respectively; with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

In June 2015, the Company purchased a building and 6.5 acres of land adjacent to the Company’s manufacturing facility in Bethlehem, Pennsylvania. The assets have been recorded in Building, Land and Improvements at a cost of approximately $5.0 million, of which approximately $2.1 million was the value of the land, with the remaining portion representing the value of the building.

Due to our continued growth, the Company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand the plant capacity and increase distribution. Since 2015, the Company invested approximately $35.2 million in capital expenditures related to this project, with $17.6 million recorded during each of 2016 and 2015. A portion of the new equipment was placed into service in July 2016, with the remaining portion placed into service in October 2016, which resulted in incremental depreciation expense of approximately $1.6 million in the year ended December 31, 2016. In order to fund the expansion, we borrowed $10.0 million under our Credit Facilities and repaid $3.0 million by the end of 2016. We expect to repay the remainder of this indebtedness by the end of 2017.

Note 5 – Income Taxes:

A summary of income taxes as follows:

	December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	65,754	57,516	41,753
	$65,754	$57,516	$41,753

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	December 31,
	2016	2015	2014
Tax at federal statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal	1.95	0.95	0.13
Permanent items	(3.19)	(1.33)	(18.40)
Other	0.54	(0.09)	(1.58)
Valuation allowance	(35.43)	(35.11)	(14.26)
Effective tax rate	(2.13)%	(1.58)%	(0.11)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2016 and 2015.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
Net deferred tax asset carryforward	$59,491,094	$58,386,785
Stock option expense	3,155,006	2,745,796
Property and equipment	(10,400,982)	(7,687,008)
Other	981,050	613,190
Less: Valuation allowance	(53,226,168)	(54,058,763)
Net deferred tax	$—	$—

At December 31, 2016, the Company had federal net operating loss (“NOL”) carryforwards of $160,728,383, which expire between 2025 and 2036. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.  At December 31, 2016, the Company had $132,394,673 of State NOLs which expire between 2016 and 2036.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2016, there were, no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2016.

Net deferred tax assets and liabilities are summarized as follows:

	December 31,
	2016	2015
Total deferred tax assets	$63,627,150	$61,745,771
Total deferred tax liabilities	(10,400,982)	(7,687,008)
Valuation allowance	(53,226,168)	(54,058,763)
Net deferred income tax assets	$—	$—

Note 6 – Accrued Expenses:

	December 31,
	2016	2015
Accrued Compensation	$1,895,443	$451,819
Accrued Leadership Transition Expense (1)	428,150	—
Accrued Chiller Cost	1,010,018	559,957
Accrued Freight	359,009	337,233
Accrued Marketing	211,184	231,353
Accrued Insurance	—	218,134
Accrued Sales and Use Tax	45,886	45,886
Other Accrued Expenses	581,449	430,175
	$4,531,139	$2,274,557

(1) Accrued Leadership Transition Costs represent unpaid costs detailed within our former Chief Executive Officer’s separation agreement.

Note 7 – Debt:

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

On December 23, 2014, the Company modified the terms of the $40.0 million Credit Facilities. The $18.0 million Term Facility was repaid and extinguished, the 3-year $10.0 million Revolving Facility remained unchanged, and the $12.0 million Capex Commitments was increased to $30.0 million. Amounts borrowed under the Capex Commitments reduce the $30.0 million available such that the borrowed funds are no longer available after repayment. Any drawn Capex Commitments will mature on the fifth anniversary of the execution of the Loan Agreement, and undrawn Capex Commitments will expire on the third anniversary of the execution of the Loan Agreement. Under the terms of the Loan Agreement, the commitments for the $10.0 million Revolving Facility may be increased up to $20.0 million subject to certain conditions.

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

During the year ended December 31, 2016, the Company borrowed $10.0 million and repaid $3.0 million from the Capex Commitments, and had $30.0 million available under the Credit Facilities as of December 31, 2016. The Company was in compliance with all covenants in the Loan Agreement and had $7.0 million outstanding under the Credit Facilities as of December 31, 2016. There was no outstanding debt as of December 31, 2015. There was less than $0.1 million of accrued interest as of December 31, 2016 and no accrued interest as of December 31, 2015. Interest expense and fees totaled $0.7 million, $0.5 million, and $4.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 8 – Commitments and Contingencies:

Commitments – The Company leases office space under non-cancelable operating leases that expire at various dates through June 30, 2024. As of December 31, 2016, future minimum rentals due under these leases for the next five years were as follows:

December 31, 2016
2017	78,219
2018	468,465
2019	478,667
2020	488,870
2021	499,072
2022 and thereafter	1,293,167
$3,306,460

Rent expense related to these non-cancelable operating leases was $473,853, $393,718, and $404,438 for the years ended December 31, 2016, 2015, and 2014, respectively.

Certain of the Company’s executives are covered by employment contracts requiring the Company to pay severance in the event of certain terminations.

Contingency – In November 2015, Freshpet entered into an incentive agreement with a vendor. Under the terms of the agreement, a cash incentive will be earned by the vendor upon achievement of certain performance goals that must be reached by the end of the contract term, which expires on November 30, 2017. The incentive payout is based on the fair value of the Company’s common stock price as of the achievement date specified within the contract. As of December 31, 2016, the Company does not believe it is probable that the vendor will reach the performance goals during the term of the contract and accordingly has not provided an accrual for this agreement. However, if the performance goal were deemed probable as of December 31, 2016, the Company would have established an accrual ranging from $305,000 to $1,015,000, depending on the goal achieved.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dividends

Holders of Series B were entitled to receive dividends payable in additional fully paid and non-assessable shares of Series B at a rate per annum of 15% of the original issue price. Such dividends were to be fully cumulative from the first day of issuance and accrued without interest on both the initial Series B shares obtained and shares obtained via dividend, on a quarterly basis. The dividend accrued during the year ended December 31, 2014 was $4,271,550. The total cumulative dividends that were paid on November 13, 2014, upon redemption of the Series B, was $23,840,008.

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

Series B and Series C were historically classified on the balance sheet outside of permanent equity. There were no preferred stock dividends accrued or payable as of December 31, 2016 or 2015.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrant automatically converts in October 2017 without any action by the holder. The accrued value of the warrant as of December 31, 2016 was $253,391.

Note 11 – Guarantee Agreement:

In connection with a $62,500,000 revolving note payable, the Company entered into a Fee and Reimbursement Agreement with certain stockholders who were also guarantors of the note. That agreement stipulated that the Company would pay each guarantor a contingent fee equal to 10% per annum of the amount that each guarantor had committed to guarantee. The payment was to be made in the form of newly issued shares of Series C Preferred Stock at the price of $5.25 per share. The fee accrued only from and after the date that the Guarantor entered into the Guarantee, and if at any time any Guarantor’s obligation was terminated in full or in part, the Fee would continue to accrue only with respect to the amount, if any of such Guarantor’s remaining commitment under the Credit Agreement. The fee was contingent in that it would become due and payable only if all principal and interest under the credit agreement had been repaid and a Change of Control had occurred. A Change of Control was defined as any sale, merger, consolidation, share exchange, business combination, equity issuance, or other transaction or series of related transactions, specifically excluding public offerings, which result in the stockholders immediately prior to the transaction(s) owning collectively less than 50% of the voting control immediately following the transaction(s); or (ii) any sale, lease, exchange, transfer, or other disposition of substantially all of the assets, taken as a whole, in a single transaction or series of transactions, excluding sales in the ordinary course of business, sale/leaseback and corporate restructuring transactions.

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

Note 12 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the years ended December 31, 2016, 2015, and 2014 was approximately $4,225,149, $3,976,423, and $1,563,976, respectively. Cost of goods sold the year ended December 31, 2016, 2015, and 2014 included share-based compensation of approximately $221,559, $201,086, and $71,669, respectively. Selling, general, and administrative expense for the year ended December 31, 2016, 2015, and 2014 included share-based compensation of approximately $3,971,930, $3,722,770, and $1,492,307, respectively. Capital expenditures recorded during the years ended December 31, 2016 and 2015 for the Freshpet Kitchens expansion project included share-based compensation of approximately $31,660 and $52,566 respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At December 31, 2016, there were zero shares available for grant as the plan is frozen.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for option to purchase approximately 2,220,280 shares of the Company’s common stock). These options are either time-based (vest over four years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company or an initial public offering registered under the Securities Act, as defined in the stock grant agreement.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, the Company modified its performance-based awards and exit-event awards under the 2010 Plan. All performance-based awards (680,753 awards) were modified to time-vested awards that cliff vest over two years. At the time of the November 2014 modification the original performance-based awards’ vesting criteria was not considered probable. In addition, all exit-event awards (657,693 awards) were modified to performance-based awards.

In December 2016, the Company modified 419,366 of its performance-based awards to time-based awards that vest over two years. These awards were originally included in the November 2014 modification from exit-event awards to performance-based awards. At the time of the December 2016 modification the performance-based awards’ vesting criteria was not considered probable.

All modified awards were fair valued on the modification date. As of December 31, 2016 the vesting of any remaining performance-based awards which were not modified in December 2016 is not considered probable of vesting and accordingly the Company has not recognized the related compensation expense.

The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of December 31, 2016, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

At December 31, 2016, there were 2,627,585 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During the year ended December 31, 2016, 500,000 service period stock options and 500,000 performance-based stock options were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of December 31, 2016, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2016 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,082,740	$6.91
Granted	255,585	15.00
Modified from Performance Based Options to Service Period Stock Options	680,753	7.10
Forfeited	(741)	6.27
Outstanding at December 31, 2014	2,018,337	$7.91
Granted	3,275	17.00
Exercised	(44,432)	6.57
Forfeited	(370)	15.00
Outstanding at December 31, 2015	1,976,810	$8.00
Granted	845,131	9.75
Modified from Performance Based Options to Service Period Stock Options	419,366	7.10
Exercised	(424,710)	6.52
Forfeited	(12,355)	9.97
Expired	(15,957)	8.12
Outstanding at December 31, 2016	2,788,285	$8.61	6.0	$5,553,686
Exercisable at December 31, 2016	1,441,782	$8.01	4.4	$3,897,835

Of the options exercisable at December 31, 2016, 1,274,034 were in-the-money, which account for the entire aggregate intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2016 and December 31, 2015 were $1,467,076 and $531,962, respectively.

A summary of the nonvested service period stock options as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2013	189,234	$6.02
Granted	255,585	6.34
Modified from Performance Based Options to Service Period Stock Options	680,753	8.90
Vested	(171,059)	5.83
Forfeited	(741)	6.25
Nonvested as of December 31, 2014	953,772	$8.16
Granted	3,275	7.67
Vested	(372,464)	8.22
Forfeited	(370)	6.34
Nonvested as of December 31, 2015	584,213	$8.13
Granted	845,131	4.97
Modified from Performance Based Options to Service Period Stock Options	419,366	4.87
Vested	(489,851)	8.42
Forfeited	(12,355)	7.22
Nonvested as of December 31, 2016	1,346,503	$5.04

As of December 31, 2016, there was $6,027,096 of total unrecognized compensation costs related to non-vested service period options, of which $2,535,584 will be incurred in 2017, $2,202,286 will be incurred in 2018, $841,354 will be incurred in 2019 and the remaining will be incurred in 2020.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual or cumulative revenue goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2016 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	680,753	$7.10
Granted	255,585	15.00
Modified from Exit Event Options to Performance Based Options	657,693	7.10
Modified from Performance Based Options to Service Period Stock Options	(680,753)	7.10
Outstanding at December 31, 2014	913,278	$9.31
Granted	3,275	17.00
Forfeited	(370)	15.00
Outstanding at December 31, 2015	916,183	$9.33
Granted	883,759	9.67
Modified from Performance Based Options to Service Period Stock Options	(419,366)	7.10
Forfeited	(23,015)	9.73
Outstanding at December 31, 2016	1,357,561	$10.24	8.4	$1,141,801

No performance-based options were exercisable at December 31, 2016, 2015, or 2014. A summary of the nonvested performance-based options as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	680,753	$5.85
Granted	255,585	6.41
Modified from Exit Event Options to Performance Based Options	657,693	9.31
Modified from Performance Based Options to Service Period Stock Options	(680,753)	(5.85)
Nonvested as of December 31, 2014	913,278	$8.50
Granted	3,275	7.64
Forfeited	(370)	6.41
Nonvested as of December 31, 2015	916,183	$8.50
Granted	883,759	5.19
Modified from Performance Based Options to Service Period Stock Options	(419,366)	4.87
Forfeited	(23,015)	8.38
Nonvested as of December 31, 2016	1,357,561	$7.47

During the fourth quarter of the year ended December 31, 2015, the achievement of the vesting criteria related to the performance-based awards under the 2010 and 2014 plans (which were modified and granted in November 2014, respectively) was no longer probable.  As a result, the Company reversed $2,573,484 of compensation expenses related to performance-based awards during the fourth quarter of the year ended December 31, 2015.

Additional performance-based awards were granted in 2016 under the 2014 Omnibus Plan. During the fourth quarter of the year ended December 31, 2016, the achievement of the vesting criteria related to the tranche of these awards which would have vested on December 31, 2016 was no longer probable.  As a result, the Company reversed $56,815 of compensation expenses related to performance-based awards during the fourth quarter of the year ended December 31, 2016.

As of December 31, 2016, unrecognized compensation costs related to performance-based awards for which the achievement of the vesting criteria is considered probable as of December 31, 2016 have performance target dates ranging from December 31, 2017 through December 31, 2020. There was approximately $2,248,392 of total unrecognized compensation costs related to non-vested performance-based options, of which $648,843 will be incurred in 2017, $655,368 will be incurred in 2018, $471,444 will be incurred in 2019 and the remaining will be incurred in 2020.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2016.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2013	—	—
Granted	24,166	15.00
Outstanding at December 31, 2014	24,166	$15.00
Issued Upon Vesting	(24,166)	15.00
Outstanding at December 31, 2015	—	$—
Granted	105,313	9.05
Forfeited	(7,798)	9.05
Outstanding at December 31, 2016	97,515	$9.05

As of December 31, 2016, there was approximately $537,513 of total unrecognized compensation costs related to restricted stock units, of which $302,447 will be incurred in 2017, $173,332 will be incurred in 2018, and $61,735 will be incurred in 2019.

Exit Event Options—Exit event option vesting is contingent upon the occurrence of an exit event, which results from a Change of Control in the Company or an Initial Public Offering of the Company’s common stock under the Securities Act, as defined in the option grant agreement. A summary of exit event stock options outstanding and changes under the plans during the year ended December 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	876,924	$7.10
Cancelled	(219,231)	7.10
Modified from Exit Event Options to Performance Based Options	(657,693)	7.10
Outstanding at December 31, 2014	—	$—	—	$—

No exit event options were granted during 2016 or 2015. A summary of the nonvested exit event stock options as of December 31, 2014 and changes during the year ended December 31, 2014, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	876,924	$5.85
Cancelled	(219,231)	5.85
Modified from Exit Event Options to Performance Based Options	(657,693)	5.85
Nonvested as of December 31, 2014	—	$—

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during the years ended December 31, 2016, 2015, and 2014 were $5.09, $7.66 and $8.35 per share, respectively.

Expected Volatility—For the grants during the year ended December 31, 2013, the expected volatility was based on the historical volatility of the Company’s common stock.

The Company utilized its historical stock price as an indicator of volatility for all grants prior to 2013. The grants during 2014 all occurred while the Company was publicly traded. Subsequent to the IPO, we no longer deemed it appropriate to use historical volatility as it was not representative of the Company’s stock on the public market.  As such expected volatility that was utilized was based upon the volatility of a group of similar entities, referred to as “guideline” companies. As Freshpet has more historical data based on more time as a public company, the historical volatility of Freshpet becomes a more significant input.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted Average Expected Term—The Company determined the expected term based on the “shortcut method” described in FASB ASC 718, Compensation—Stock Compensation (an expected term based on the midpoint between the vesting date and the end of the contractual term).

Risk-Free Interest Rate—The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Expected Dividend Yield—The Company has not historically declared dividends, and no future dividends are expected to be available to benefit option holders. Accordingly, the Company used an expected dividend yield of zero in the valuation model.

	Year Ended December 31,
	2016	2015	2014
Expected volatility	52.6% - 53.2%	45.6%	41.9%
Average expected terms in years	5.3 - 7.2	5.4 -6.4	3.9 -6.6
Risk-free interest rate	1.26% - 1.36%	1.6%	1.01% - 2.09%
Expected dividend yield	0.0%	0.0%	0.0%

Note 13 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common share outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2016, 2015 and 2014.

The computation of net income attributable to common stockholders is as follows:

	Twelve Months Ended
	December 31,
	2016	2015	2014
Net loss	$(3,160,673)	$(3,710,812)	$(37,339,017)
Preferred stock dividends on Series B and Series C	—	—	(11,286,193)
Additional loss attributable to common stockholders upon conversion of Series C Preferred Stock into common stock	—	—	(82,654,683)
Net loss attributable to common stockholders	$(3,160,673)	$(3,710,812)	$(131,279,893)

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended
	December 31,
	2016	2015	2014
Service Period Stock Options	2,299,468	1,991,209	1,220,739
Restricted Stock Units	65,439	—	—
Warrants	61,117	61,117	61,117
Total	2,426,024	2,052,326	1,281,856

Note 14 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $497,731 in 2016, $380,357 in 2015, and $307,754 in 2014.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions:

Payments made to a privately held entity, who is a stockholder of the Company, for the purchase of raw materials totaled approximately $6,565,384 in 2016, $6,068,038 in 2015, and $5,545,835 in 2014. The Company believes that all payments made to the shareholder are at market value and thus at arms-length.

Note 16 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—In 2016, 2015, and 2014, net sales to one of our distributors which sells directly to three of our customers, accounted for 23%, 22%, and 22% of our net sales, respectively. In 2016, no customers accounted for 10% of our net sales, while for the same period in 2015, one customer accounted for more than 10% of our net sales. In 2014, no customer accounted for more than 10% of our net sales.

Major Suppliers—The Company purchased approximately 23% of its raw materials from one vendor during 2016, approximately 34% of its raw materials from two vendors during 2015, and approximately 54% of its raw materials from three vendors during 2014.

The Company also purchased approximately 89% of its treats finished goods from four vendors in 2016, approximately 90% from three vendors in 2015, and approximately 96% from three vendors in 2014.

The Company purchased approximately 84% of its packaging material from three vendors during 2016, 64% of its packaging material from three vendors during 2015, and approximately 74% of its packaging material from three vendors during 2014.

Net Sales by Class of Retail—The following table sets forth net sales by class of retail.

	Year Ended December 31,
	2016	2015	2014
Grocery, Mass and Club	$104,708,513	$89,131,925	$65,212,966
Pet Specialty, Natural and Other	28,345,003	27,054,447	21,551,146
Net Sales	$133,053,517	$116,186,372	$86,764,112

(1)	Other sales represent less than 1% of net sales

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Unaudited Quarterly Results:

Unaudited quarterly results for the years ended December 31, 2016, 2015, and 2014 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Net sales	31,453,700	33,002,209	34,536,151	34,061,456
Income/(loss) from operations	(1,599,195)	(2,974,942)	808,196	1,550,989
Net Income/(loss)	(1,771,802)	(3,243,002)	620,730	1,233,400
Net Income/(loss) attributable to common stockholders	(1,771,802)	(3,243,002)	620,730	1,233,400
Basic earnings/(loss) per common share	(0.05)	(0.10)	0.02	0.04
Diluted earnings/(loss) per common share	(0.05)	(0.10)	0.02	0.04
2015:
Net sales	27,054,674	28,359,404	30,570,506	30,201,788
Income/(loss) from operations	(2,424,578)	(2,078,083)	(2,013,698)	2,868,688
Net Income/(loss) (2)	(2,587,074)	(2,228,650)	(1,675,350)	2,780,262
Net Income/(loss) attributable to common stockholders (2)	(2,587,074)	(2,228,650)	(1,675,350)	2,780,262
Basic earnings/(loss) per common share	(0.08)	(0.07)	(0.05)	0.08
Diluted earnings/(loss) per common share	(0.08)	(0.07)	(0.05)	0.08
2014:
Net sales	19,350,197	20,386,038	22,519,672	24,508,205
Income/(loss) from operations	(2,301,404)	3,328,420	(1,338,419)	550,551
Net Income/(loss)	(5,142,223)	(6,266,803)	(9,483,241)	(16,446,750)
Net Income/(loss) attributable to common stockholders (1)	(7,485,640)	(10,771,077)	(12,380,254)	(100,642,922)
Basic earnings/(loss) per common share	(0.53)	(0.77)	(1.19)	(4.35)
Diluted earnings/(loss) per common share	(0.53)	(0.77)	(1.19)	(4.35)
(1)	See note 9 for further detail regarding the dividend accretion that is included within net loss attributable to common stockholders.
(2)	Fourth quarter 2015 results include the reversal of $2.6 million of stock-based compensation expense related to performance-based awards. See Note 12.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)Financial Statements – See Index to the Consolidated Financial Statements appearing on page 46.

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
10.35

Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Documents
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2017.

Signature	Title

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Kassar Richard Kassar	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Charles A. Norris Charles A. Norris	Director

/s/ J. David Basto J. David Basto	Director

/s/ Daryl G. Brewster Daryl G. Brewster	Director

/s/ Lawrence S. Coben Lawrence S. Coben	Director

/s/ Walter N. George III Walter N. George III	Director

/s/ Christopher B. Harned Christopher B. Harned	Director

/s/ Robert C. King Robert C. King	Director

/s/ Jonathan S. Marlow Jonathan S. Marlow	Director

/s/ Craig D. Steeneck Craig D. Steeneck	Director