Form 10-K/A
period 2016-12-31
Freshpet, Inc.
filed 2017-05-01
CIK 1611647

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

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30,2016, was $228 million.

The number of shares of Registrant’s Common Stock outstanding as of April 21, 2017 was 34,107,292.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2017 (the “Original Filing”, the “2016 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2016 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2016 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2016 10-K and the exhibit index set forth in Part IV of the 2016 10-K and includes certain exhibits as noted thereon. The cover page of the 2016 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2016 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2016 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2016 10-K. Accordingly, this Amendment should be read in conjunction with our 2016 10-K and with our filings with the SEC subsequent to the filing of our 2016 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2016 10-K.

Table of Contents

Freshpet, Inc.

Amendment No. 1 on Form 10-K/A

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 20, 2017), position and a description of the business experience of each of our executive officers and each of our post-IPO directors:

Name	Age	Position(s)
Charles A. Norris	70	Chairman of the Board and Director
William B. Cyr	54	Director and Chief Executive Officer
J. David Basto	44	Director
Daryl G. Brewster	60	Director
Lawrence S. Coben	58	Director
Walter N. George III	60	Director
Christopher B. Harned	54	Director
Robert C. King	58	Director
Jonathan S. Marlow	37	Director
Craig D. Steeneck	59	Director
Scott Morris	48	President and Chief Operating Officer
Richard Kassar	70	Chief Financial Officer
Stephen Weise	57	Executive Vice President of Manufacturing and Supply Chain
Stephen Macchiaverna	59	Senior Vice President, Controller and Secretary

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors and Chairman of the Board since October 2006. Mr. Norris serves as a member of the board of directors of Primo Water and previously served as the Chairman of Glacier Water Services Inc. from 2001 to 2016. He is also a member of the board of directors of Advanced Engineering Management, a position he has held since 2004, a member of the board of directors of MP Holdco LLC, a position he has held since 2015, and was Chairman of the Board of Day Runner from September 2001 to November 2003, when it was sold. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained with Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestle in both Switzerland and the United States. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

Director and CEO— William B. Cyr has been a member of our Board of Director and as our CEO since September 2016. Before assuming his role at Freshpet, Mr. Cyr, served as President and Chief Executive Officer of Sunny Delight Beverages Co. (“SDBC”) from August 2004 to February 2016. Prior to joining SDBC, Mr. Cyr spent 19 years at Procter & Gamble, where he ultimately served as the Vice President and General Manager of the North American Juice Business and Global Nutritional Beverages. During his time as President and Chief Executive Officer of SDBC, Mr. Cyr served as a Board and Executive Committee Member of the Grocery Manufacturers Association, a position he held since 2002. Additionally, he has been a member of the Board of Directors of American Beverage Association since 2007 and on the Executive Committee since 2012. Mr. Cyr holds an A.B. from Princeton University. Mr. Cyr provides the Board of Directors with knowledge of the daily affairs of the Company, expertise in the consumer products industry and extensive experience in corporate leadership.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Managing Director of The Carlyle Group which he joined in 2015.  Prior to joining The Carlyle Group, Mr. Basto was Founding Partner of Broad Sky Partner, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean’s consumer sector investing team. Prior to MidOcean, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto currently serves on the board of directors of Artic Glacier, Inc. Mr. Basto provides the Board of Directors with expertise in analyzing financial issues and insights into the consumer sector.

Director—Daryl G. Brewster has been a member of our Board of Directors since January 2011. Since 2013, Mr. Brewster has served as the Chief Executive Officer of Committee Encouraging Corporate Philanthropy, a business organization of over 200 large cap companies that counsels leading companies and CEOs to build, measure and refine their social strategies. Since 2008, Mr. Brewster has also been the founder/CEO of Brookside Management, LLC, a boutique consulting firm that provides C-level insights and support to consumer companies and service providers to the industry. In 2013, Mr. Brewster co-founded Brewster Foods Group, a family-run business focused on investing in and operating small cap food businesses, where he continues to act as the company’s co-founder and co-chair. Between 2009 and 2013, Mr. Brewster was a Management Advisor to MidOcean partners. Prior to that, Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK; Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the board of MP Holdco LLC and the boards of several middle-market growth companies, and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board of Directors with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

Director—Lawrence S. Coben, Ph.D., has been a member of our Board of Directors since November 2014. Mr. Coben is currently Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC, positions he has held since May 2006. Mr. Coben was also Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, Mr. Coben was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Mr. Coben was an independent consultant and, from 1994 to 1996, he was Chief Executive Officer of Bolivian Power Company. Mr. Coben has served as the Chairman of the Board of NRG Energy, Inc. since February 13, 2017. Mr. Coben served on the board of directors of Chilean Utility SAESA from 2008 to 2010 and the British power developer Rurelec PLC from 2011 to 2014. Mr. Coben is also Executive Director of the Sustainable Prevention Initiative and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology. Mr. Coben provides the Board of Directors with significant managerial, strategic, and financial expertise, particularly as it relates to company financings, transactions and development initiatives.

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

Director—Christopher B. Harned has been a member of our Board of Directors since 2006. Mr. Harned also served as our Vice Chairman from October 2006 to December 2010. Mr. Harned has been partner of Arbor Invesments, a private equity firm focued on the consumer products sector, since September 2016.   Mr. Harned has been a Managing Director in the Investment Banking Group of Nomura Securities International Inc. from September 2014 through July 2016. Prior to joining Nomura, Mr. Harned was a Managing Director with Robert W. Baird & Co., Inc. from November 2011 through September 2014. Prior to joining Baird, Mr. Harned served as a Partner with The Cypress Group LLC from 2001 through November 2011, where he directed the firm’s investment strategy in the consumer products sector and led the investment in The Meow Mix Company. Prior to joining The Cypress Group, Mr. Harned was a Managing Director and Global Head of Consumer Products M&A at Lehman Brothers, where he worked for over 16 years, from September 1985 to November 2001. Mr. Harned currently serves on the board of directors of Quad/Graphics, Inc., a global printer and media channel integrator, and served on the board of directors of bswift, LLC, a human resources and employee benefits software-as-a-service business until 2015. Mr. Harned provides the Board of Directors with expertise in the consumer products sector, the capital markets, public company experience and audit and finance committee experience.

Director—Robert C. King has been a member of our Board of Directors since November 2014. Mr. King served as the Chief Executive Officer of Cytosport, Inc., a sports nutrition company and maker of Muscle Milk, from July 2013 to August 2014. Prior to joining Cytosport, Mr. King was an advisor to TSG Consumer Partners, a mid-market private equity firm specializing in consumer packaged goods companies, from March 2011 to July 2013. Mr. King spent 21 years in the North America Pepsi system, from 1989 to 2010, including serving as Executive Vice President and President of North America for Pepsi Bottling Group from 2008 to his retirement in 2010, President of North America for Pepsi Bottling Group from 2006 to 2008, President of Field Bottling from 2005 to 2006 and Senior Vice President and General Manager for the Mid-Atlantic Business Unit from 2002 to 2005. Before joining the North America Pepsi system, Mr. King worked in various sales and marketing positions with E&J Gallo Winery from 1984 to 1989, most recently as Western Region Sales Manager, and with Procter & Gamble from 1980 to 1984, most recently as Unit Manager. Mr. King has served as non-executive chairman of the board of Gehl Foods, a Wind Point Partners firm, since 2015 and previously served as a board member and advisor to Cytosport, Island Oasis Frozen Cocktail Co., Inc. and Neurobrands, LLC, a producer of premium functional beverages. Mr. King has also served on the board of directors of Exal Corporation, a leading manufacturer of specialty aluminum cans, since February 2017. Mr. King provides the Board of Directors with corporate leadership, public company experience, operations expertise and more than 30 years of consumer packaged goods experience.

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

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck has served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc. since July 2007, where he oversees the company’s financial operations, treasury, tax and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide Corporation), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant Timeshare Resort Group (now Wyndham Worldwide Corporation). From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck currently serves as a board member and Chairman of the Audit Committee of Hostess Brands, Inc.  Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer packaged goods industry as well as accounting and financial expertise.

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

CFO—Richard Kassar has served as Chief Financial Officer since January 2011. He previously served as our Chief Executive Officer from July 2006 to January 2011 and as President from January 2011 to June 2014. Mr. Kassar has acted as our principal financial and accounting officer since 2006. Prior to joining Freshpet, he was Senior Vice President and Chief Financial Officer of The Meow Mix Company until its sale to Del Monte Foods in 2006. From 1999 to 2001, he served as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to 1999, Mr. Kassar was employed by Chock Full O’ Nuts in various positions and most recently served as Senior Vice President, Chief Operating Officer and Corporate Controller. Mr. Kassar has been a director of World Fuel Services Corporation since 2002. Mr. Kassar has over 30 years’ experience in the consumer brands industry.

EVP Manufacturing and Supply Chain—Stephen Weise joined the Company in July of 2015 as the EVP of Manufacturing and Supply Chain.  Mr. Weise has over 25 years of experience in the manufacturing and distribution of consumer products. Prior to joining Freshpet, from June 2013 to July 2015 Mr. Weise was an Account Manager at TBM Consulting, a consulting firm that specialized in operational excellence and lean manufacturing. From 2003 to February 2013, Mr. Weise held the role of COO at the Arthur Wells Group, a 3PL specializing in consumer products and temperature controlled distribution.  Prior to that, from 2002 to 2003, he served as the SVP of Operations for the B. Manischewitz Company, a specialty food manufacturer.  From 2000 to 2002, he served as COO at the Eight in One Pet Products Company, from 1995 to 2000 as VP of Manufacturing at Chock Full O’ Nuts, and from 1986 to 1995 in various positions at Kraft Foods.

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

Corporate Governance and Board Structure

In accordance with our Certificate of Incorporation and Bylaws, our Board of Directors consists of 10 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Cyr is independent consistent with the Nasdaq rules. Mr. Harned, Mr. Brewster and Mr. King are the Class I directors and their terms will expire in 2018. Mr. Basto, Mr. George, Mr. Steeneck and Mr. Coben are the Class II directors and their terms will expire in 2019. Mr. Norris, Mr. Marlow and Mr. Cyr are the Class III directors and their terms will expire in 2017. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

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

Our management is responsible for day-to-day risk management. This oversight includes identifying, evaluating and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of the Compensation Committee during 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2016 all filing requirements applicable to the Reporting Persons were timely met, except that each of Mr. Morris and Mr. Macchiaverna were late in filing a Form 4 relating to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the material elements of compensation awarded to, earned by each of our named executive officers (the “NEOs”) in fiscal 2016. Our NEOs for 2016 are Richard Thompson, who served as our Chief Executive Officer through June 30, 2016, William B. Cyr, who has served as our Chief Executive Officer since September 2016, Scott Morris, who served as our President since March 2016 and Chief Operating Officer up to September 2016 and Richard Kassar, who served as our Chief Financial Officer during 2016. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

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

Elements of Compensation

Base Salary

We pay our NEOs a base salary based on the experience, skills, knowledge and responsibilities required of each officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us. In 2016, we paid annual base salaries of $450,000 to Mr. Thompson and $600,000 to Mr. Cyr, which were prorated for the months employed as Chief Executive Officer, and annual base salaries of $375,000 to Mr. Morris and $283,000 to Mr. Kassar. None of our NEOs is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. Base salaries for our NEOs are determined by our full Compensation Committee at its sole discretion, and no NEO has the right to automatic or scheduled increases in base salary.

Annual Incentive Bonuses

The Board of Directors adopted an annual incentive plan, in which our NEOs were eligible to participate beginning in fiscal year 2016. The annual incentive plan is based on the Company’s operating performance, which includes Adjusted EBITDA and Net Sales. The performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial, and operating performance objectives. For 2016, the necessary performance bonus metrics were not met. Rather the Board of Directors relied on an annual assessment of the Company’s operating performance, including Adjusted EBITDA, as well as the performance of our executives during the preceding year to make annual incentive and bonus determinations. For 2016, the full Board of Directors determined to pay performance-based bonuses of $143,000 to Mr. Cyr, $111,000 to Mr. Morris, and $69,350 to Mr. Kassar.

Long-Term Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, with the exception of Mr. Cyr’s employment contract requiring him to hold four times his salary by no later than the fifth anniversary of his employment commencement, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our Board of Directors periodically reviews the equity incentive compensation of our NEOs and from time to time may grant equity incentive awards to them in the form of stock options.

On December 2016, we entered into amendments to specific performance-based awards under the 2010 Stock Option Plan (the “2010 Plan”) with our employees, including certain of our NEOs, modifying the performance-based awards to time-based awards that vest over two years. These awards were originally included in the November 2014 modification from exit-event awards to performance-based awards. At the time of the December 2016 modification, the achievement of the performance-based awards’ vesting criteria was not considered probable.

In connection with our initial public offering, we adopted a new equity incentive, our 2014 Omnibus Incentive Plan (the “2014 Plan”). In 2016, we granted our NEOs options to purchase shares of our common stock under the 2014 Plan, 50% of which become vested and exercisable in equal installments on each of the first three anniversaries of the date of grant and 50% of which become vested and exercisable based on the achievement of certain earnings targets during years 2016, 2017 and 2018, subject to the NEOs’ continued employment through the applicable vesting dates. We expect that future awards will be made under the 2014 Plan. For additional detail regarding the 2014 Plan, please see the “Stock Option and Other Compensation Plans” section below.

In connection with the hiring of our Chief Executive Officer, we granted Mr. Cyr, 500,000 time-vesting stock options and 500,000 performance-based stock options. Mr. Cyr’s sign-on equity awards were granted under the “inducement award” under the NASDAQ Marketplace Rules, but the award agreements provide for the awards to be governed as if issued under the 2014 Omnibus Plan. As of December 31, 2016, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets based on performance targets for fiscal year 2020 are met, as defined in the stock option grant agreement).

Additionally, to ensure that our NEO’s were aligned on long term performance metrics, we granted Mr. Morris and Mr. Kassar additional options to purchase shares of our common stock under the 2014 Plan, which become exercisable upon the achievement of performance-based metrics for 2020 which align with Mr. Cyr’s performance-based stock options.

Other Supplemental Benefits

Our NEOs are eligible for the following benefits on a similar basis as other eligible employees:

•	health, dental and vision insurance;
•	vacation, personal holidays and sick days;
•	life insurance and supplemental life insurance; and
•	short-term and long-term disability.

401(k) Retirement Plan

Additionally, we maintain a 401(k)-retirement savings plan (the “401(k) Plan”) that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which a participant may elect to reduce his or her current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2016, and have the amount of the reduction contributed to his or her 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee’s annual eligible earnings. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

We do not maintain any pension plans or non-qualified deferred compensation plans for the benefit of our employees or other service providers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our NEOs during 2014, 2015 and 2016.

Name and principal position		Salary	Bonus	Options Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	Total ($)
William B. Cyr	2016	174,712	143,014	5,403,776	—	8,914	5,730,416
Chief Executive Officer
Richard Thompson	2016	225,000	—	—	—	414,478	639,478
Chief Executive Officer	2015	467,308	—	—	—	14,055	481,363
	2014	405,231	24,000	2,561,289	96,000	15,313	3,101,833
Scott Morris	2016	439,768	111,008	770,052	—	30,629	1,351,457
President & Co-Founder	2015	350,000	—	—	—	29,764	379,764
	2014	329,225	34,000	588,548	57,600	30,785	1,040,158
Richard Kassar	2016	296,951	69,353	546,177	—	25,101	937,583
Chief Financial Officer	2015	285,577	—	—	—	24,478	310,055
	2014	252,469	24,000	443,549	48,000	25,257	793,275

(1)	Salaries for fiscal years 2016, 2015 and 2014 do not reflect amounts deferred under the Company’s 401(k) Plan.

(2)	The amounts in this column represent cash bonuses granted in connection with the completion of our initial public offering in 2014 and discretionary bonuses in 2016.

(3)

The amounts in this column reflect the aggregate grant date fair value of each option award granted during fiscal year 2014 and the incremental fair value of the modifications to option awards granted on January 1, 2011 described above under the caption entitled “Long-Term Equity Compensation” and the table below entitled “Outstanding Option Awards at December 31, 2016.” The amounts shown were computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 12 to our consolidated financial statements included in our 2016 10-K. Mr. Cyr’s granted options for 2016 were $5,403,776. These stock options were granted to Mr. Cyr as an inducement under the Nasdaq rules. Mr. Morris’s granted and modified option awards in 2016 were $1,025,462, and $(255,410), respectively, and Mr. Kassar’s granted and modified option awards in 2016 were $703,664 and $(157,487) respectively. Mr. Morris’ granted and modified option awards in 2014 were $325,728, and $262,820, respectively, and Mr. Kassar’s granted and modified option awards in 2014 were $275,618 and $167,932, respectively. In 2015, we did not grant any of our NEOs options to purchase shares of our common stock.

(4)	The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent awards of performance-based annual bonuses to our NEOs.

(5)

The compensation included in the “All Other Compensation” column consists of the 401(k) company matching contributions made for each of our NEOs and premiums we paid with respect to each of our NEOs for (a) medical, dental and vision insurance, (b) personal accident insurance, (c) life insurance, (d) long-term disability insurance, (e) short-term disability insurance, and (f) fees related to an education assistance program. Additionally includes cost associated with Richard Thompson’s Separation and the consulting agreement; including severance payments, associated benefit plan participation and a monthly retainer fee.

(6)	Mr. Cyr also serves as a member of our Board of Directors but does not receive any additional compensation for his service as a director.

Outstanding Option Awards at December 31, 2016

The following table sets forth information regarding outstanding stock options held by our NEOs as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity incentive plan awards: number of securities underlying unexercised unearned options		Option Exercise Price (Per Share)($)	Option Expiration Date
Richard Thompson	44,046	22,023	66,068	(2)	15.00	11/06/2024
	662,651	—	185,207	(2)	7.10	12/31/2020
William B. Cyr		500,000	500,000	(3)	10.23	09/05/2026
Scott Morris	—		133,000	(3)	8.90	09/26/2026
	—	42,624	42,624	(2)	9.05	05/09/2026
	17,041	8,521	25,562	(2)	15.00	11/06/2024
	42,748	57,434			7.10	12/31/2020
Richard Kassar	—		79,800	(3)	8.90	09/26/2026
	—	35,292	35,292	(2)	9.05	05/09/2026
	14,420	7,210	21,629	(2)	15.00	11/06/2024
	30,250	35,414			7.10	12/31/2020

(1)	The unvested time based options vest annually in approximately equal amounts through 2017.

(2)	The unvested performance options vest annually based on targets. For 2016, the performance-vesting targets were not met.

(3)	The unvested performance options vest annually based on fiscal year 2020 targets.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of Mr. Cyr, Mr. Morris and Mr. Kassar. The employment agreements provide for an initial term of one year and are subject to automatic one-year extensions beginning on the expiration of the initial term. The automatic extension of the employment agreements may be terminated with at least 90 days’ prior written notice from the executive or the Company stating the intent not to extend the employment term. Under the employment agreements, Mr. Cyr, Mr. Morris and Mr. Kassar are entitled to receive minimum annual base salaries of $600,000, $375,000 and $283,000, respectively, subject to annual review by the Company’s board of directors, and have the opportunity to participate in the Company’s equity incentive programs. Mr. Cyr, Mr. Morris and Mr. Kassar have the opportunity to earn an annual target bonus equal to at least 75%, 60% and 50%, respectively, of their base salary. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally.

Under the employment agreements, in the event of the executive’s termination of employment without “cause,” for “good reason” or due to “permanent disability” (each as defined in the employment agreements), the executive generally is entitled to receive, subject to the executive’s timely execution of a general release of claims: (i) any unpaid base salary and bonuses through the date of termination, (ii) an amount equal to the annual base salary, payable in equal monthly installments over the twelve-month period following such termination for Mr. Morris and Mr. Kassar, and an amount equal to the annual base salary and bonus over 18 eighteen-months for Mr. Cyr, and (iii) continued health and fringe benefits for a period of twelve months following such termination for Mr. Morris and Mr. Kassar, and over 18 eighteen-months for Mr. Cyr. In addition, in the event of the executive’s termination of employment without “cause” or with “good reason,” the executive generally is entitled to receive a pro-rated annual performance-based bonus for the year in which termination occurs, provided such termination occurs after June 30th of the applicable year.

The employment agreements contain a non-competition covenant that prohibits the executive from competing against the Company for a period of one year following termination of employment for Mr. Morris and Mr. Kassar, and two years following termination of employment for Mr. Cyr. The new employment agreements also contain non-solicitation provisions that prohibit the executives from actively soliciting the Company’s employees, customers or suppliers during the period of employment and for a period of one year following termination of employment. The executives are also subject to perpetual confidentiality restrictions that protect the Company’s proprietary information, developments and other intellectual property.

Stock Option and Other Compensation Plans

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Plan”) was adopted by our Board of Directors and approved by our stockholders in October 2006. The 2006 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based awards to our employees, officers, directors, consultants and advisors. As of December 31, 2016, there were options to purchase 82,839 shares of our common stock outstanding under the 2006 Plan, at a weighted average exercise price of $6.76 per share, and options to purchase 315,156 shares of our common stock had been exercised. The 2006 Plan was terminated in December 2010 and no awards have been granted under the 2006 Plan since such termination, however, any award outstanding under the 2006 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2010 Stock Option Plan

The 2010 Plan was adopted by our Board of Directors and approved by our stockholders in December 2010. The 2010 Plan provided for the grant of incentive stock options and non-statutory stock options to our employees, officers, directors, consultants and advisors. As of December 31, 2016, there were options to purchase 1,833,739 shares of our common stock outstanding under the 2010 Plan, at a weighted average exercise price of $7.10 per share, and options to purchase 109,554 shares of our common stock had been exercised. The 2010 Plan was terminated in March 2014 and no awards have been granted under the 2010 Plan since such termination, however, any award outstanding under the 2010 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2014 Omnibus Incentive Plan

The 2014 Plan was adopted by our Board of Directors and approved by our stockholders on October 2, 2014 in connection with our initial public offering. The 2014 Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to our directors, officers, employees, consultants and advisors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Plan or with respect to which awards may be granted may not exceed 1,479,200 shares. As of December 31, 2016, there were options to purchase 1,326,783 shares of our common stock outstanding under the 2014 Plan, at a weighted average exercise price of $10.57 per share, and no options to purchase shares of our common stock had been exercised.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table displays equity compensation plan information as of December 31, 2016. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2006 Plan	82,839		$6.76	—
2010 Plan	1,833,739		7.10	—
2014 Plan	1,326,783	(1)	10.57	2,627,585
Total	3,243,361		$8.51	2,627,585
(1)	834,203 shares granted includes 105,313 granted under 2014 plan.

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 21, 2017, by:

•	each person known by us to beneficially own 5% or more of our outstanding common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

For further information regarding material transactions between us and certain of our stockholders, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions.”

The numbers listed below are based on 34,107,292 shares of our common stock outstanding as of April 21, 2017. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
MidOcean (2)	7,288,964	21.5%
Riverbridge Partners LLC (3)	2,281,518	6.7%
AllianceBernstein L.P. (4)	2,095,687	6.2%
Franklin Resources Inc (5)	2,092,329	6.2%
Named Executive Officers and Directors:
Richard Thompson (6)	1,100,332	3.2%
Charles A. Norris (7)	580,321	1.7%
William B. Cyr	68,232	*
J. David Basto	9,977	*
Daryl G. Brewster	50,047	*
Lawrence S. Coben	42,998	*
Walter N. George III	34,311	*
Christopher B. Harned	100,114	*
Robert C. King	16,644	*
Jonathan S. Marlow	—	*
Craig D. Steeneck	23,311	*
Richard Kassar	268,340	*
Scott Morris	267,096	*
Executive Officers and Directors as a Group (13 persons)	2,561,723	7.5%

*	Less than 1%
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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 20, 2017 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage, but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person. The address of our executive officers is 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

(2)

Includes 4,503,859 shares of common stock held by MidOcean Partners III, L.P., 2,394,425 shares of common stock held by MidOcean Partners III-A, L.P. and 384,036 shares of common stock held by MidOcean Partners III-D, L.P. (collectively, the “MidOcean Entities”). MidOcean Associates, SPC by and on behalf of its Segregated Portfolio, MidOcean Partners Segregated Portfolio III (“Associates”) is the General Partner of each of the MidOcean Entities. MidOcean US Advisor, L.P. (“US Advisor”) provides investment advisory services to each of the MidOcean Entities and Associates. 6,644 shares of restricted common stock stock (which have vested or will vest in the next 60 days) are held by US Advisor. J. Edward Virtue indirectly controls the shares of common stock held by the MidOcean Entities. Accordingly, Associates, US Advisor and Mr. Virtue may be deemed to have beneficial ownership of the shares of common stock held by the MidOcean Entities and Mr. Virtue may be deemed to have beneficial ownership of the shares of restricted common stock held by US Advisor. Each of Associates, US Advisor and Mr. Virtue disclaims beneficial ownership of the shares owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of the MidOcean Entities, Associates, US Advisor and Mr. Virtue is 320 Park Avenue, 16th Floor, New York, New York 10022.

(3)

Represents shares of common stock beneficially owned as of December 31, 2016, based on a Schedule 13G filed on January 24, 2017, by Riverbridge Partners LLC. In such filing, Riverbridge Partners LLC lists its address as 80 South Eighth St., Suite 1200, Minneapolis, Minnesota 55402.

(4)

Represents shares of common stock beneficially owned as of December 31, 2016, based on a Schedule 13G filed on February 10, 2017, by AllianceBernstein L.P. In such filing, AllianceBernstein L.P. lists its address as 1345 Avenue of the Americas, New York, New York 10105.

(5)

Represents shares of common stock beneficially owned as of December 31, 2016, based on a Schedule 13G filed on January 26, 2017, by Franklin Resources, Inc. In such filing, Franklin Resources, Inc. lists its address as One Franklin Parkway,

Building 920, San Mateo, California 94403.

(6)

Includes 664,498 shares of common stock held directly by Mr. Thompson and 435,834 shares of common stock held by Thompson Holdings, LLP and Thompson FP Food, LLC. Mr. Thompson has voting and investment power over the shares held of record by Thompson Holdings, LLP and Thompson FP Food, LLC.

(7)	Includes 16,753 shares of common stock held by Mr. Norris directly and 563,568 shares of common stock held by Norris Trust dtd 6/18/02.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreement

We are party to a Second Amended and Restated Stockholders Agreement with MidOcean and certain of our other stockholders (the “Stockholders Agreement”), pursuant to which MidOcean and the other stockholders party thereto are entitled to certain registration rights. As of April 20, 2017, the stockholders party to this agreement held an aggregate of 10,687,999 shares, or 31.3%, of our common stock.

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

Indemnification

Under the Stockholders Agreement, we must, subject to certain limitations, indemnify each holder of Registrable Securities and its employees, partners, members, officers, directors, and stockholders of each such holder; agents, representatives, and advisors, including legal counsel and accountants for each such holder; any underwriter (as defined in the Securities Act) for each such holder; and each person, if any, who controls such holder or underwriter within the meaning of the Securities Act or the Exchange Act, against all losses, claims, damages, liabilities and expenses in certain circumstances and to pay any expenses reasonably incurred in connection with investigating and defending such losses, claims, damages, liabilities and expenses, except insofar as the same arise out of or are based upon actions or omissions made in reliance upon and in conformity with written information furnished by or on behalf of any such holder expressly for use in connection with a registration effected pursuant to the Stockholders Agreement.

Selldown Agreement

We were party to a selldown agreement with Freshpet Investors LLC pursuant to which Freshpet Investors LLC agreed for a period of 18 months from the completion of our initial public offering (the “Selldown Period”) not to offer, transfer, distribute, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of our common stock, or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock (collectively, the “applicable securities”), whether owned by Freshpet Investors LLC at the time of the completion of the offering or acquired by it thereafter. Notwithstanding the above restriction, the agreement permitted Freshpet Investors LLC to:

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

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure.”

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees(1)	$385,000	$325,725
Audit-Related Fees(2)	1,780	130,766
Tax Fees	—	—
All Other Fees	—	—
Total	$386,780	$456,491

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

PART IV

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Financial Statements – – See Index to the Consolidated Financial Statements appearing on page 45 of the 2016 10-K filed on March 14, 2017.
(2)	Financial Statement Schedules – None.
(3)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2017.

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

10.26	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.27	Form of Selldown Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.28	Separation and Consulting Agreement, dated as of March 9, 2016, by and between Freshpet, Inc. and Richard Thompson (incorporated by reference to the Company’s Form 8-K filed on March 9, 2016)
10.29

Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement Annual Report on Form 10-K filed on March 14, 2017)
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2016

31.4*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2016

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Documents
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Labels Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document

* Filed herewith.

† Filed as an exhibit to the 2016 10-K, filed on March 14, 2017.