Form 10-Q
period 2017-03-31
Freshpet, Inc.
filed 2017-05-08
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36729

FRESHPET, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1884894
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Plaza Drive, 1st Floor, Secaucus, New Jersey	07094
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 520-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 34,114,712 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,023,788	$3,908,177
Accounts receivable, net of allowance for doubtful accounts	8,718,873	8,886,790
Inventories, net	7,607,293	5,402,735
Prepaid expenses and other current assets	769,940	1,045,651
Total Current Assets	19,119,894	19,243,353
Property, plant and equipment, net	101,712,630	101,493,080
Deposits on equipment	3,705,972	3,620,444
Other assets	2,265,903	2,094,339
Total Assets	$126,804,399	$126,451,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	10,728,553	6,884,155
Accrued expenses	3,794,187	4,531,139
Accrued warrants	145,275	253,391
Borrowings under Credit Facilities	5,750,000	7,000,000
Total Current Liabilities	$20,418,015	$18,668,685
Total Liabilities	$20,418,015	$18,668,685
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 34,040,832 and 33,961,650 issued and outstanding on March 31, 2017 and December 31, 2016, respectively	34,040	33,961
Additional paid-in capital	300,961,005	299,477,706
Accumulated deficit	(194,608,661)	(191,729,136)
Total Stockholders' Equity	106,386,384	107,782,531
Total Liabilities and Stockholders' Equity	$126,804,399	$126,451,216

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
NET SALES	$34,513,935	$31,453,700
COST OF GOODS SOLD	18,710,658	16,565,813
GROSS PROFIT	15,803,277	14,887,887
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	18,543,748	16,487,082
LOSS FROM OPERATIONS	(2,740,471)	(1,599,195)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	57,677	(40,869)
Interest Expense	(175,977)	(116,738)
	(118,300)	(157,607)
LOSS BEFORE INCOME TAXES	(2,858,771)	(1,756,802)
INCOME TAX EXPENSE	20,754	15,000
NET LOSS	(2,879,525)	(1,771,802)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,879,525)	$(1,771,802)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.09)	$(0.05)
-DILUTED	$(0.09)	$(0.05)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	33,563,133	33,537,280
-DILUTED	33,563,133	33,537,280

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,879,525)	$(1,771,802)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss on accounts receivable	77,164	7,805
Loss on disposal of equipment and deposits on equipment	6,005	143,407
Share-based compensation	930,157	1,006,046
Fair value adjustment for outstanding warrants	(108,116)	(58,122)
Change in reserve for inventory obsolescence	81,925	133,174
Depreciation and amortization	3,049,127	2,071,272
Amortization of deferred financing costs and loan discount	40,751	35,901
Changes in operating assets and liabilities
Accounts receivable	90,753	(110,542)
Inventories	(2,286,483)	(1,463,223)
Prepaid expenses and other current assets	275,711	(974,899)
Other assets	(265,272)	(184,987)
Accounts payable	3,801,808	1,774,682
Accrued expenses	(736,952)	1,406,479
Net cash flows provided by operating activities	2,077,053	2,015,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	-	3,250,000
Acquisitions of property, plant and equipment, software and deposits on equipment	(3,270,498)	(13,045,117)
Proceeds from sale of equipment	5,835	5,672
Net cash flows (used in) investing activities	(3,264,663)	(9,789,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common stock	553,221	10,970
Repayment of borrowings under Credit Facilities	(1,250,000)	—
Net cash flows (used in) provided by financing activities	(696,779)	10,970
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,884,389)	(7,763,284)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,908,177	8,029,413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,023,788	$266,129
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$154,165	$5,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$1,447,039	$839,716

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada, and other international markets into major retail classes including Grocery and Mass (which includes club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated balance sheet as of March 31, 2017, statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, and statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes related to the three months ended March 31, 2017 and 2016 are unaudited. The results for three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or any other interim periods, or any future year or period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Foreign Currency Contracts – The Company may enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. The foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Loss in Other income/(expenses), net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in Prepaid expenses and other current assets and losses reported in Accrued expenses.

As of March 31, 2017, the notional value of-foreign currency forward contracts outstanding was $1.2 million Pounds Sterling. The fair value of the foreign currency forward contracts are measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three months ended March 31, 2017 the net loss recognized on forward contracts was immaterial.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 3 – Inventories:

	March 31, 2017	December 31, 2016
Raw Materials and Work in Process	$1,652,377	$1,568,789
Packaging Components Material	883,492	908,771
Finished Goods	5,283,959	3,219,634
	7,819,828	5,697,194
Reserve for Obsolete Inventory	(212,535)	(294,459)
	$7,607,293	$5,402,735

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	March 31, 2017	December 31, 2016
Refrigeration Equipment	$64,785,966	$62,603,188
Machinery and Equipment	45,966,981	45,953,884
Building, Land, and Improvements	25,114,611	25,114,611
Furniture and Office Equipment	3,973,316	3,941,995
Automotive Equipment	319,496	317,615
Leasehold Improvements	298,741	297,681
Construction in Progress	3,813,251	2,841,035
	144,272,362	141,070,009
Less: Accumulated Depreciation and Amortization	(42,559,732)	(39,576,929)
	$101,712,630	$101,493,080

Depreciation expense related to property, plant and equipment totaled $2,996,170 for the three months ended March 31, 2017, of which $1,433,617 was recorded to cost of goods sold for the three months ended March 31, 2017, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense related to property, plant and equipment totaled $2,034,282 for the three months ended March 31, 2016, of which $678,678 was recorded to cost of goods sold for the three months ended March 31, 2016, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 5 – Accrued Expenses:

	March 31, 2017	December 31, 2016
Accrued Compensation	$1,343,398	$1,895,443
Accrued Leadership Transition Expense (1)	398,150	428,150
Accrued Chiller Cost	897,380	1,010,018
Accrued Freight	442,696	359,009
Accrued Marketing	299,024	211,184
Other Accrued Expenses	413,539	627,335
	$3,794,187	$4,531,139

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

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of March 31, 2017, the Company was in compliance with all the covenants in the Loan Agreement and had $5.8 million in debt outstanding under the Credit Facilities.

There was less than $0.1 million of accrued interest on the Credit Facilities as of March 31, 2017 and no accrued interest as of March 31, 2016. Interest expense and fees totaled $0.2 million for the three months ended March 31, 2017. Interest expense and fees totaled $0.1 million for the three months ended March 31, 2016.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2017 and 2016 was $930,157 and $1,018,688, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options are time-based (vest over five years). Certain option awards provide for accelerated vesting

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

if there is a change in control (as defined in the 2006 Plan). At March 31, 2017, there were zero shares available for grant as the 2006 Plan is frozen.

During the three months ended March 31, 2017, 10,808 shares were exercised at a weighted average exercise price of $6.27, and no shares were forfeited under the 2006 Plan during such period.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 2,220,280 options to purchase shares of the Company’s common stock). These options are either time-based (vest over four years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a change of control in the Company or an initial public offering registered under the Securities Act, as defined in the stock grant agreement. The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Plan such that no further grants may be issued under the 2010 Plan.

During the three months ended March 31, 2017, 59,735 shares were exercised at a weighted average exercise price of $7.10, and no shares were forfeited under the 2010 Plan during such period.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of March 31, 2017, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over 3 years and non-employee director RSUs vest over 1 year).

During the three months ended March 31, 2017, there were no grants, exercises, or forfeits under the 2014 Plan.

At March 31, 2017, there were 2,627,585 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, stock-based awards were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of March 31, 2017, the awards granted were time-based (cliff vest over 4 years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Earnings Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three months ended March 31, 2017 and 2016, there were no adjustments between net loss and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	Three months ended
	March 31,
	2017	2016
Service Period Stock Options	2,762,092	1,976,470
Restricted Stock Units	97,515	—
Warrants	61,117	61,117
Total	2,920,724	2,037,587

For the three months ended March 31, 2017 and March 31, 2016, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 9 – Related Party Transactions:

Payments of $2,016,862  for the three months ended March 31, 2017, and $1,575,374 for the three months ended March 31, 2016, were made to one stockholder for the purchase of raw materials. The Company believes that all payments made to the shareholder are at market value and thus at arms-length.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—For the three months ended March 31, 2017 and 2016, net sales to one of our distributors, which sells directly to three of our customers, accounted for 24% and 21% of our net sales, respectively. For the three months ended March 31, 2017 and March 31, 2016 no customer accounted for more than 10% of our net sales.

Major Suppliers—The Company purchased approximately 24% of its raw materials from one vendor during the three months ended March 31, 2017, and approximately 22% of its raw materials from one vendor during the three months ended March 31, 2016. Each of the respective vendors was over 10% of our purchased raw materials during the respective period.

The Company purchased approximately 89% of its packaging material from three vendors during the three months ended March 31, 2017, and 72% of its packaging material from three vendors during the three months ended March 31, 2016. Each of the respective vendors was over 10% of our purchased packaging material during the respective period.

The Company also purchased approximately 93% of its treats finished goods from four vendors for the three months ended March 31, 2017, and approximately 90% from four vendors for the three months ended March 31, 2016. Each of the respective vendors was over 10% of our purchased treats finished goods during the respective period.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Sales By Class of Retailer – The following table sets forth net sales by class of retailer:

	Three months ended
	March 31,
	2017	2016
Grocery, Mass and Club	$27,975,053	$24,154,710
Pet Specialty, Natural and Other	6,538,882	7,298,990
Net Sales	$34,513,935	$31,453,700

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

Recent Developments

During March 2017 the Company announced its “Feed the Growth” initiatives which focus on accelerating the growth of Freshpet through heavier investments in marketing and a more strategic selling approach.  We expect to fund the additional marketing investments through a combination of returns from the increased media investment, as well as increased gross margin from additional scale and cost of goods savings initiatives.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 17,000 retail stores as of March 31, 2017. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, spoils, and inbound freight. In 2016, we undertook a capital expansion project at our Freshpet Kitchens facility that we believe will further increase our production capacity by at least 130%. Over time, growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are also impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. Prior to the second quarter of 2016, outbound freight from our Freshpet Kitchens was managed by a national third party refrigerated and frozen human food manufacturer. During the second quarter of 2016, we transitioned to a new third party logistics provider. Through our new third party logistics provider’s infrastructure, we realized cost efficiencies in logistics during the third quarter of 2016. Additionally, we sell through third party distributors for the grocery, mass, club, pet specialty and natural classes in the United States, Canada, and in the United Kingdom.

Marketing & advertising. Our marketing and advertising expenses primarily consist of national television media, digital marketing, social media, and grass roots marketing to drive brand awareness. These expenses may vary from quarter to quarter depending on the timing of our marketing and advertising campaigns. As discussed above, our Feed the Growth initiative will focus on growing the business through increased marketing investments.

Freshpet Fridge operating costs. Freshpet Fridge operating costs consist of repair costs and depreciation. The purchase and installation costs for new Freshpet Fridges are capitalized and depreciated over estimated useful life. All new refrigerators are covered by a manufacturer warranty for three years. We subsequently incur maintenance and freight costs for repairs and refurbishments handled by third-party service providers.

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

Selling, general and administrative costs. Selling, general & administrative (“SG&A”) costs as a percentage of net sales have historically decreased from 81.3% in the year ended 2012, 62.7% in 2013, 55.7% in 2014, 50.2% in 2015, and to 47.0% in 2016. As discussed above, our Feed the Growth initiative will focus on growing the business through increased marketing investments. As a result our SG&A costs as a percentage of net sales increased from 52.4% in the three months ended March 31, 2016 to 53.7% in the three months ended March 31, 2017. We believe that as we begin to realize the benefits of our Feed the Growth initiative we once again expect our SG&A expenses to decrease as a percentage of net sales.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $160.7 million as of December 31, 2016, which expire between 2025 and 2036. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2016, we had approximately $132.4 million of State NOLs, which expire between 2017 and 2036. At December 31, 2016, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$34,514	100%	$31,454	100%
Cost of goods sold	18,711	54	16,566	53
Gross profit	15,803	46	14,888	47
Selling, general and administrative expenses	18,544	54	16,487	52
Loss from operations	(2,740)	(8)	(1,599)	(5)
Other income/(expenses):
Other income/(expenses), net	58	0	(41)	(0)
Interest expense	(176)	(1)	(117)	(0)
Loss before income taxes	(2,859)	(8)	(1,757)	(6)
Income tax expense	21	0	15	0
Net Loss	$(2,880)	(8)%	$(1,772)	(6)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2017			2016
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$27,975	81%	12,183	$24,155	77%	10,783
Pet Specialty, Natural and Other (2)	6,539	19	4,848	7,299	23	4,646
Net Sales	$34,514	100%	17,031	$31,454	100%	15,429

(1)Stores at March 31, 2017 and March 31, 2016 consisted of 8,352 and 7,079 Grocery and 3,831 and 3,704 Mass and Club, respectively.

(2)Stores at March 31, 2017 and March 31, 2016 consisted of 4,533 and 4,358 Pet Specialty and 315 and 288 Natural, respectively.

* Includes sales from Freshpet Baked product of $0.9 million and $1.6 million, or 2.7% and 5.2% of total net sales, for the three months ended March 31, 2017 and 2016, respectively.

Net sales increased $3.1 million, or 10%, to $34.5 million for the three months ended March 31, 2017 as compared to the same period in the prior year. The $3.1 million increase in net sales was driven by growth in our Grocery, Mass, and Club refrigerated channel of $4.4 million, partially offset by declines in Pet Specialty of $0.7 million and Baked of $0.6 million. The Company experienced an increase of Freshpet Fridge store locations, which grew by 10.4% from 15,429 as of March 31, 2016 to 17,031 as of March 31, 2017.

Gross Profit

Gross profit increased $0.9 million, or 6%, to $15.8 million for the three months ended March 31, 2017 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, partially offset by a decrease in gross profit margin.

Our gross profit margin of 45.8% for the three months ended March 31, 2017 decreased 154 basis points compared to the same period in the prior year, primarily related to 220 basis points due to increased depreciation of our Freshpet Kitchens expansion, offset by cost savings and margin improvement through scale.

Adjusted Gross Profit was $17.2 million and $15.8 million in the three months ended March 31, 2017 and 2016, respectively. Adjusted Gross Profit Margin was 49.9% and 50.2% in the three months ended March 31, 2017 and 2016, respectively. Adjusted Gross Profit excludes $1.4 million of depreciation expense in the three months ended March 31, 2017, and $0.6 million of depreciation expense and $0.2 million of non-capitalizable plant start-up costs in the three months ended March 31, 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million, or 12%, to $18.5 million for the three months ended March 31, 2017 as compared to the same period in the prior year. Key components of the dollar increase include higher advertising expenses of $1.4 million, higher depreciation costs of $0.2 million, and incremental operating expenses of $0.6 million, offset by lower share-based compensation expenses of $0.1 million. The increased operating expenses were primarily due to new hires, increased employee benefit costs, and increased refrigerator repairs due to our growing Freshpet Fridge network.

As a percentage of net sales, selling, general and administrative expenses increased to 54% for the three months ended March 31, 2017 from 52% for the three months ended March 31, 2016. Adjusted SG&A increased as a percentage of net sales to 51.1% in the first quarter of 2017 as compared to 49.4% of net sales in the first quarter of 2016. Adjusted SG&A excludes $0.9 million and $1.0 million for non-cash items related to share-based compensation in the first quarter of 2017 and 2016, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from operations increased $1.1 million, or 71%, to $2.7 million for the three months ended March 31, 2017 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

For the three months ended March 31, 2017, interest expense was $0.2 million, which related to fees and interest expense on our short-term borrowings of our 3-year $10.0 million Revolving Facility and $30.0 million term loan commitment earmarked for capital expenditures. Interest expense for the three months ended March 31, 2016 was $0.1 million.

Other Income/(Expenses), net

Other income/(expenses), net increased $0.1 million to less than $0.1 million for the three months ended March 31, 2017, primarily related to the revaluation of warrants. Income related to the revaluation of warrants was $0.1 million for the three months ended March 31, 2017 as compared to expenses of less than $0.1 million for the same period in the prior year.

Net Loss

Net Loss increased $1.1 million, or 63%, to $2.9 million for the three months ended March 31, 2017 as compared to a loss of $1.8 million for the same period in the prior year.

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

We believe that each of these non-GAAP financial measures provides an additional metric to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provides a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S. GAAP financial measures, such as net sales, gross profit margins, and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income/(loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three months ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net loss	$(2,880)	$(1,772)
Depreciation and amortization	3,049	2,071
Interest expense	176	117
Income tax expense	21	15
EBITDA	$366	$431
Loss on disposal of equipment	6	143
Launch expense (a)	755	722
Plant start-up expenses and processing (b)	—	238
Non-cash stock based compensation (c)	930	1,006
Warrant fair valuation (d)	(108)	(58)
Adjusted EBITDA	$1,949	$2,482

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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three months ended
	March 31,
	2017	2016
Gross Profit (as reported)	$15,803	$14,888
Depreciation expense (a)	1,434	679
Plant start-up expenses and processing (b)	—	238
Adjusted Gross Profit	$17,237	$15,805
Adjusted Gross Profit as a % of Net Sales
Adjusted Gross Profit	$17,237	$15,805
Net Sales	$34,514	$31,454
Adjusted Gross Profit as a % of Net Sales	49.9%	50.2%

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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three months ended
	March 31,
	2017	2016
SG&A expenses (as reported)	$18,544	$16,487
Non-cash stock based compensation (a)	890	957
Adjusted SG&A	$17,654	$15,530
Adjusted SG&A as a % of Net Sales	51.1%	49.4%

(a)Represents non-cash stock based compensation expense.

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

Working Capital consists of current assets net of current liabilities. The working capital decrease to $(1.3) million at March 31, 2017 compared with $0.6 million at December 31, 2016 is primarily related to a decrease in cash and cash equivalents as a result of $3.3 million of capital expenditures and repayment of borrowing of $1.3 million, partially offset by cash flows from operations of $2.1 million, which includes the increase in working capital assets and liabilities of $0.9 million and proceeds from the exercise of stock options of $0.6 million.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. During the quarter ended March 31, 2017, we recorded $3.3 million of capital expenditures.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of March 31, 2017, our capital resources consisted primarily of $2.0 million cash on hand and $30.0 million available under our Credit Facilities. As noted above, we undertook a capital expansion project at our Freshpet Kitchens manufacturing facility. In order to fund the expansion, we borrowed $10.0 million under our Credit Facilities in the second and third quarter of 2016, and have since repaid a total of $4.3 million.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Cash at the beginning of period	$3,908	$8,029
Net cash provided by operating activities	2,077	2,015
Net cash used in investing activities	(3,265)	(9,789)
Net cash (used in) provided by financing activities	(697)	11
Cash at the end of period	$2,024	$266

Net Cash Provided by Operating Activities.

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for loss on receivables, loss on disposal of equipment, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the three months ended March 31, 2017, net cash provided by operating activities was $2.1 million, consisting of adjusted net income of $1.2 million and change in operating assets and liabilities of $0.9 million. Adjusted net income excludes $4.1 million of non-cash items primarily relating to $0.9 million of share based compensation and $3.0 million of depreciation and amortization. Change in assets of $2.2 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet fridge. The increase in liabilities of $3.1 million was due to timing of payments due to increased media spend in the first quarter of fiscal year 2017.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.3 million for the three months ended March 31, 2017, relating primarily to capital expenditures for Freshpet Kitchens of $1.0 million and investment in fridges and other capital spend of $2.3 million.

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

Net Cash from Financing Activities

Net cash used in financing activities was $(0.7) million for the three months ended March 31, 2017, attributable to the repayment of borrowings under our Credit Facilities, partially offset by exercise of stock options of $0.6 million.

Net cash from financing activities was less than $0.1 million for the three months ended March 30, 2016, attributable to the exercise of stock options.

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

As of March 31, 2017, the Company was in compliance with all the covenants in the Loan Agreement and had $5.8 million in debt outstanding under the Credit Facilities. There was less than $0.1 million of accrued interest as of March 31, 2017 and no accrued interest as of March 31, 2016. Interest expense and fees totaled $0.2 million for the three months ended March 31, 2017. Interest expense and fees totaled $0.1 million for the three months ended March 31, 2016.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of March 31, 2017, we had $5.8 million outstanding under our Credit Facilities. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling. The Statements of Financial Position of non U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the three months ended March 31, 2017 recognized in the United Kingdom was approximately 1%.

The Company may enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. The foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Loss in Other income/(expenses), net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in Prepaid expenses and other current assets and losses reported in Accrued expenses.

As of March 31, 2017, the notional value of-foreign currency forward contracts outstanding was $1.2 million Pounds Sterling. The fair value of the foreign currency forward contracts are measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three months ended March 31, 2017 the net loss recognized on forward contracts was immaterial.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs seek to recover damages for investors under the federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: May 8, 2017	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)