Form 10-Q
period 2017-06-30
Freshpet, Inc.
filed 2017-08-08
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36729

FRESHPET, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1884894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Plaza Drive, 1st Floor, Secaucus, New Jersey	07094
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2017, the registrant had 34,586,930 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$675,184	$3,908,177
Accounts receivable, net of allowance for doubtful accounts	11,514,646	8,886,790
Inventories, net	7,686,101	5,402,735
Prepaid expenses and other current assets	1,382,285	1,045,651
Total Current Assets	21,258,216	19,243,353
Property, plant and equipment, net	101,658,434	101,493,080
Deposits on equipment	3,583,799	3,620,444
Other assets	2,239,533	2,094,339
Total Assets	$128,739,982	$126,451,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	7,579,513	6,884,155
Accrued expenses	5,073,975	4,531,139
Accrued warrants	632,072	253,391
Borrowings under Credit Facilities	7,500,000	7,000,000
Total Current Liabilities	$20,785,560	$18,668,685
Total Liabilities	$20,785,560	$18,668,685
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 34,513,231 and 33,961,650 issued and outstanding on June 30, 2017 and December 31, 2016, respectively	34,513	33,961
Additional paid-in capital	305,180,732	299,477,706
Accumulated deficit	(197,260,823)	(191,729,136)
Total Stockholders' Equity	107,954,422	107,782,531
Total Liabilities and Stockholders' Equity	$128,739,982	$126,451,216

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET SALES	$39,968,983	$33,002,209	$74,482,918	$64,455,910
COST OF GOODS SOLD	21,799,146	18,090,405	40,509,804	34,656,218
GROSS PROFIT	18,169,837	14,911,804	33,973,114	29,799,692
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	19,996,958	17,886,746	38,540,706	34,373,829
LOSS FROM OPERATIONS	(1,827,121)	(2,974,942)	(4,567,592)	(4,574,137)
OTHER EXPENSES:
Other Expenses, net	(614,586)	(93,768)	(556,909)	(134,637)
Interest Expense	(189,701)	(159,292)	(365,679)	(276,030)
	(804,287)	(253,060)	(922,588)	(410,667)
LOSS BEFORE INCOME TAXES	(2,631,408)	(3,228,002)	(5,490,180)	(4,984,804)
INCOME TAX EXPENSE	20,754	15,000	41,507	30,000
NET LOSS	(2,652,162)	(3,243,002)	(5,531,687)	(5,014,804)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,652,162)	$(3,243,002)	$(5,531,687)	$(5,014,804)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.08)	$(0.10)	$(0.16)	$(0.15)
-DILUTED	$(0.08)	$(0.10)	$(0.16)	$(0.15)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	34,287,006	33,554,395	34,138,251	33,545,837
-DILUTED	34,287,006	33,554,395	34,138,251	33,545,837

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,531,687)	$(5,014,804)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss on accounts receivable	47,568	10,403
Loss on disposal of equipment and deposits on equipment	90,873	158,612
Share-based compensation	2,159,510	2,671,418
Fair value adjustment for outstanding warrants	378,681	28,175
Change in reserve for inventory obsolescence	104,572	128,112
Depreciation and amortization	6,195,619	4,237,677
Amortization of deferred financing costs and loan discount	81,502	72,069
Changes in operating assets and liabilities
Accounts receivable	(2,675,424)	(1,205,900)
Inventories	(2,387,938)	(1,139,291)
Prepaid expenses and other current assets	(336,634)	(562,498)
Other assets	(147,201)	(160,372)
Accounts payable	1,369,961	1,534,916
Accrued expenses	542,836	2,685,756
Net cash flows provided by (used in) operating activities	(107,762)	3,444,273
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	3,250,000
Acquisitions of property, plant and equipment, software and deposits on equipment	(7,169,300)	(21,248,425)
Proceeds from sale of equipment	—	10,672
Net cash flows used in investing activities	(7,169,300)	(17,987,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common stock	3,544,069	233,156
Proceeds from borrowings under Credit Facilities	2,000,000	8,000,000
Repayment of borrowings under Credit Facilities	(1,500,000)	—
Net cash flows provided by financing activities	4,044,069	8,233,156
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,232,993)	(6,310,324)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,908,177	8,029,413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$675,184	$1,719,089
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$296,116	$131,302
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$769,825	$1,232,743

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets into major retail classes including Grocery and Mass (which includes club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated balance sheet as of June 30, 2017, statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2016 are unaudited. The results for three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or any other interim periods, or any future year or period.

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

Foreign Currency Contracts – The Company may enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. The foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Loss in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with assets reported in Prepaid expenses and other current assets and liabilities reported in Accrued expenses.

As of June 30, 2017, the notional value of-foreign currency forward contracts outstanding was 0.9 million Pounds Sterling. The fair value of the foreign currency forward contracts are measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three months and six months ended June 30, 2017 the net loss recognized on forward contracts was less than $0.1 million.

Note 2 – Recently Issued Accounting Standards:

Not Yet Adopted

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients, and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is currently utilizing a comprehensive approach to assess the impact of this guidance by reviewing current accounting policies to identify the potential impact of the new requirements on its revenue contracts. The Company does not currently expect this guidance to have a material impact on its consolidated financial statements. The Company currently expects to adopt the new guidance beginning in the fiscal year ended December 31, 2018 and has not yet selected a transition method.

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

Note 3 – Inventories:

	June 30, 2017	December 31, 2016
Raw Materials and Work in Process	$1,785,197	$1,568,789
Packaging Components Material	939,158	908,771
Finished Goods	5,151,634	3,219,634
	7,875,989	5,697,194
Reserve for Obsolete Inventory	(189,888)	(294,459)
	$7,686,101	$5,402,735

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	June 30, 2017	December 31, 2016
Refrigeration Equipment	$66,740,955	$62,603,188
Machinery and Equipment	46,396,613	45,953,884
Building, Land, and Improvements	25,162,046	25,114,611
Furniture and Office Equipment	4,214,652	3,941,995
Automotive Equipment	319,496	317,615
Leasehold Improvements	311,348	297,681
Construction in Progress	4,112,171	2,841,035
	147,257,281	141,070,009
Less: Accumulated Depreciation and Amortization	(45,598,847)	(39,576,929)
	$101,658,434	$101,493,080

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense related to property, plant and equipment totaled $3,085,140 and $6,081,309 for the three and six months ended June 30, 2017, of which $1,448,015 and $2,881,632 was recorded to cost of goods sold for the three and six months ended June 30, 2017, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $2,127,220 and $4,161,502 for the three and six months ended June 30, 2016 of which $740,099 and $1,418,777 was recorded to cost of goods sold for the three and six months ended June 30, 2016 with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 5 – Accrued Expenses:

	June 30, 2017	December 31, 2016
Accrued Compensation	$1,555,616	$1,895,443
Accrued Chiller Cost	1,207,700	1,010,018
Accrued Marketing	748,002	282,784
Accrued Freight	313,393	359,009
Accrued Utility	159,770	124,000
Deferred Rent	142,768	—
Accrued Leadership Transition Expenses (1)	122,484	428,150
Other Accrued Expenses	824,242	431,735
	$5,073,975	$4,531,139

(1) Accrued Leadership Transition Expenses represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

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

The Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of June 30, 2017, the Company was in compliance with all the covenants in the Loan Agreement and had $7.5 million in debt outstanding under the Credit Facilities.  Borrowings under our Credit Facilities totaled $2.0 million, partially offset by repayments of $1.5 million for the six months ended June 30, 2017.

Interest expense and fees totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. Interest expense and fees totaled $0.1 million and $0.2 million for the three and six months ended June 30,

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2016, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of June 30, 2017 and December 31, 2016.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended June 30, 2017 and 2016 was $1,229,353 and $1,684,390, respectively. Total compensation cost for share-based payments recognized for the six months ended June 30, 2017 and 2016 was $2,159,510 and $2,703,078, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At June 30, 2017, there were zero shares available for grant as the 2006 Plan is frozen.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for the granting of approximately 2,220,280 options to purchase shares of the Company’s common stock). The outstanding options are time-based (vest between two and four years). The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Plan such that no further grants may be issued under the 2010 Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of June 30, 2017, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over 3 years and non-employee director RSUs vest over 1 year).

At June 30, 2017, there were 2,073,286 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, stock-based awards were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of June 30, 2017, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the six months ended June 30, 2017.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,788,285	$8.61
Granted	340,618	11.00
Exercised	(492,493)	7.20
Forfeited	(3,572)	13.94
Outstanding at June 30, 2017	2,632,838	$14.70

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the six months ended June 30, 2017.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,357,561	$10.24
Granted	110,741	11.00
Expired	(26,156)	8.87
Forfeited	(2,936)	15.00
Outstanding at June 30, 2017	1,439,210	$10.31

(1) As of June 30, 2017, 516,877 performance-vested stock options at a weighted average exercise price of $9.79 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three and six months ended June 30, 2017.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the six months ended June 30, 2017.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2016	97,515	$9.05
Granted	115,320	11.00
Issued Upon Vesting	(59,088)	9.05
Outstanding at June 30, 2017	153,747	$10.51

Note 8 – Earnings Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three and six months ended June 30, 2017 and 2016, there were no adjustments between net loss and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service Period Stock Options	2,823,313	2,149,748	2,792,566	2,063,021
Restricted Stock Units	175,918	59,022	136,933	29,511
Warrants	61,117	61,117	61,117	61,117
Total	3,060,348	2,269,887	2,990,616	2,153,649

For the three and six months ended June 30, 2017 and 2016, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Related Party Transactions:

Payments of $2,288,537 and $4,306,300 for the three and six months ended June 30, 2017, and $1,606,521 and $3,181,895 for the three and six months ended June 30, 2016, were made to one stockholder for the purchase of raw materials. The Company believes that all payments made to the shareholder are at market value and thus at arms-length.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Net Sales By Class of Retailer – The following table sets forth net sales by class of retailer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Grocery, Mass and Club	$32,165,601	$25,878,388	$60,140,654	$50,033,099
Pet Specialty, Natural and Other	7,803,382	7,123,821	14,342,264	14,422,811
Net Sales	$39,968,983	$33,002,209	$74,482,918	$64,455,910

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

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers and have installed Freshpet Fridges in over 17,300 retail stores as of June 30, 2017. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Selling, general and administrative costs. Selling, general & administrative (“SG&A”) costs as a percentage of net sales have historically decreased from 81.3% in the year ended 2012, 62.7% in 2013, 55.7% in 2014, 50.2% in 2015, and to 47.0% in 2016. Our SG&A costs as a percentage of net sales decreased from 53.3% in the six months ended June 30, 2016 to 51.7% in the six months ended June 30, 2017. Due to our Feed the Growth initiative, which increases our investment in media, we do not expect our SG&A as a percentage of net sales to change significantly in the near term future. We believe that as we begin to realize the benefits of our Feed the Growth initiative SG&A expenses will once again decrease as a percentage of net sales.

Outbound freight. Prior to the second quarter of 2016, outbound freight from our Freshpet Kitchens was managed by a national third-party refrigerated and frozen human food manufacturer. During the second quarter of 2016, we transitioned to a new third-party logistics provider. We have realized cost efficiencies in logistics through our new third-party logistics provider’s infrastructure. Additionally, we sell through third-party distributors for the grocery, mass, club, pet specialty and natural classes in the United States and Canada.

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

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$39,969	100%	$33,002	100%	$74,483	100%	$64,456	100%
Cost of goods sold	21,799	55	18,090	55	40,510	54	34,656	54
Gross profit	18,170	45	14,912	45	33,973	46	29,800	46
Selling, general and administrative expenses	19,997	50	17,887	54	38,541	52	34,374	53
Loss from operations	(1,827)	(5)	(2,975)	(9)	(4,568)	(6)	(4,574)	(7)
Other expenses:
Other expenses, net	(615)	(2)	(94)	(0)	(557)	(1)	(135)	(0)
Interest expense	(190)	(0)	(159)	(0)	(365)	(0)	(276)	(0)
Loss before income taxes	(2,632)	(7)	(3,228)	(10)	(5,490)	(7)	(4,985)	(8)
Income tax expense	20	0	15	0	42	0	30	0
Net Loss	$(2,652)	(6.6)%	$(3,243)	(9.8)%	$(5,532)	(7.4)%	$(5,015)	(7.8)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2017			2016
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$32,166	80%	12,457	$25,878	78%	11,085
Pet Specialty, Natural and Other (2)	7,803	20	4,900	7,124	22	4,710
Net Sales	$39,969	100%	17,357	$33,002	100%	15,795

(1)Stores at June 30, 2017 and June 30, 2016 consisted of 8,568 and 7,343 Grocery and 3,889 and 3,742 Mass and Club, respectively.

(2)Stores at June 30, 2017 and June 30, 2016 consisted of 4,583 and 4,412 Pet Specialty and 317 and 298 Natural, respectively.

* Includes sales from Freshpet Baked product of $0.4 million and $1.2 million, or 1.0% and 3.7% of total net sales, for the three months ended June, 2017 and 2016, respectively.

Net sales increased $7.0 million, or 21%, to $40.0 million for the three months ended June 30, 2017 as compared to the same period in the prior year. The $7.0 million increase in net sales was driven by growth in our Grocery, Mass, and Club refrigerated channel of $7.1 million, growth in our Pet Specialty, Natural, and Other refrigerated channel of $0.7 million, partially offset by declines in Baked of $0.8 million. Our Freshpet Fridge store locations grew by 9.9% from 15,795 as of June 30, 2016 to 17,357 as of June 30, 2017.

Gross Profit

Gross profit increased $3.3 million, or 22%, to $18.2 million for the three months ended June 30, 2017 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales and an increase in gross profit margin.

Our gross profit margin of 45.5% for the three months ended June 30, 2017 increased 30 basis points compared to the same period in the prior year, primarily related to cost savings and margin improvement through scale and plant startup costs in the prior year, partially offset by a decrease due to additional depreciation of our Freshpet Kitchens expansion.

Adjusted Gross Profit was $19.6 million and $16.1 million in the three months ended June 30, 2017 and 2016, respectively. Adjusted Gross Profit Margin was 49.1% and 48.7% in the three months ended June 30, 2017 and 2016, respectively. Adjusted Gross Profit excludes $1.4 million of depreciation expense in the three months ended June 30, 2017, and $0.7 million of depreciation expense and $0.4 million of non-capitalizable plant start-up costs in the three months ended June 30, 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million, or 12%, to $20.0 million for the three months ended June 30, 2017 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $1.8 million, incremental operating expenses of $1.3 million, offset by lower non-recurring costs of $0.6 million, and lower stock-based compensation expenses of $0.4 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs, which include variable compensation.

As a percentage of net sales, selling, general and administrative expenses decreased to 50.0% for the three months ended June 30, 2017 from 54.2% for the three months ended June 30, 2016. Adjusted SG&A increased as a percentage of net sales to 47.1% in the second quarter of 2017 as compared to 44.5% of net sales in the second quarter of 2016. Adjusted SG&A excludes $1.2 million and $1.6 million for stock-based compensation expense in the second quarter of 2017 and 2016, respectively, and excludes leadership transition expenses of $1.6 million in the second quarter of 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from operations decreased $1.1 million, or 39%, to $1.8 million for the three months ended June 30, 2017 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our $40.0 million Credit Facilities was $0.2 million in each of the three months ended June 30, 2017 and 2016, respectively.

Other Expenses, net

Other expenses, net increased $0.5 to $0.6 million for the three months ended June 30, 2017, primarily related to the revaluation of warrants. Expense related to the revaluation of warrants to fair value, primarily related to the increase in stock price, was $0.5 million for the three months ended June 30, 2017 as compared to expenses of less than $0.1 million for the same period in the prior year.

Net Loss

Net Loss decreased $0.6 million, or 18%, to $2.7 million for the three months ended June 30, 2017 as compared to a loss of $3.2 million for the same period in the prior year. The decrease was primarily related to increased media spend and warrant expenses, partially offset by increased net sales.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Sales

The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2017			2016
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$60,141	81%	12,457	$50,033	78%	11,085
Pet Specialty, Natural and Other (2)	14,342	19	4,900	14,423	22	4,710
Net Sales	$74,483	100%	17,357	$64,456	100%	15,795

(1)Stores at June 30, 2017 and June 30, 2016 consisted of 8,568 and 7,343 Grocery and 3,889 and 3,742 Mass and Club, respectively.

(2)Stores at June 30, 2017 and June 30, 2016 consisted of 4,583 and 4,412 Pet Specialty and 317 and 298 Natural, respectively.

* Includes sales from Freshpet Baked product of $1.3 million and $2.7 million, or 1.7% and 4.2% of total net sales, for the six months ended June 30, 2017 and 2016, respectively.

Net sales increased $10.0 million, or 16%, to $74.5 million for the six months ended June 30, 2017 as compared to the same period in the prior year. The $10.0 million increase in net sales was driven by growth in our Grocery, Mass, and Club refrigerated channel of $11.5 million, partially offset by declines in Pet Specialty of $0.1 million and declines in Baked of $1.4 million. Our Freshpet Fridge store locations grew by 9.9% from 15,795 as of June 30, 2016 to 17,357 as of June 30, 2017.

Gross Profit

Gross profit increased $4.2 million, or 14%, to $34.0 million for the six months ended June 30, 2017 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, partially offset by a decrease in gross profit margin.

Our gross profit margin of 45.6% for the six months ended June 30, 2017 decreased 60 basis points compared to the same period in the prior year, primarily related to additional depreciation of our Freshpet Kitchens expansion, partially offset by cost savings and margin improvement through scale and plant startup costs in the prior year.

Adjusted Gross Profit was $36.9 million and $31.9 million in the six months ended June 30, 2017 and 2016, respectively. Adjusted Gross Profit Margin was 49.5% in each of the six months ended June 30, 2017 and 2016. Adjusted Gross Profit excludes $2.9 million of depreciation expense in the six months ended June 30, 2017, and $1.4 million of depreciation expense and $0.7 million of non-capitalizable plant start-up costs in the six months ended June 30, 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million, or 12%, to $38.5 million for the six months ended June 30, 2017 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $3.1 million, depreciation expense of $0.5 million, and incremental operating expenses of $2.7 million, offset by lower non-recurring costs of $1.6 million and lower stock-based compensation expenses of $0.5 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs, which include variable compensation.

As a percentage of net sales, selling, general and administrative expenses decreased to 51.7% for the six months ended June 30, 2017 from 53.3% for the six months ended June 30, 2016. Adjusted SG&A increased as a percentage of net sales to 49.0% in the first six months of 2017 as compared to 46.9% of net sales in the same period of 2016. Adjusted SG&A excludes $2.1 million for stock-based compensation in the first six months of 2017, and $2.6 million in stock-based compensation and $1.6 million for non-cash items related to leadership transition expenses in the six months ended June 30, 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from operations decreased less than $0.1 million to $4.6 million for the six months ended June 30, 2017 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016.

Other Expenses, net

Other expenses, increased $0.4 million to $0.6 million for the six months ended June 30, 2017, primarily related to the revaluation of warrants. Expense related to the revaluation of warrants to fair value, primarily related to the increase in stock price, was $0.4 million for the six months ended June 30, 2017 as compared to expenses of less than $0.1 million for the same period in the prior year.

Net Loss

Net Loss increased $0.5 million, or 10%, to $5.5 million for the six months ended June 30, 2017 as compared to a loss of $5.0 million for the same period in the prior year. The increase was primarily related to increased media spend and increased warrant expense, partially offset by increased net sales.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net loss	$(2,652)	$(3,243)	$(5,532)	$(5,015)
Depreciation and amortization	3,146	2,166	6,195	4,237
Interest expense	190	159	366	276
Income tax expense	21	15	42	30
EBITDA	$705	$(903)	$1,071	$(472)
Loss on disposal of equipment	85	15	91	159
Launch expense (a)	675	588	1,430	1,310
Plant start-up expenses and processing (b)	—	430	—	668
Non-cash stock based compensation (c)	1,229	1,665	2,159	2,671
Warrant fair valuation (d)	487	86	379	28
Leadership transition expenses (e)	—	1,580	—	1,580
Adjusted EBITDA	$3,181	$3,461	$5,130	$5,944

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

(e)Leadership Transition Expenses represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross Profit (as reported)	$18,170	$14,912	$33,973	$29,800
Depreciation expense (a)	1,448	740	2,882	1,419
Plant start-up expenses and processing (b)	—	430	—	668
Adjusted Gross Profit	$19,618	$16,082	$36,855	$31,887
Adjusted Gross Profit as a % of Net Sales
Adjusted Gross Profit	$19,618	$16,082	$36,855	$31,887
Net Sales	$39,969	$33,002	$74,483	$64,456
Adjusted Gross Profit as a % of Net Sales	49.1%	48.7%	49.5%	49.5%

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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
SG&A expenses (as reported)	$19,997	$17,887	$38,541	$34,374
Non-cash stock based compensation (a)	1,163	1,609	2,053	2,566
Leadership transition expenses (b)	—	1,580	—	1,580
Adjusted SG&A	$18,834	$14,698	$36,488	$30,228
Adjusted SG&A Expenses as a % of Net Sales
Adjusted SG&A Expenses	$18,834	$14,698	$36,488	$30,228
Net Sales	$39,969	$33,002	$74,483	$64,456
Adjusted SG&A as a % of Net Sales	47.1%	44.5%	49.0%	46.9%

(a)Represents non-cash stock based compensation expense.

(b)Represents costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our future cash flow from operations, and our current available borrowing capacity. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Working Capital consists of current assets net of current liabilities. Working capital remained relatively consistent at $0.5 million at June 30, 2017 compared with $0.6 million at December 31, 2016. The decrease in cash and cash equivalents is a result of $7.2 million of capital expenditures, borrowing of $2.0 million, debt repayment of $1.5 million, and cash used in operations of $0.1 million, which includes the decrease in working capital assets and liabilities of $4.1 million and proceeds from the exercise of stock options of $3.5 million.

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. During the quarter ended June 30, 2017, we recorded $3.9 million of capital expenditures.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of June 30, 2017, our capital resources consisted primarily of $0.7 million cash on hand and $28.0 million available under our Credit Facilities. We recently completed a capital expansion project at our Freshpet Kitchens manufacturing facility. In order to fund the expansion, we borrowed $10.0 million under our Credit Facilities in the second and third quarter of 2016. In 2017, as part of our Feed The Growth initiative, we are increasing our investment in marketing and have borrowed an additional $2.0 million. We have since repaid $4.5 million and have $7.5 million outstanding on our Credit Facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Cash at the beginning of period	$3,908	$8,029
Net cash (used in) provided by operating activities	(108)	3,444
Net cash used in investing activities	(7,169)	(17,988)
Net cash provided by financing activities	4,044	8,233
Cash at the end of period	$675	$1,719

Net Cash Provided by (Used In) Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (i.e. provision for loss on receivables, loss on disposal of equipment, depreciation and amortization, share based compensation, and the fair valuation of warrants).

For the six months ended June 30, 2017, net cash used in operating activities was $0.1 million, consisting of adjusted net income of $3.5 million and a decrease in operating assets and liabilities of $3.7 million. Net income, adjusted for reconciling non-cash items, excludes $9.1 million of non-cash items primarily relating to $2.2 million of share based compensation and $6.2 million of depreciation and amortization. The increase in assets of $5.5 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet Fridge. The increase in liabilities of $1.8 million was due to timing of payments due to increased media spend in the first quarter of fiscal year 2017.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $7.2 million for the six months ended June 30, 2017, relating primarily to capital expenditures for Freshpet Kitchens of $1.8 million and investment in fridges and other capital spend of $5.4 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2017, attributable to the borrowings under our Credit Facilities of $2.0 million and cash proceeds from the exercise of stock options of $3.5 million, partially offset by repayments of $1.5 million.

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

As of June 30, 2017, the Company was in compliance with all the covenants in the Loan Agreement and had $7.5 million in debt outstanding under the Credit Facilities. Interest expense and fees totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. Interest expense and fees totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively. There was less than $0.1 million of accrued interest as of June 30, 2017 and December 31, 2016.

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

Recent Accounting Pronouncements

Not Yet Adopted

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients, and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is currently utilizing a comprehensive approach to assess the impact of this guidance by reviewing current accounting policies to identify the potential impact of the new requirements on its revenue contracts. The Company does not currently expect this guidance to have a material impact on its consolidated financial statements. The Company currently expects to adopt the new guidance beginning in the fiscal year ended December 31, 2018 and has not yet selected a transition method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of June 30, 2017, we had $7.5 million outstanding under our Credit Facilities. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling. The Statements of Financial Position of non U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the three and six months ended June 30, 2017 recognized in the United Kingdom was approximately 1%.

The Company may enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. The foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Loss in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in Prepaid expenses and other current assets and losses reported in Accrued expenses.

As of June 30, 2017, the notional value of-foreign currency forward contracts outstanding was 0.9 million Pounds Sterling. The fair value of the foreign currency forward contracts are measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three and six months ended June 30, 2017 the net loss recognized on forward contracts was less than $0.1 million.

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

Date: August 8, 2017	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)