Form 10-Q
period 2017-09-30
Freshpet, Inc.
filed 2017-11-07
CIK 1611647

net cash provided by operating activities was

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 34,861,198 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,069,344	$3,908,177
Accounts receivable, net of allowance for doubtful accounts	12,390,110	8,886,790
Inventories, net	8,690,803	5,402,735
Prepaid expenses	598,499	741,091
Other current assets	876,792	304,560
Total Current Assets	24,625,549	19,243,353
Property, plant and equipment, net	101,422,104	101,493,080
Deposits on equipment	4,057,627	3,620,444
Other assets	2,021,805	2,094,339
Total Assets	$132,127,085	$126,451,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	8,231,738	6,884,155
Accrued expenses	6,660,234	4,531,139
Accrued warrants	—	253,391
Borrowings under Credit Facilities	5,500,000	7,000,000
Total Current Liabilities	$20,391,972	$18,668,685
Other liabilities	236,878	—
Total Liabilities	$20,628,850	$18,668,685
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 34,835,698 and 33,961,650 issued and outstanding on September 30, 2017 and December 31, 2016, respectively	34,835	33,961
Additional paid-in capital	308,969,771	299,477,706
Accumulated deficit	(197,506,371)	(191,729,136)
Total Stockholders' Equity	111,498,235	107,782,531
Total Liabilities and Stockholders' Equity	$132,127,085	$126,451,216

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET SALES	$41,199,780	$34,536,151	$115,682,698	$98,992,060
COST OF GOODS SOLD	21,697,051	19,185,274	62,206,855	53,841,492
GROSS PROFIT	19,502,729	15,350,877	53,475,843	45,150,568
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	19,303,705	14,542,680	57,844,411	48,916,509
(LOSS)/INCOME FROM OPERATIONS	199,024	808,197	(4,368,568)	(3,765,941)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	41,435	41,601	(515,473)	(93,036)
Interest Expense	(465,253)	(214,067)	(830,932)	(490,097)
	(423,818)	(172,466)	(1,346,405)	(583,133)
(LOSS)/INCOME BEFORE INCOME TAXES	(224,794)	635,731	(5,714,973)	(4,349,074)
INCOME TAX EXPENSE	20,754	15,000	62,261	45,000
NET (LOSS)/INCOME	(245,548)	620,731	(5,777,234)	(4,394,074)
NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(245,548)	$620,731	$(5,777,234)	$(4,394,074)
NET (LOSS)/INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.01)	$0.02	$(0.17)	$(0.13)
-DILUTED	$(0.01)	$0.02	$(0.17)	$(0.13)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	34,666,180	33,717,676	34,316,161	33,603,535
-DILUTED	34,666,180	34,171,036	34,316,161	33,603,535

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,777,234)	$(4,394,074)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	30,953	(7,147)
Loss on disposal of equipment and deposits on equipment	97,692	169,797
Share-based compensation	3,292,362	3,459,094
Fair value adjustment for outstanding warrants	334,628	(19,007)
Change in reserve for inventory obsolescence	315,006	113,581
Depreciation and amortization	9,411,173	6,958,113
Amortization of deferred financing costs and loan discount	398,648	109,678
Changes in operating assets and liabilities
Accounts receivable	(3,534,273)	(1,631,493)
Inventories	(3,603,074)	419,060
Prepaid expenses and other current assets	(347,876)	(550,392)
Other assets	(162,488)	(324,893)
Accounts payable	2,307,943	571,388
Accrued expenses	2,129,095	2,445,710
Other liabilities	236,878	—
Net cash flows provided by operating activities	5,129,433	7,319,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	3,250,000
Acquisitions of property, plant and equipment, software and deposits on equipment	(10,835,532)	(26,083,581)
Net cash flows used in investing activities	(10,835,532)	(22,833,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(245,291)	—
Exercise of options to purchase common stock	5,612,557	1,981,066
Proceeds from borrowings under Credit Facilities	7,500,000	10,000,000
Repayment of borrowings under Credit Facilities	(9,000,000)	(1,000,000)
Net cash flows provided by financing activities	3,867,266	10,981,066
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,838,833)	(4,533,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,908,177	8,029,413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,069,344	$3,496,313
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$489,738	$363,991
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$497,209	$472,362
Conversion of warrants to common stock	$588,019	$—

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets into major retail classes including Grocery and Mass (which includes internet and club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated balance sheet as of September 30, 2017, statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016, and statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2016 are unaudited. The results for three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or any other interim periods, or any future year or period.

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

As of September 30, 2017, the notional value of foreign currency forward contracts outstanding was 0.7 million pounds sterling. The fair value of the foreign currency forward contracts are measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three months and nine months ended September 30, 2017 the net loss recognized on forward contracts was less than $0.1 million.

Reclassifications – Certain prior period amounts were reclassified to conform to the current year’s presentation.

Note 2 – Recently Issued Accounting Standards:

Not Yet Adopted

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients- and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is currently utilizing a comprehensive approach to assess the impact of this guidance by reviewing current accounting policies to identify the potential impact of the new requirements on its revenue contracts. The Company does not currently expect this guidance to have a material impact on its consolidated financial statements. The new standard will be effective as of January 1, 2018. The Company currently anticipates adopting Topic 606 using the modified retrospective transition approach that may result in a cumulative adjustment to beginning retained earnings as of January 1, 2018. Based on the Company’s analysis to date, the Company expects the new standard will require accelerated recognition of trade promotions and customer incentives. These transactions are currently recognized at the later of the sale of goods or agreement, however under the new standard the Company will estimate incentives to be offered to customers as part of the sales price. The Company does not expect the change to be material.

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

Note 3 – Inventories:

	September 30, 2017	December 31, 2016
Raw Materials and Work in Process	$2,031,997	$1,568,789
Packaging Components Material	834,189	908,771
Finished Goods	6,116,330	3,219,634
	8,982,516	5,697,194
Reserve for Obsolete Inventory	(291,713)	(294,459)
	$8,690,803	$5,402,735

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	September 30, 2017	December 31, 2016
Refrigeration Equipment	$68,903,218	$62,603,188
Machinery and Equipment	46,444,727	45,953,884
Building, Land, and Improvements	25,162,046	25,114,611
Furniture and Office Equipment	4,228,574	3,941,995
Automotive Equipment	319,496	317,615
Leasehold Improvements	360,505	297,681
Construction in Progress	4,740,444	2,841,035
	150,159,010	141,070,009
Less: Accumulated Depreciation and Amortization	(48,736,906)	(39,576,929)
	$101,422,104	$101,493,080

Depreciation expense related to property, plant and equipment totaled $3,154,623 and $9,235,932 for the three and nine months ended September 30, 2017, respectively, of which $1,447,992 and $4,329,624 was recorded to cost of goods sold for the three and nine months ended September 30, 2017, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

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

Note 5 – Accrued Expenses:

	September 30, 2017	December 31, 2016
Accrued Compensation	$2,893,834	$1,895,443
Accrued Chiller Cost	1,343,951	1,010,018
Accrued Freight	838,665	359,009
Accrued Marketing	460,018	282,784
Accrued VAT	278,817	—
Accrued Utility	150,000	124,000
Accrued Leadership Transition Expenses (1)	66,505	428,150
Other Accrued Expenses	628,444	431,735
	$6,660,234	$4,531,139

(1) Accrued Leadership Transition Expenses represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

Note 6 – Debt:

On November 13, 2014, the Company entered into senior secured credit facilities (the “Debt Refinancing”) comprised of a five-year $18.0 million term facility (the “Term Facility”), a three-year $10.0 million revolving facility (the “Revolving Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Term Facility and Revolving Facility, the “Credit Facilities” and such loan agreement, the “Loan Agreement”).

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 23, 2014, the Company repaid the outstanding $18.0 million and modified the terms of the $40.0 million Credit Facilities. The $18.0 million term facility was extinguished, the three-year $10.0 million Revolving Facility remained unchanged and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million.

The New Revolver matures in September 2020 and borrowings thereunder will bear interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans.

On September 21, 2017, the Company further amended the Loan Agreement (the “New Loan Agreement”) which modified the $10.0 million Revolving Facility to $30.0 million (the “New Revolving Facility”) and extinguished the $30.0 million Capex Commitments. The New Loan Agreement has a term of three years and the ability to increase the New Revolving Facility by $10.0 million, with borrowings bearing interest at variable rates.

The Company had $7.5 million outstanding under the existing Credit Facilities prior to closing, which was repaid with proceeds from the New Revolving Facility and cash on hand. Upon closing, the Company had $5.5 million outstanding and $24.5 million available under the New Revolving Facility.

In connection with this amendment, the Company accelerated the amortization of $0.3 million of unamortized debt issuance costs related to the existing Loan Agreement. These costs are included in Interest Expense in the three and nine months ended September 30, 2017.

The New Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of September 30, 2017, the Company was in compliance with all the covenants in the New Loan Agreement.

Borrowings under our Credit Facilities totaled $7.5 million and repayments totaled $9.0 million for the nine months ended September 30, 2017.  The Company had $5.5 million in debt outstanding under the Credit Facilities.

Interest expense and fees totaled $0.5 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, of which $0.2 million was related to new debt issuance costs. Interest expense and fees totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of September 30, 2017 and December 31, 2016.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended September 30, 2017 and 2016 was $1,132,852 and $787,675, respectively. Total compensation cost for share-based payments recognized for the nine months ended September 30, 2017 and 2016 was $3,292,362 and $3,490,754, respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At September 30, 2017, there were zero shares available for grant as the 2006 Plan is frozen.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of September 30, 2017, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years and non-employee director RSUs vest over one year).

At September 30, 2017, there were 2,092,881 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, stock-based awards were granted to the Company’s Chief Executive Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of September 30, 2017, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the nine months ended September 30, 2017.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,788,285	$8.61
Granted	340,618	11.00
Exercised	(776,938)	7.22
Forfeited	(17,073)	10.15
Expired	(7,776)	9.01
Outstanding at September 30, 2017	2,327,116	$9.41

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the nine months ended September 30, 2017.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,357,561	$10.24
Granted	110,741	11.00
Forfeited	(35,221)	10.45
Outstanding at September 30, 2017	1,433,081	$10.29

(1) As of September 30, 2017, 516,877 performance-vested stock options at a weighted average exercise price of $9.79 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three and nine months ended September 30, 2017.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the nine months ended September 30, 2017.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2016	97,515	$9.05
Granted	115,320	11.00
Issued Upon Vesting	(59,183)	9.05
Forfeited	(1,433)	9.98
Outstanding at September 30, 2017	152,219	$10.52

Note 8 – Earnings Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three and nine months ended September 30, 2017 and 2016, there were no adjustments between net loss and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service Period Stock Options	2,471,469	2,263,098	2,691,504	2,130,200
Restricted Stock Units	152,598	102,904	142,180	54,154
Warrants	—	61,117	—	61,117
Total	2,624,067	2,427,119	2,833,684	2,245,471

For the three months ended September 30, 2017 and nine months ended September 30 2017 and 2016, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

For the three months ended September 30, 2016, diluted net income per share of common stock is calculated as follows:

Three Months Ended
September 30, 2016
Net Income Attributable to Common Stockholders	$ 620,731

Weighted Average Common Shares Outstanding, Basic	33,717,676
Dilutive Effect of Stock-Based Awards:
Service Period Stock Options	381,953
Restricted Stock Units	49,283
Warrants	22,124
Weighted Average Common Shares Outstanding, Diluted	34,171,036

Basic Earnings per Share	$ 0.02
Diluted Earnings per Share	$ 0.02

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2016, there were 450,189 anti-dilutive service period stock options excluded from the diluted earnings per share calculation.

Note 9 – Related Party Transactions:

Payments of $2,016,716 and $6,323,016 for the three and nine months ended September 30, 2017, and $1,484,600 and $4,666,495 for the three and nine months ended September 30, 2016, were made to one stockholder for the purchase of raw materials. The Company believes that all payments made to the shareholder are at market value and thus at arms-length.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Net Sales By Class of Retailer – The following table sets forth net sales by class of retailer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Grocery, Mass and Club	$33,562,029	$27,550,612	$93,702,683	$77,583,710
Pet Specialty, Natural and Other	7,637,751	6,985,539	21,980,015	21,408,350
Net Sales	$41,199,780	$34,536,151	$115,682,698	$98,992,060

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

Recent Developments

During the third quarter of 2017, we amended our Credit Facilities to replace our Term Facility and Capex Commitments of $30.0 million and $10.0 million Revolving Facility with a straight $30.0 million revolver (the “New Revolving Facility”) and the ability to increase the New Revolving Facility by an additional $10.0 million. The New Revolving Facility will mature in September 2020.  At closing, we had total borrowings of $5.5 million under the $30.0 million New Revolving Facility, with $24.5 million available. We expect to fund our business through cash provided by operations for the remainder of 2017, while continuing to reduce the facility usage. This represents a reduction in the unused rate of between 25 and 75 basis points and a reduction in the total rate of between 200 and 250 basis points. The existing facility, which had $7.5 million outstanding, was repaid with proceeds from the new revolver and cash on hand.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers and have installed Freshpet Fridges in over 17,600 retail stores as of September 30, 2017. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, spoils and inbound freight. In 2016, we undertook a capital expansion project at our Freshpet Kitchens facility that we believe will further increase our production capacity by at least 130%. Over time, growing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are also impacted by the cost of ingredients and packaging materials. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Selling, general and administrative costs. Selling, general & administrative (“SG&A”) costs as a percentage of net sales have historically decreased from 81.3% in the year ended 2012, 62.7% in 2013, 55.7% in 2014, 50.2% in 2015 and to 47.0% in 2016. Due to our Feed the Growth initiative, which increases our investment in media, we do not expect our SG&A as a percentage of net sales to change significantly in the near term future, which is noted within our slight increase of SG&A costs as a percentage of net sales increase from 49.4% in the nine months ended September 30, 2016 to 50.0% in the nine months ended September 30, 2017. We believe that as we begin to realize the benefits of our Feed the Growth initiative SG&A expenses will once again decrease as a percentage of net sales.

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

Marketing & advertising. Our marketing and advertising expenses primarily consist of national television media, digital marketing, social media and grass roots marketing to drive brand awareness. These expenses may vary from quarter to quarter depending on the timing of our marketing and advertising campaigns. Our Feed the Growth initiative will focus on growing the business through increased marketing investments.

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

Stock compensation. We account for all share-based compensation payments issued to employees, directors and non-employees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the grant date. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $160.7 million as of December 31, 2016, which expire between 2025 and 2036. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOL carry forwards expiring unused. At December 31, 2016, we had approximately $132.4 million of State NOL carry forwards, which expire between 2017 and 2036. At December 31, 2016, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$41,200	100%	$34,536	100%	$115,683	100%	$98,992	100%
Cost of goods sold	21,697	53	19,185	56	62,207	54	53,841	54
Gross profit	19,503	47	15,351	44	53,476	46	45,151	46
Selling, general and administrative expenses	19,304	47	14,543	42	57,844	50	48,917	49
(Loss)/Income from operations	199	0	808	2	(4,368)	(4)	(3,766)	(4)
Other income/(expenses):
Other income/(expenses), net	41	0	42	0	(516)	(0)	(93)	(0)
Interest expense	(465)	(0)	(214)	0	(831)	(0)	(490)	(0)
(Loss)/Income before income taxes	(225)	(1)	636	2	(5,715)	(5)	(4,349)	(4)
Income tax expense	21	0	15	0	62	0	45	0
Net (Loss)/Income	$(246)	(1)%	$621	2%	$(5,777)	(5)%	$(4,394)	(4)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2017			2016
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$33,562	81%	12,777	$27,551	80%	11,454
Pet Specialty, Natural and Other (2)	7,638	19	4,873	6,985	20	4,807
Net Sales	$41,200	100%	17,650	$34,536	100%	16,261

(1)Stores at September 30, 2017 and September 30, 2016 consisted of 8,872 and 7,669 Grocery and 3,905 and 3,785 Mass and Club, respectively.

(2)Stores at September 30, 2017 and September 30, 2016 consisted of 4,539 and 4,505 Pet Specialty and 334 and 302 Natural, respectively.

* Includes sales from Freshpet Baked product of $0.4 million and $0.9 million, or 1.0% and 3.0% of total net sales, for the three months ended September 30, 2017 and 2016, respectively.

Net sales increased $6.7 million, or 19%, to $41.2 million for the three months ended September 30, 2017 as compared to the same period in the prior year. The $6.7 million increase in net sales was driven by growth of $6.8 million in our Grocery, Mass, and Club refrigerated channel and $0.7 million in our Pet Specialty, Natural, and Other refrigerated channel, partially offset by declines in Baked of $0.8 million. Net sales excluding baked increased $7.1 million, or 21.2%, to $40.8 million for the three months ended September 30, 2017 as compared to the same period in the prior year. Our Freshpet Fridge store locations grew by 8.5% from 16,261 as of September 30, 2016 to 17,650 as of September 30, 2017.

Gross Profit

Gross profit increased $4.2 million, or 27%, to $19.5 million for the three months ended September 30, 2017 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales and an increase in gross profit margin.

Our gross profit margin of 47.3% for the three months ended September 30, 2017 increased 290 basis points compared to the same period in the prior year, primarily related to cost savings and margin improvement through scale and plant startup costs in the prior year, partially offset by a decrease due to additional depreciation of our Freshpet Kitchens expansion.

Adjusted Gross Profit was $21.0 million and $17.1 million in the three months ended September 30, 2017 and 2016, respectively. Adjusted Gross Profit Margin was 50.9% and 49.6% in the three months ended September 30, 2017 and 2016, respectively. Adjusted Gross Profit excludes $1.4 million of depreciation expense in the three months ended September 30, 2017, and $1.2 million of depreciation expense and $0.5 million of non-capitalizable plant start-up costs in the three months ended September 30, 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.8 million, or 33%, to $19.3 million for the three months ended September 30, 2017 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $1.9 million, higher stock-based compensation expenses of $0.3 million, higher freight costs due to volume of $0.8 million, higher non-recurring expenses related to leadership transition expenses of $0.4 million, higher depreciation expense of $0.3 million and incremental operating expenses of $1.1 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs, which include variable compensation.

As a percentage of net sales, selling, general and administrative expenses increased to 46.9% for the three months ended September 30, 2017 from 42.1% for the three months ended September 30, 2016. Adjusted SG&A increased as a percentage of net sales to 44.0% in the third quarter of 2017 as compared to 40.8% of net sales in the third quarter of 2016. Adjusted SG&A excludes $1.1 million and $0.7 million for stock-based compensation expense in the third quarter of 2017 and 2016, respectively, and $0.1 million incremental costs and $0.3 million change in estimate related to leadership transition expenses in the third quarter of 2017 and 2016, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income/(Loss) from Operations

Income/(Loss) from Operations decreased $0.6 million, or 75%, to $0.2 million for the three months ended September 30, 2017 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was $0.5 million and $0.2 million in the three months ended September 30, 2017 and 2016, respectively. Interest expense in the three months ended September 30, 2017 includes $0.3 million of accelerated amortization of debt issuance costs related to the amendment of our Credit Facilities.

Other Income/(Expenses), net

Other income, net decreased less than $0.1 million for the three months ended September 30, 2017.

Net Income/(Loss)

Net Loss increased $0.8 million to $0.2 million for the three months ended September 30, 2017 as compared to income of $0.6 million for the same period in the prior year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Sales

The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2017			2016
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club* (1)	$93,703	81%	12,777	$77,584	78%	11,454
Pet Specialty, Natural and Other (2)	21,980	19	4,873	21,408	22	4,807
Net Sales	$115,683	100%	17,650	$98,992	100%	16,261

(1)Stores at September 30, 2017 and September 30, 2016 consisted of 8,872 and 7,669 Grocery and 3,905 and 3,785 Mass and Club, respectively.

(2)Stores at September 30, 2017 and September 30, 2016 consisted of 4,539 and 4,505 Pet Specialty and 334 and 302 Natural, respectively.

* Includes sales from Freshpet Baked product of $1.7 million and $3.6 million, or 2.0% and 4.0% of total net sales, for the nine months ended September 30, 2017 and 2016, respectively.

Net sales increased $16.7 million, or 17%, to $115.7 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. The $16.7 million increase in net sales was driven by growth of $18.0 million in our Grocery, Mass, and Club refrigerated channel and $0.6 million in our Pet Specialty, Natural, and Other refrigerated channel and declines in Baked of $1.9 million. Net sales excluding baked increased $18.6 million, or 19.4%, to $113.9 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. Our Freshpet Fridge store locations grew by 8.5% from 16,261 as of September 30, 2016 to 17,650 as of September 30, 2017.

Gross Profit

Gross profit increased $8.3 million, or 18%, to $53.5 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales and an increase in gross profit margin.

Our gross profit margin of 46.2% for the nine months ended September 30, 2017 increased 60 basis points compared to the same period in the prior year, primarily related to cost savings and margin improvement through scale and plant startup costs in the prior year, partially offset by additional depreciation of our Freshpet Kitchens expansion.

Adjusted Gross Profit was $57.8 million and $49.0 million in the nine months ended September 30, 2017 and 2016, respectively. Adjusted Gross Profit Margin was 50.0% and 49.5% in the nine months ended September 30, 2017 and 2016, respectively. Adjusted Gross Profit excludes $4.3 million of depreciation expense in the nine months ended September 30, 2017, and $2.7 million of depreciation expense and $1.2 million of non-capitalizable plant start-up costs in the nine months ended September 30, 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.9 million, or 18%, to $57.8 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $4.9 million, higher depreciation expense of $0.8 million, increased freight costs due to volume of $1.0 million and higher incremental operating expenses of $3.6 million, offset by lower share-based compensation expense of $0.2 million and lower non-recurring costs related to leadership transition expenses of $1.2 million

As a percentage of net sales, selling, general and administrative expenses increased to 50.0% for the nine months ended September 30, 2017 from 49.4% for the nine months ended September 30, 2016. Adjusted SG&A increased as a percentage of net sales to 47.2% in the first nine months of 2017 as compared to 44.8% of net sales in the same period of 2016. Adjusted SG&A excludes $3.1 million and $3.3 million for stock-based compensation expense in the nine months ended September 30 2017 and 2016, respectively, and $0.1 million and $1.3 million of costs related to leadership transition expenses in the third quarter of 2017 and 2016, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from operations increased $0.6 million to $4.4 million for the nine months ended September 30, 2017 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was $0.8 million and $0.5 million in the nine months ended September 30, 2017 and 2016, respectively.  Interest expense in the nine months ended September 30, 2017 includes $0.3 million of accelerated amortization of debt issuance costs related to the amendment of our Credit Facilities.

Other Expenses, net

Other expenses, net increased $0.4 million to $0.5 million for the nine months ended September 30, 2017, primarily related to the revaluation of warrants of $0.3 million and foreign currency forward contracts of $0.1 million to fair value.  The outstanding warrants were converted to common stock during the third quarter of 2017.

Net Loss

Net Loss increased $1.4 million, or 31%, to $5.8 million for the nine months ended September 30, 2017 as compared to a loss of $4.4 million for the same period in the prior year.

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

•Adjusted Gross Profit

•Adjusted Gross Profit as a percentage of net sales (Adjusted Gross Margin)

•Adjusted SG&A expenses

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

The non-GAAP financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and plant start-up costs. We define Adjusted SG&A Expenses as SG&A Expenses before non-cash share-based compensation, leadership transition expenses and fees related to a secondary offering. EBITDA represents net loss plus depreciation and amortization, interest expense and income tax expense. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant start-up expense, share-based compensation, warrant fair valuation, launch expenses, fees related to a secondary offering and leadership transition costs.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net (Loss)/Income	$(246)	$621	$(5,778)	$(4,394)
Depreciation and amortization	3,216	2,720	9,411	6,957
Interest expense	465	214	831	490
Income tax expense	21	15	62	45
EBITDA	$3,456	$3,570	$4,526	$3,098
Loss on disposal of equipment	7	11	98	170
Launch expense (a)	929	728	2,359	2,038
Plant start-up expenses and processing (b)	—	540	—	1,208
Non-cash stock based compensation (c)	1,133	788	3,292	3,459
Warrant fair valuation (d)	(44)	(47)	335	(19)
Leadership transition expenses (e)	100	(253)	100	1,327
Adjusted EBITDA	$5,580	$5,337	$10,709	$11,281

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

(d)Represents the change of fair value for the outstanding common stock warrants.  All warrants were converted to common stock in the third quarter of 2017.

(e)Leadership Transition Expenses represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross Profit (as reported)	$19,503	$15,351	$53,476	$45,151
Depreciation expense (a)	1,448	1,242	4,330	2,660
Plant start-up expenses and processing (b)	—	540	—	1,208
Adjusted Gross Profit	$20,951	$17,133	$57,805	$49,019
Adjusted Gross Profit as a % of Net Sales
Adjusted Gross Profit	$20,951	$17,133	$57,805	$49,019
Net Sales	$41,200	$34,536	$115,683	$98,992
Adjusted Gross Profit as a % of Net Sales	50.9%	49.6%	50.0%	49.5%

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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
SG&A expenses (as reported)	$19,304	$14,543	$57,844	$48,917
Non-cash stock based compensation (a)	1,064	716	3,118	3,282
Leadership transition expenses (b)	100	(253)	100	1,327
Adjusted SG&A Expenses	$18,139	$14,080	$54,628	$44,308
Adjusted SG&A Expenses as a % of Net Sales
Adjusted SG&A Expenses	$18,139	$14,080	$54,628	$44,308
Net Sales	$41,200	$34,536	$115,683	$98,992
Adjusted SG&A as a % of Net Sales	44.0%	40.8%	47.2%	44.8%

(a)Represents non-cash stock based compensation expense.

(b)Represents costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our future cash flow from operations and our current available borrowing capacity. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We believe that cash and cash equivalents, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

Working capital consists of current assets net of current liabilities, excluding cash, net of debt. Working capital increased $3.9 million to $7.6 million at September 30, 2017 compared with $3.7 million at December 31, 2016. The increase was a result of increased accounts receivable and inventory, offset by an increase in accounts payable and accrued expenses.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of September 30, 2017, our capital resources consisted primarily of $2.1 million cash on hand and $24.5 million available under our Credit Facilities. In the third quarter of 2017, we amended our Credit Facilities, under which outstanding borrowings of $5.5 million were refinanced and $2.0 million were repaid. In 2017, as part of our Feed The Growth initiative, we are increasing our investment in marketing and borrowed an additional $2.0 million. On a net basis, we have repaid $6.5 million and have $5.5 million outstanding on our Credit Facilities. We expect to fund our ongoing operations and obligations with cash and cash equivalents on hand, cash flow from operations and available funds under our Credit Facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Nine Months Ended
	September 30,
	2017	2016
	(Dollars in thousands)
Cash at the beginning of period	$3,908	$8,029
Net cash provided by operating activities	5,129	7,319
Net cash used in investing activities	(10,836)	(22,834)
Net cash provided by financing activities	3,867	10,981
Cash at the end of period	$2,069	$3,496

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (i.e. provision for loss on receivables, loss on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, share-based compensation and the fair valuation of warrants).

For the nine months ended September 30, 2017, net cash provided by operating activities was $5.1 million, consisting of net income, adjusted for reconciling non-cash items, of $8.1 million and a decrease in operating assets and liabilities of $3.0 million. Net income, adjusted for reconciling non-cash items, excludes $13.9 million of non-cash items primarily relating to

$3.3 million of share-based compensation and $9.4 million of depreciation and amortization. The increase in assets of $7.6 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet Fridge. The increase in liabilities of $4.7 million was primarily due to timing of payments due to increased media spend in the third quarter of fiscal year 2017.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $10.8 million for the nine months ended September 30, 2017, relating primarily to capital expenditures for Freshpet Kitchens of $2.8 million and investment in fridges and other capital spend of $8.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2017, attributable to the proceeds from borrowings under our Credit Facilities of $7.5 million and cash proceeds from the exercise of stock options of $5.6 million, partially offset by repayments of borrowings under Credit Facilities of $9.0 million and payments of debt issuance costs in connection with the amendment of our Credit Facility of $0.2 million.

Net cash from financing activities was $11.0 million for the nine months ended September 30, 2016, attributable to the exercise of stock options of $2.0 million and the proceeds from borrowing $10.0 million under our Credit Facilities, partially offset by repayments of short term borrowing of $1.0 million.

Indebtedness

On November 13, 2014, the Company entered into Debt Refinancing comprised of the Credit Facilities and such Loan Agreement. On December 23, 2014, the Company repaid the outstanding $18.0 million and modified the terms of the $40.0 million Credit Facilities. The $18.0 million term facility was extinguished, the three-year $10.0 million Revolving Facility remained unchanged and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million.

The New Revolver matures in September 2020 and borrowings thereunder will bear interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans. In addition, the Company will be required to pay customary fees and expenses in connection with the New Loan Agreement.

On September 21, 2017, the Company further amended the Loan Agreement (the “New Loan Agreement”) which modified the $10.0 million Revolving Facility to $30.0 million and extinguished the $30.0 million Capex Commitments. The New Loan Agreement has a term of three years and the ability to increase the New Revolving Facility by $10.0 million, with borrowings bearing interest at variable rates.

The Company had $7.5 million outstanding under the existing Credit Facilities prior to closing, which was repaid with proceeds from the New Revolving Facility and cash on hand. Upon closing, the Company had $5.5 million outstanding and $24.5 million available under the New Revolving Facility.

In connection with this amendment, the Company accelerated the amortization of $0.3 million of unamortized debt issuance costs related to the existing Loan Agreement. These costs are included in Interest expense in the three and nine months ended September 30, 2017.

The New Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.  As of September 30, 2017, the Company was in compliance with all the covenants in the New Loan Agreement.

Borrowings under our Credit Facilities totaled $7.5 million and repayments totaled $9.0 million for the nine months ended September 30, 2017.  The Company had $5.5 million in debt outstanding under the Credit Facilities.

Interest expense and fees totaled $0.5 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, of which $0.2 million was related to new debt issuance costs. Interest expense and fees totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of September 30, 2017 and December 31, 2016.

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

Recent Accounting Pronouncements

Not Yet Adopted

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients- and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is currently utilizing a comprehensive approach to assess the impact of this guidance by reviewing current accounting policies to identify the potential impact of the new requirements on its revenue contracts. The Company does not currently expect this guidance to have a material impact on its consolidated financial statements. The new standard will be effective as of January 1, 2018. The Company currently anticipates adopting Topic 606 using the modified retrospective transition approach that may result in a cumulative adjustment to beginning retained earnings as of January 1, 2018. Based on the Company’s analysis to date, the Company expects the new standard will require accelerated recognition of trade promotions and customer incentives. These transactions are currently recognized at the later of the sale of goods or agreement, however under the new standard the Company will estimate incentives to be offered to customers as part of the sales price. The Company does not expect the change to be material.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is assessing the impact of ASU No. 2016-02 on its corporate office lease, and upon adoption of this guidance, expects to record the lease on its consolidated balance sheet in accordance with ASU No. 2016-02.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of September 30, 2017, we had $5.5 million outstanding under our Credit Facilities. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling. The Statements of Financial Position of non U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the three and nine months ended September 30, 2017 recognized in the United Kingdom was approximately 1%.

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

As of September 30, 2017, the notional value of foreign currency forward contracts outstanding was 0.7 million pounds sterling. The fair value of the foreign currency forward contracts are measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three and nine months ended September 30, 2017 the net loss recognized on forward contracts was less than $0.1 million.

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
10.1

Third Amended and Restated Loan and Security Agreement, dated September 21, 2017, by and among Freshpet, Inc., City National Bank, a national banking association, as the arranger and administrative agent, and the lenders party thereto

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

Date: November 7, 2017	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)