Form 10-K
period 2017-12-31
Freshpet, Inc.
filed 2018-03-07
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $439 million.

As of March 1, 2018, 35,138,826 shares of common stock of the registrant were outstanding.

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

Freshpet, Inc.

Annual Report on Form 10-K

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	our ability to manage our supply chain effectively;
•	volatility in the price of our common stock; and
•	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet, Inc. (“Freshpet” or the “Company”) is disrupting the $28.0 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2017, Freshpet Fridges were located in over 18,000 stores, and we believe there is an opportunity to install a Freshpet Fridge in at least 30,000 stores across North America. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated with our recent initiatives in the U.K. market.

Our Industry

We primarily compete in the North American dog and cat food market which we estimate has grown at an average compounded annual growth rate of approximately 5% from 2012 to 2017. We believe pet food spending in North America will continue to increase at a similar rate over the next five years. Of the total market, we estimate that dog food, cat food and treats & mixers accounted for retail sales of $28.0 billion. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently 84.6 million pet-owning households, or 68% of total households, and over 300 million pets in the United States, according to the American Pet Products Association.

Pet humanization.    According to Packaged Facts, 83% of U.S. pet owners view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions. Nearly 80% of U.S. pet owners are as concerned about the quality of their pet’s food as they are about their own, according to market researcher Mintel.

Increasing consumer focus on health & wellness.   Consumers are increasingly purchasing fresh, natural and organic food products. We believe consumers are seeking simple, fresh and easy to understand food products from brands they trust and made with ingredients that are transparently sourced.

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

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. We cook our fresh, nutritious pet food with the same care that we would take in preparing human food. Through the Freshpet Foundation, we support nutritional research in areas of prevention, care and treatment of diseases in dogs. Since founding Freshpet, we have donated over three million fresh meals to pets via shelters, charitable organizations and humane societies. Our team members get paid time off to pursue activities that help pets in their community. We also participate in Random Acts of Kindness to do our part to improve the lives of pets and pet parents.

People

People include our team members, our partners and pet parents. We treat our team members with respect and are committed to helping them develop professionally and personally. We try to be good partners with customers, distributors and suppliers by conducting business with honesty and transparency. Additionally, we strive to help pet owners by providing pet parenting resources.

Planet

We are committed to being socially responsible and minimizing our environmental impact. The electricity used in the Freshpet Kitchens is 100% wind-powered. Freshpet Kitchens is a landfill-free facility and we plant trees to offset carbon emissions. We also strive to conserve energy by continually improving the efficiency of our Freshpet Fridges and partnering with freight and logistics providers committed to sustainable practices.

Our commitment to our values helps us engage with consumers, motivate our team members and attract strong partners, which allows us to fulfill our mission of delivering the best nutritional product choices to improve the well-being of our pets, enrich pet parents’ lives and contribute to communities. Freshpet—Pets, People, Planet.

Our Products

Our products consist of dog food, cat food and dog treats. All Freshpet products are made according to our nutritional philosophy of fresh, meat-based nutrition and minimal processing. Our proprietary recipes include real, fresh meat and varying combinations of vitamin-rich vegetables, leafy greens and anti-oxidant rich fruits, without the use of preservatives, additives or artificial ingredients. Our unique product attributes appeal to diverse consumer needs across multiple classes of retail where Freshpet is sold. Consequently, our brand resonates across a broad cross-section of pet parent demographics.

All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of trade. Our products are customized to different classes of trade and are available in multiple forms, including slice and serve rolls, bagged meals and tubs.

We also offer fresh treats across all classes of retail under the Dognation and Dog Joy labels.

Our Product Innovation

As the first manufacturer of fresh, refrigerated pet food distributed across North America, product innovation is core to our strategy. We take a fresh approach to pet food and are not constrained by conventional pet food products, attributes and production capabilities. We employ a tightly-knit, creative team of marketing and research and development professionals, and we consult with outside experts through our Nutrition Council, which consist of PhD’s in nutrition and veterinary nutritionists. Our team often identifies pet parents’ needs by evaluating emerging demand trends in both pet food and human food. Our research and development facility located next door to the Freshpet Kitchens tests small batches of new recipes and tries out new cooking techniques. New products are refined iteratively with the help of consumer panel data to arrive at products that we believe can be commercially successful.

The success of our approach is evidenced by our broad product portfolio today. We began Freshpet by producing fresh, refrigerated slice and serve rolls, and over time have steadily expanded into successful new product forms including bags, tubs and treats. We also introduced new fresh recipes and ingredients, such as proteins and grain-free options never before seen in pet food that cater to the specific dietary requirements of pets.

Our recently opened Innovation Center, next door to our Freshpet Kitchens manufacturing plant, helped us ensure that we remain capable of strong innovation including creating new product platforms to expand the breadth of our fresh offerings. We expect that new product introductions will continue to meaningfully drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing facility in North America, the Freshpet Kitchens at Bethlehem, Pennsylvania. This 100,000 square foot facility was built to United States Department of Agriculture standards and houses four production lines customized to produce fresh, refrigerated food. In 2017, approximately 94% of our product volume was manufactured by us.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. We use high quality food grade plastic packaging materials. Over 60% of our ingredients are sourced locally from within a 200 mile radius of the Freshpet Kitchens, 96% are from North America and none are sourced from China. We maintain rigorous standards for ingredient quality and safety. By volume, our largest input, fresh chicken, represents approximately 50% of total ingredients. In order to retain operating flexibility and negotiating leverage, we do not enter into exclusivity agreements or long-term commitments with any of our suppliers. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Beginning in 2016, outbound transportation from our facility is handled through a third-party refrigerated freight broker. We expect to be able to leverage certain distribution costs as volumes grow. We use national and regional distributors to cover the grocery (including online), mass, pet specialty and natural retail classes.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our company-owned manufacturing facility allows us to exercise significant control over production. Our quality assurance team includes 17 professionals with significant experience in pet and human food production.

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

Our Customers and Distributors

We sell our products throughout United States, Canada, and the United Kingdom, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in over 18,000 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 30,000 stores in North America. We sell our products through the following classes of retail: grocery (including online), mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third-party distributor. In 2017, our largest distributor by net sales, McLane Company, Inc., accounted for 18% of our net sales.

The Freshpet Fridge

We sell our products through a growing network of company-owned branded refrigerators, the Freshpet Fridges. Our Freshpet Fridges are typically four feet wide by seven feet high, and replace standard shelving in the pet aisle or an end-cap of a retail store. Our Freshpet Fridge designs are constantly evolving with all new models featuring prominent edge-lit LED headers, LED interior lighting, crisp black interiors and frameless glass swing doors for aesthetics and easy access. We use state-of-the-art refrigeration technology and environmentally friendly refrigerants to minimize energy consumption and environmental impact.

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

Installation into retail locations and ongoing maintenance of the Freshpet Fridge is coordinated by Freshpet and executed through leading third-party service providers. All of our Freshpet Fridges are protected by a manufacturer warranty of three years. Our refrigerators are designed to be highly reliable, and at any given time less than 1% of the network is out of service for maintenance. Moreover, to ensure quality, cleanliness and appropriate in-stock levels, we employ brokerage partners to conduct a physical audit of the Freshpet Fridge network on an ongoing basis, with photographic results of our Freshpet Fridge in the network transmitted back to Freshpet and reviewed by members of our sales team.

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

Our network of over 18,000 branded Freshpet Fridges in prominent locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, Twitter and YouTube.

Our marketing strategy has allowed us to drive new consumers to our brand and develop a highly engaged community of users who actively advocate for Freshpet.

Competition

Pet food is a highly competitive industry. We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of The J.M. Smucker Company). We also compete with specialty and natural pet food manufacturers such as Colgate-Palmolive and Blue Buffalo (expected to be part of General Mills pending completion of the recently announced acquisition). In addition, we compete with many regional niche brands in individual geographic markets.

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

Team Members

As of December 31, 2017, we had 260 employees, of which all but two are located in the United States. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094. Our telephone number is (201) 520-4000.

Website Information

The address of our corporate website is www.freshpet.com. Our Annual Reports on Form 10-K, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Trademarks and Other Intellectual Property

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, among others, Freshpet, Freshpet Select, Vital, Nature’s Fresh, Roasted Meals, Fresh From The Kitchen, Freshpet Dog Joy and Dognation Treats.

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

Government Regulation

Along with our brokers, distributors, and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission, the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States. In addition to agency regulation, we are required to comply with state feed control requirements in the United States. We are also subject to the laws of Canada, including the Canadian Food Inspection Agency, and the United Kingdom, including the Food Standards Agency, as well as provincial and local regulations.

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

Information Systems

We employ a comprehensive Enterprise Resource Planning (“ERP”) system provided by a leading global software provider and are supported by a local consulting partner. This system covers order entry, customer service, accounts payable, accounts receivable, purchasing, asset management and manufacturing. Our order management process is automated via Electronic Data Interchange with virtually all our customers, which feeds orders directly to our ERP platform. We complement the ERP system with a Warehouse Management System, which allows us to improve tracking and management of ingredients and streamline manufacturing.

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

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution by installing new Freshpet Fridges, attracting new consumers to our brand and launching new products. Our ability to increase awareness, consumer trial and adoption of our products, and to implement this growth strategy depends, among other things, on our ability to:

•	partner with customers to secure space for our Freshpet Fridges;
•	implement our marketing strategy;
•	develop new product lines and extensions;
•	partner with distributors to deliver our products to customers;
•	continue to compete effectively in multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural; and
•	expand and maintain brand loyalty.

We may not be able to successfully implement our growth strategy or to grow consistently from period to period. Our business, financial condition and results of operations will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We expect to need capital in the future for business development, and we may not be able to generate sufficient cash flow or raise capital on acceptable terms to meet our needs.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2017, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for more than 67% of our net sales. In 2017, our largest distributor by net sales, McLane Company, Inc., accounted for 18% of our net sales. These percentages may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

Limited manufacturing capacity could have a material adverse effect on our business, financial condition and results of operations.

All of the products we manufacture in-house are processed through our Freshpet Kitchens in Bethlehem, Pennsylvania, which we believe is North America’s first fresh, refrigerated pet food manufacturing facility. Accordingly, we have limited available manufacturing capacity to meet our quality standards. Due to our continued growth, we have completed a capital expansion project at our Freshpet Kitchens manufacturing facility to expand our plant capacity and increase distribution. New equipment related to the capital expansion project went into service in 2016. The expansion increased our production capacity by 130% at our Freshpet Kitchens.

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

Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the FDA, and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act of 2011 provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition, many states have adopted the Association of American Feed Control Officials’ model pet food regulations or variations thereof, which generally regulate the information manufacturers provide about pet food. Complying with government regulation can be costly or may otherwise adversely affect our business. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

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

The ingredients that we use in the production of our products (including, among others, meat, vegetables, fruits, carrageenans, whole grains, vitamins and minerals) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, fires, earthquakes, tornadoes and pestilences. Adverse weather conditions may be impacted by climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supply of ingredients, lower recoveries of usable ingredients, increase the prices of our ingredients, increase our transportation costs or increase our cost of storing ingredients if harvests are accelerated and processing capacity is unavailable. Additionally, the growth of crops, as well as the manufacture and processing of our products, requires significant amounts of water. Drought or other causes of a reduction of water in aquifers may affect availability of water, which in turn may adversely affect our results of operations. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supply of ingredients is reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for ingredients or other inputs could also adversely affect our business, financial condition and results of operations as described in “—The inputs, commodities and ingredients that we require are subject to price increases and shortages that could adversely affect our results of operations.”

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

Our brand names and trademarks are important to our business, and we have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We rely on unpatented proprietary know-how in the areas of recipes, ingredients sourcing, cooking techniques, packaging, transportation and delivery. It is possible that others will independently develop the same or similar know-how or otherwise obtain access to our proprietary know-how. To protect our trade secrets and other proprietary know-how, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection in the event of any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our recipes, methods and other know-how, we could be materially adversely affected.

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

The inputs, commodities and ingredients that we require are subject to price increases and shortages that could adversely affect our results of operations.

The primary inputs, commodities and ingredients that we use include meat, vegetables, fruits, carrageenans, whole grains, vitamins, minerals, packaging and energy (including wind power). Prices for these and other items we use may be volatile, and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather conditions, natural disasters, currency fluctuations, governmental regulations (including import restrictions), agricultural programs or issues, energy programs, labor strikes and the financial health of our suppliers. Input, commodity and ingredient price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse effect on our results of operations. Production delays could lead to reduced sales volumes and profitability, as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both ingredients and finished product. If we are not able to implement our productivity initiatives or increase our product prices to offset price increases of our inputs, commodities and ingredients, as a result of consumer sensitivity to pricing or otherwise, or if sales volumes decline due to price increases, our results of operations could be adversely affected. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and negatively impact our business, financial condition and results of operations.

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

If mad cow disease or other animal diseases, such as foot-and-mouth disease or highly pathogenic avian influenza, also known as “bird flu,” impacts the availability of the protein-based ingredients we use in our products, we may be required to locate alternative sources for protein-based ingredients. Those sources may not be available to sustain our sales volumes, may be more costly and may affect the quality and nutritional value of our products. If outbreaks of mad cow disease, foot-and-mouth disease, bird flu or any other animal disease or the regulation or publicity resulting therefrom impacts the cost of the protein-based ingredients we use in our products, or the cost of the alternative protein-based ingredients necessary for our products as compared to our current costs, we may be required to increase the selling price of our products to avoid margin deterioration. However, we may not be able to charge higher prices for our products without negatively impacting future sales volumes.

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

The inability of any supplier, co-packer, third-party distributor or transportation provider to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand, as well as having too much inventory on hand that may reach its expiration date and become unsaleable. Changes in the availability and cost of freight may affect our supply chain and ultimately the pricing and availability of our products. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

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

We may choose to expand our global footprint by entering into new markets. For example, we recently expanded our business to two retailers in the United Kingdom, where our products are selling in 370 stores.  As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.

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

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, the risk of such claims may be exacerbated. Any such claims, even those without merit, could (i) require us to expend significant resources, (ii) cause us to cease making or using products that incorporate the challenged intellectual property, (iii) require us to redesign, reengineer or rebrand our products or packaging, including our Freshpet Fridges located in over 18,000 retail stores, (iv) divert management’s attention and resources or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property, which may not be available to us on acceptable terms or at all. Any of such events may adversely impact our business, financial condition and results of operations.

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

Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition and results of operations.

If we are unable to substantially utilize our net operating loss carryforward, our financial results will be adversely affected.

As of December 31, 2017, we had federal net operating loss (“NOLs”) carryforwards of approximately $175.0 and state NOLs of approximately $143.4 million. In general, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its prechange NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering in November 2014.

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

Since our initial public offering and through March 1, 2018, our share price has ranged from a high of $25.92 per share to a low of $5.60 per share. The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including those described under “—Risks Related to Our Business and Industry” and the following:

•	our operating performance and the performance of our competitors or pet food companies in general;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
•	global, national or local economic, legal and regulatory factors unrelated to our performance;
•	the number of our shares publicly traded;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	the arrival or departure of key personnel; and
•	other developments affecting us, our industry or our competitors.

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

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price and we are currently defending against the claims made in Curran v. Freshpet, Inc. et al. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

As of December 31, 2017, we had 35,132,548 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

As of December 31, 2017, MidOcean Partners and certain of its affiliates (“MidOcean”) owned approximately 20.8% of our common stock. As a result, MidOcean could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority stockholder approval.

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

ITEM 3. LEGAL PROCEEDINGS

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court District of New Jersey against us and certain of our executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs seek to recover damages for investors under the federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. While the initial motion to dismiss was denied, the Company is still in the early stages of this litigation. Therefore, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

Not applicable

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issueR purchases of equity secuRIties

Market Information

The price range per share of common stock presented below represents the highest and lowest closing prices of our common stock on the NASDAQ Global Market for the periods indicated. Our common stock trades under the symbol “FRPT.”

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$20.05	$13.47
Second Quarter	$25.46	$17.72
Third Quarter	$19.88	$9.99
Fourth Quarter	$10.85	$6.10

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$8.36	$5.86
Second Quarter	$10.13	$7.03
Third Quarter	$10.96	$8.26
Fourth Quarter	$10.15	$8.05
Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$11.85	$9.50
Second Quarter	$16.70	$10.90
Third Quarter	$17.65	$14.50
Fourth Quarter	$20.10	$14.90

The number of stockholders of record of our common stock as of March 1, 2018 was 90. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Freshpet, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the period from November 7, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2017. Although our common stock was initially listed at $15.00 per share on the date our common stock was first listed on the NASDAQ, November 7, 2014, the $15.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $19.11 on November 7, 2014 and in the NASDAQ Composite and the Russell 3000 on November 7, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
7-Nov-14	$100.00	$100.00	$100.00
31-Dec-14	$89.27	$102.23	$101.45
31-Dec-15	$44.43	$108.09	$99.96
31-Dec-16	$53.11	$116.20	$110.37
31-Dec-17	$99.16	$149.02	$131.17

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

We derived the consolidated statements of operations data for the fiscal years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are not included in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data	(Dollars in thousands except share and per share data)
Net sales	$156,379	$133,054	$116,186	$86,764	$63,151
Cost of goods sold	83,963	72,683	61,537	44,546	35,958
Gross profit	72,416	60,371	54,649	42,218	27,193
Selling, general and administrative expenses	75,167	62,586	58,297	48,299	39,574
Loss from operations	(2,751)	(2,215)	(3,648)	(6,081)	(12,381)
Other income (expenses), net	(525)	(182)	449	(665)	(538)
Fees on debt guarantee (1)	—	—	—	(25,937)	(5,245)
Interest expense	(910)	(698)	(455)	(4,614)	(3,492)
Loss before income taxes	(4,187)	(3,095)	(3,653)	(37,297)	(21,656)
Income tax expense	75	66	58	42	31
Net loss	$(4,262)	$(3,161)	$(3,711)	$(37,339)	$(21,687)
Preferred stock dividends on Series B and Series C (2)	—	—	—	(11,286)	(8,596)
Additional loss to common stockholders upon conversion of Series C Preferred Stock into common stock (3)	—	—	—	(82,655)	—
Net loss attributable to common stockholders	$(4,262)	$(3,161)	$(3,711)	$(131,280)	$(30,283)
Net loss per share
Basic	$(0.12)	$(0.09)	$(0.11)	$(9.63)	$(2.91)
Diluted	$(0.12)	$(0.09)	$(0.11)	$(9.63)	$(2.91)
Weighted Average shares of common stock outstanding
Basic	34,487,239	33,674,416	33,497,940	13,632,042	10,415,014
Diluted	34,487,239	33,674,416	33,497,940	13,632,042	10,415,014

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Financial Data	(Dollars in thousands)
Freshpet Fridge store locations at period end
Grocery and Online	9,056	7,953	6,887	6,130	5,367
Pet	4,630	4,530	4,294	3,979	3,051
Mass and Club	3,930	3,814	3,555	3,035	2,247
Natural	388	312	279	242	171
Total Freshpet Fridge store locations at period end	18,004	16,609	15,015	13,386	10,836
EBITDA (4)	$9,415	$7,490	$4,376	$(321)	$(6,974)
Adjusted EBITDA (4)	17,565	17,654	11,110	5,515	(192)
Adjusted Gross Profit (4)	78,207	66,027	57,216	44,785	30,555
Adjusted SG&A Expenses (4)	70,764	57,323	53,981	46,469	38,686
Capital Expenditures
Freshpet Kitchens and other plant capital expenditures	3,287	20,817	24,071	2,226	12,987
Freshpet Fridge and other capital expenditures	9,716	9,135	8,082	14,905	11,656
Total cash outflows of capital expenditures	$13,003	$29,952	$32,153	$17,131	$24,643

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data	(Dollars in thousands)
Cash and cash equivalents	$2,184	$3,908	$8,029	$36,259	$2,445
Short-term investments	—	—	3,250	—	—
Working capital (5)	10,265	575	16,246	41,156	3,435
Total assets	133,900	126,451	113,098	112,462	62,617
Total debt	—	7,000	—	—	76,112
Redeemable preferred stock:
Series B	—	—	—	—	30,728
Series C	—	—	—	—	70,463
Total stockholders' equity (deficit)	$116,903	$107,783	$103,950	$103,393	$(131,058)

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

(4)

EBITDA, Adjusted EBITDA, Adjusted Gross Profit and Adjusted SG&A Expenses are not financial measures prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These metrics are explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” where they are reconciled to the closest GAAP measure.

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

Recent Developments

New Revenue Recognition Policy

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company will adopt Topic 606 in the first quarter of 2018 using the full retrospective method approach requiring the company to restate each prior reporting period presented. The adoption is not expected to have a material impact on our financial statements and is limited to classification differences within the statement of operating income from cost of goods to a reduction to net sales.  The net effect will decrease net sales for 2017 by approximately 2.6% lower than under the previous accounting standard.

The impact of the policy on an annual basis is expected to be as follows:

	Year Ended December 31,
	2017	2016	2015	2014
Current Policy under ASC 605
Net Sales	$156,379	$133,054	$116,186	$86,764
Cost of Sales	83,963	72,683	61,537	44,546
Gross Profit	$72,416	$60,371	$54,649	$42,218
Gross Margin	46.3%	45.4%	47.0%	48.7%
Adjusted Gross Margin (1)	50.0%	49.6%	49.2%	51.6%

New Policy under ASC 606
Net Sales	$152,359	$129,707	$113,505	$84,154
Cost of Sales	79,943	69,336	58,856	41,936
Gross Profit	$72,416	$60,371	$54,649	$42,218
Gross Margin	47.5%	46.5%	48.1%	50.2%
Adjusted Gross Margin (1)	51.3%	50.9%	50.4%	53.2%

The impact of the policy on a quarterly basis is expected to be as follows:

	Three Months Ended
	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Current Policy under ASC 605
Net Sales	$40,697	$41,200	$39,969	$34,514	$34,061	$34,536	$33,002	$31,454
Cost of Sales	21,756	21,697	21,799	18,711	18,841	19,185	18,090	16,566
Gross Profit	$18,940	$19,503	$18,170	$15,803	$15,220	$15,351	$14,912	$14,888
Gross Margin	46.5%	47.3%	45.5%	45.8%	44.7%	44.4%	45.2%	47.3%
Adjusted Gross Margin (1)	50.1%	50.9%	49.1%	49.9%	49.9%	49.6%	48.7%	50.2%

New Policy under ASC 606
Net Sales	$39,829	$40,125	$38,728	$33,678	$33,310	$33,768	$32,100	$30,529
Cost of Sales	20,888	20,622	20,559	17,874	18,090	18,417	17,188	15,641
Gross Profit	$18,940	$19,503	$18,170	$15,803	$15,220	$15,351	$14,912	$14,888
Gross Margin	47.6%	48.6%	49.6%	46.9%	45.7%	45.5%	46.5%	48.8%
Adjusted Gross Margin (1)	51.2%	52.2%	50.7%	51.2%	51.1%	50.7%	50.1%	51.8%

(1)

Adjusted Gross Margin is not a financial measure prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These metrics are explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” where they are reconciled to the closest GAAP measure.

Amendment of Debt

During the third quarter of 2017, we amended our Credit Facilities to replace our Term Facility (as defined below) and Capex Commitments (as defined below) of $30.0 million and $10.0 million Revolving Facility with a straight $30.0 million revolver (the “New Revolving Facility”) and the ability to increase the New Revolving Facility by an additional $10.0 million. The New Revolving Facility will mature in September 2020 and borrowings thereunder will bear interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans. The amendment resulted in a reduction in the unused rate of between 25 and 75 basis points and a reduction in the total rate of between 200 and 250 basis points. At closing, we had total borrowings of $5.5 million under the $30.0 million New Revolving Facility, with $24.5 million available. All borrowings were fully repaid by December 31, 2017.

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in over 18,000 retail stores as of December 31, 2017. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Increased penetration of Freshpet Fridge locations in major classes of retail, including grocery (including online), mass, club, pet specialty and natural. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store and proximity to other stores that carry our products.

•	Consumer trends including growing pet ownership, pet humanization and a focus on health and wellness.

We believe that as a result of the above key factors, we will continue to penetrate the pet food marketplace and increase our share of the pet food category.

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, spoils and inbound freight. In 2016, we completed a capital expansion project at our Freshpet Kitchens facility that further increased our production capacity by 130%. Over time, increasing capacity utilization of our new facility will allow us to leverage fixed costs and thereby expand our gross profit margins.

Our gross profit margins are impacted by the cost of ingredients, packaging materials, and labor and overhead. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative (“SG&A”) Expenses

SG&A costs as a percentage of net sales have historically decreased from 81.3% in 2012 to 62.7% in 2013, 55.7% in 2014, 50.2% in 2015 and 47.0% in 2016. Due to our Feed the Growth initiative, which increases our investment in media, our SG&A as a percentage of net sales increased slightly to 48.1% in 2017. We believe that as we begin to realize the benefits of our Feed the Growth initiative, SG&A expenses will once again decrease as a percentage of net sales.

Our SG&A expenses consist of the following:

Outbound freight. Prior to the second quarter of 2016, outbound freight from our Freshpet Kitchens was managed by a national third-party refrigerated and frozen human food manufacturer. During the second quarter of 2016, we transitioned to a new third-party logistics provider. Through our new third-party logistics provider’s infrastructure, we continue to realize cost efficiencies in logistics.

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

Research & development (“R&D”). R&D costs consist of expenses to develop and test new products.  The costs are expensed as incurred.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $175.0 million as of December 31, 2017, which expire between 2025 and 2037. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2017, we had approximately $143.4 million of state NOLs, which expire between 2017 and 2037. At December 31, 2017, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Twelve Months Ended December 31,
	2017		2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$156,379	100%	$133,054	100%	$116,186	100%
Cost of goods sold	83,963	54	72,683	55	61,537	53
Gross profit	72,416	46	60,371	45	54,649	47
Selling, general and administrative expenses	75,167	48	62,586	47	58,297	50
Loss from operations	(2,751)	(2)	(2,215)	(2)	(3,648)	(3)
Other income/(expenses):
Other income/(expenses), net	(525)	(0)	(182)	(0)	$449	0
Interest expense	(910)	(0)	(698)	0	(455)	(0)
Loss before income taxes	(4,186)	(3)	(3,095)	(2)	(3,653)	(3)
Income tax expense	75	0	66	0	58	0
Net Loss	$(4,261)	(3)%	$(3,161)	(2)%	$(3,711)	(3)%

Twelve Months Ended December 31, 2017 Compared To Twelve Months Ended December 31, 2016

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2017			2016
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$126,438	81%	12,986	$104,709	79%	11,767
Pet Specialty and Natural (2)	29,941	19	5,018	28,345	21	4,842
Net Sales	$156,379	100%	18,004	$133,054	100%	16,609

(1)	Stores at December 31, 2017 and December 31, 2016 consisted of 9,056 and 7,953 grocery (including online) and 3,930 and 3,814 mass and club, respectively.
(2)	Stores at December 31, 2017 and December 31, 2016 consisted of 4,630 and 4,530 pet specialty and 388 and 312 natural, respectively.

*Includes net sales from Freshpet Baked of $1.8 million, or 1.2% of total net sales, for the twelve months ended December 31, 2017 and $4.4 million, or 3.3% of total net sales, for the twelve months ended December 31, 2016.

Net sales increased $23.3 million, or 18%, to $156.4 million for the twelve months ended December 31, 2017 as compared to the same period in the prior year. The $23.3 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $21.7 million, and Pet Specialty and Natural of $1.6 million. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations, which grew by 8.4% from 16,609 as of December 31, 2016 to 18,004 as of December 31, 2017.

Gross Profit

Gross profit increased $12.0 million, or 20%, to $72.4 million for the twelve months ended December 31, 2017 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, and production efficiencies, partially offset by increased depreciation due to our Freshpet Kitchens.

Our gross profit margin of 46.3% for the twelve months ended December 31, 2017, was an increase of 90 basis points compared to the same period in the prior year, primarily related to cost savings and margin improvement through scale and plant startup costs in the prior year, partially offset by a decrease due to additional depreciation of our Freshpet Kitchens expansion.

Adjusted Gross Profit was $78.2 million and $66.0 million in the years ended December 31, 2017 and 2016, respectively. Adjusted Gross Profit Margin as a percentage of net sales was 50.0% and 49.6% in the years ended December 31, 2017 and 2016, respectively. Adjusted Gross Profit excludes $5.8 million of depreciation expense in 2017 and $4.0 million of depreciation expense and $1.6 million of non-capitalizable plant start-up costs in 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

SG&A expenses increased $12.6 million, or 20%, to $75.2 million for the twelve months ended December 31, 2017 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $5.5 million, higher depreciation expense of $1.0 million, increased variable cost due to volume of $2.1 million, which includes freight cost and brokerage, and higher incremental operating expenses of $5.2 million, offset by prior year non-recurring costs related to leadership transition expenses of $1.2 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs, which include variable compensation.

As a percentage of net sales, selling, general and administrative expenses increased to 48.1% for the twelve months ended December 31, 2017 from 47.0% for the twelve months ended December 31, 2016. Adjusted SG&A increased as a percentage of net sales to 45.3% in the in the year ended December 31, 2017 as compared to 43.1% of net sales in the year ended December 31, 2016. Adjusted SG&A excludes $4.2 million and $4.0 million for non-cash items related to share-based compensation in the years ended December 31, 2017 and 2016, respectively, $0.1 million of litigation expense in 2017 and $1.3 million of leadership transition costs in 2016. Adjusted SG&A is a Non-GAAP measure. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased $0.5 million from a loss of $2.2 million for the twelve months ended December 31, 2016 to a loss of $2.7 million for the twelve months ended December 31, 2017 as a result of the factors discussed above.

Interest Expense

Interest expense was $0.9 million and $0.7 million for the twelve months ended December 31, 2017 and 2016, respectively, relating primarily to our Credit Facilities (as defined below). Interest expense in the twelve months ended December 31, 2017 includes $0.3 million of accelerated amortization of debt issuance costs related to the amendment of our Credit Facilities (as defined below). See “—Liquidity and Capital Resources.”

Other Income/(Expenses), net

Other income/(expenses), net increased $0.3 million from a loss of $0.2 million for the twelve months ended December 31, 2016 to a loss of $0.5 million for the twelve months ended December 31, 2017, primarily related to $0.2 million from the revaluation of warrants. Expense related to the revaluation of warrants was $0.3 million for the twelve months ended December 31, 2017 compared to expense of less than $0.1 million for the same period in the prior year.

Net Loss

Net loss increased $1.1 million, or 35%, to $4.3 million for the twelve months ended December 31, 2017 as compared to net loss of $3.2 million for the same period in the prior year. Net loss was 2.7% of net sales for the twelve months ended December 31, 2017 as compared to a net loss of 2.4% of net sales for the same period in the prior year.

Twelve Months Ended December 31, 2016 Compared To Twelve Months Ended December 31, 2015

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2016			2015
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$104,709	79%	11,767	$89,132	77%	10,442
Pet Specialty and Natural (2)	28,345	21	4,842	27,054	23	4,573
Net Sales	$133,054	100%	16,609	$116,186	100%	15,015

(1)	Stores at December 31, 2016 and December 31, 2015 consisted of 7,953 and 6,887 grocery (including online) and 3,814 and 3,555 mass and club, respectively.
(2)	Stores at December 31, 2016 and December 31, 2015 consisted of 4,530 and 4,294 pet specialty and 312 and 279 natural, respectively.

*Includes net sales from Freshpet Baked product test of $4.4 million, or 3.3% of total net sales, for the twelve months ended December 31, 2016 and $4.6 million, or 4% of total net sales, for the twelve months ended December 31, 2015.

Net sales increased $16.9 million, or 15%, to $133.1 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year. The $16.9 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $15.6 million and Pet Specialty of $1.3 million. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations, which grew by 10.6% from 15,015 as of December 31, 2015 to 16,609 as of December 31, 2016.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million, or 7%, to $62.6 million for the twelve months ended December 31, 2016 as compared to the same period in the prior year. Key components of the dollar increase include higher broker commissions of $0.4 million, increased non-recurring costs of $0.7 million (which consist of leadership transition costs in the year ended 2016 and secondary fees in the year ended 2015), higher share-based compensation expenses of $0.3 million, higher chiller expenses of $1.2 million (of which $0.7 million relates to increased depreciation on Freshpet Fridges), incremental operating expenses of $3.6 million, lower outbound freight costs of $0.2 million due to optimizations realized with our new logistics provider, lower advertising expenses of $0.9 million, and lower R&D costs of $0.8 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs, which include variable compensation.

As a percentage of net sales, SG&A expenses decreased to 47% for the twelve months ended December 31, 2016 from 50% for the twelve months ended December 31, 2015. Adjusted SG&A decreased as a percentage of net sales to 43% in the year ended December 31, 2016 as compared to 46% of net sales in the year ended December 31, 2015. Adjusted SG&A excludes $4.0 million and $3.7 million for non-cash items related to share-based compensation in the years ended December 31, 2016 and 2015, respectively, $1.3 million of leadership transition costs in 2016 and $0.6 million of secondary fees in 2015. Adjusted SG&A is a Non-GAAP measure. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

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

Selected Quarterly Financial Data

The following quarterly consolidated statement of operations data for the 12 fiscal quarters ended December 31, 2017 has been prepared on a basis consistent with our audited annual consolidated financial statements and includes, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial information contained herein. The following quarterly data should be read together with our consolidated financial statements included elsewhere in this report.

	2017
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	17,031	17,357	17,650	18,004
Net sales	$34,514	$39,969	$41,200	$40,696
Gross profit	15,803	18,170	19,503	18,940
Gross profit margin	45.8%	45.5%	47.3%	46.5%
Net income (loss)	$(2,880)	$(2,652)	$(246)	$1,517

	2016
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	15,429	15,795	16,261	16,609
Net sales	$31,454	$33,002	$34,536	$34,061
Gross profit	14,888	14,912	15,351	15,220
Gross profit margin	47.3%	45.2%	44.4%	44.7%
Net income (loss)	$(1,772)	$(3,243)	$621	$1,233

	2015
	Q1	Q2	Q3	Q4
Freshpet Fridge store locations	14,019	14,354	14,670	15,015
Net sales	$27,055	$28,359	$30,571	$30,201
Gross profit	13,253	13,660	14,047	13,689
Gross profit margin	49.0%	48.2%	45.9%	45.3%
Net loss	$(2,587)	$(2,229)	$(1,675)	$2,780

Non-GAAP Financial Measures

We have presented the following non-GAAP financial measures in this report. These non-GAAP financial measures should be considered only as supplements to GAAP reported measures, should not be considered replacements for, or superior to, GAAP measures and may not be comparable to similarly named measures used by other companies.

•	Adjusted Gross Profit
•	Adjusted Gross Profit as a percentage of net sales
•	Adjusted SG&A
•	Adjusted SG&A as a percentage of net sales
•	EBITDA
•	Adjusted EBITDA

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and plant start-up costs. We define Adjusted SG&A as SG&A expenses before non-cash share-based compensation, leadership transition expenses, fees related to a secondary offering and litigation expense. EBITDA represents net loss plus interest expense (including Fees on debt guarantee, which we believe were at cost of our prior financing agreement akin to interest expense), income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant start-up expense, share-based compensation, warrant fair valuation, launch expenses, fees related to a secondary offering, leadership transition costs and litigation expense.

We believe that each of these non-GAAP financial measures provide additional metrics to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provide a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S GAAP financial measures, such as net sales, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

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

Additionally, Adjusted EBITDA excludes (i) non-cash share-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and non-capitalizable freight costs associated with Freshpet Fridge replacements. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate the non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net Loss	$(4,262)	$(3,161)	$(3,711)	$(37,339)	$(21,687)
Fees on debt guarantee (a)	—	—	—	25,937	5,245
Depreciation and amortization	12,692	9,887	7,574	6,425	5,945
Interest expense	910	698	455	4,614	3,492
Income tax expense	75	66	58	42	31
EBITDA	$9,414	$7,490	$4,376	$(321)	$(6,974)
Loss on disposal of equipment	104	190	94	309	503
Launch expense (b)	3,066	2,813	2,626	3,513	3,305
Plant start-up expenses (c)	—	1,628	—	113	1,996
Non-cash share-based compensation (d)	4,438	4,193	3,924	1,564	978
Warrant fair valuation (e)	335	49	(503)	337	—
Secondary fees (f)	—	—	593	—	—
Leadership transition expenses (g)	63	1,291	—	—	—
Litigation expense (h)	145	—	—	—	—
Adjusted EBITDA	$17,565	$17,654	$11,110	$5,515	$(192)

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

(b)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

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

(d)	Represents non-cash share-based compensation expense.
(e)	Represents the change of fair value for the outstanding common stock warrants. All outstanding warrants were converted to common stock in September 2017.
(f)	Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.
(g)	Represents charges associated within our former Chief Executive Officer’s separation agreement as well as changes in estimates associated with leadership transition costs.
(h)	Represents fees associated with the response to a securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
Gross Profit (as reported)	$72,416	$60,371	$54,649	$42,218	$27,193
Depreciation expense (a)	5,791	4,028	2,566	2,454	1,366
Plant start-up expenses (b)	—	1,628	—	113	1,996
Adjusted Gross Profit	$78,207	$66,027	$57,216	$44,785	$30,555
Adjusted Gross Profit as a % of Net Sales	50.0%	49.6%	49.2%	51.6%	48.4%

(a)	Represents non-cash depreciation expense included in Cost of Goods Sold.
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

The following table provides a reconciliation of Adjusted SG&A to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
SG&A expenses (as reported)	$75,167	$62,586	$58,297	$48,299	$39,574
Non-cash share-based compensation (a)	4,195	3,972	3,723	1,830	888
Secondary fees (b)	—	—	593	—	—
Leadership transition expenses (c)	63	1,291	—	—	—
Litigation expense (d)	145	—	—	—	—
Adjusted SG&A Expenses	$70,764	$57,323	$53,981	$46,469	$38,686
Adjusted SG&A Expenses as a % of Net Sales	45.3%	43.1%	46.5%	53.6%	61.3%
(a)	Represents non-cash share-based compensation expense.
(b)	Represents fees associated with the secondary public offering of our common stock, which was completed on May 5, 2015.
(c)	Represents charges associated within our former Chief Executive Officer’s separation agreement, as well as changes in estimates associated with leadership transition costs.

(d)	Represents fees associated with the response to a securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263.

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

Working Capital consists of current assets net of current liabilities. Working capital increased $9.7 million to $10.3 million at December 31, 2017 compared with $0.6 million at December 31, 2016. The increase was a result of increased accounts receivable inventory, and a decrease in borrowing offset by an increase in accounts payable, accrued expenses, and a decrease in cash.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of December 31, 2017, our capital resources consisted primarily of $2.2 million cash on hand and $30.0 million available under our Credit Facilities. In the third quarter of 2017, we amended our Credit Facilities, to replace our Term Facility and Capex Commitments of $30.0 million and $10.0 million Revolving Facility (the New Revolving Facility) and the ability to increase the New Revolving Facility by an additional $10.0 million. The New Revolving Facility will mature in September 2020.  The amendment resulted in a reduction in the unused rate of between 25 and 75 basis points and a reduction in the total rate of between 200 and 250 basis points. The existing facility, which had $7.5 million outstanding, was repaid with proceeds from the New Revolving Facility and cash on hand.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash at the beginning of period	$3,908	$8,029	$36,259
Net cash provided by operating activities	10,270	12,800	6,738
Net cash used in investing activities	(13,004)	(26,689)	(35,260)
Net cash provided by financing activities	1,010	9,768	292
Cash at the end of period	$2,184	$3,909	$8,029

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for gain/loss on receivables, loss on disposal of equipment, depreciation and amortization, share-based compensation, deferred financing costs and loan discounts and the fair valuation of warrants).

For the twelve months ended December 31, 2017, net cash provided by operating activities was $10.3 million, consisting of net income, adjusted for reconciling non-cash items, of $14.0 million and an increase in operating assets and liabilities of $3.7 million. Net income, adjusted for reconciling non-cash items, excludes $18.3 million of non-cash items primarily relating to $4.4 million of share-based compensation and $12.7 million of depreciation and amortization. The increase in assets of $9.7 million is primarily related to growth in accounts receivable and inventory. The growth in accounts receivable is primarily due to growth in net sales. The increase in inventory is a result of timing of sales in December year-over-year as well as manufacturing of certain new items towards the end of the fourth quarter of 2017 that will reach retailers in January and February of 2018. The increase in liabilities of $6.0 million was due to timing of payments, including $2.1 million related to accrued compensation.

For 2016, net cash provided by operating activities was $12.8 million, primarily consisting of net income adjusted for non-cash items of $11.2 million, which excludes $14.3 million of non-cash items primarily relating to $4.2 million of share-based compensation and $9.9 million of depreciation and amortization, and proceeds from an increase in operating assets and liabilities of $1.6 million. The increase in assets of $1.5 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet fridge. The increase in liabilities of $3.1 million was due to timing of payments and accrued leadership transition costs.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $13.0 million for the twelve months ended December 31, 2017 relates primarily to capital expenditures related to the Freshpet Kitchens of $3.3 million and investments in fridges as well as other miscellaneous capital spend of $9.7 million.

Net cash used in investing activities of $26.7 million for the twelve months ended December 31, 2016 relates primarily to capital expenditures related to the Freshpet Kitchens of $20.8 million (including the Freshpet Kitchens expansion of $17.6 million and recurring capital expenditures of $3.2 million), investments in fridges, as well as other miscellaneous capital spend of $9.1 million, offset by maturities of short-term investments of $3.2 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the twelve months ended December 31, 2017, attributable to proceeds from the exercise of stock options of $8.3 million and the proceeds from borrowing $7.5 million under our Credit Facilities, partially offset by repayments of short-term borrowing of $14.5 million, and debt issuance costs of $0.3 million.

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

The New Revolving Facility matures in September 2020 and borrowings thereunder will bear interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans.

The Company had $7.5 million outstanding under the existing Credit Facilities prior to closing, which was repaid with proceeds from the New Revolving Facility and cash on hand. Upon closing, the Company had $5.5 million outstanding and $24.5 million available under the New Revolving Facility.

In connection with this amendment, the Company accelerated the amortization of $0.3 million of unamortized debt issuance costs related to the existing Loan Agreement. These costs are included in Interest Expense in the twelve months ended December 31, 2017.

The New Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type. During the year ended December 31, 2017, the Company borrowed $7.5 million under our Credit Facilities, partially offset by repayments of short-term borrowings of $14.5 million, and debt issuance costs of $0.3 million. The Company was in compliance with all covenants in the New Loan Agreement and had no outstanding debt as of December 31, 2017. Interest expense and fees totaled $0.5 million, $0.7 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of December 31, 2017 and 2016.

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
Operating lease obligations	$5,920,134	$715,375	$1,477,923	$1,541,771	$2,185,064
Manufacturing processing obligations	1,903,728	251,520	830,953	821,255	—
Utility servicing obligations	7,532,560	—	822,150	872,219	5,838,191
Total	$15,356,422	$966,895	$3,131,026	$3,235,246	$8,023,255

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

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

At December 31, 2017, we had federal NOL carryforwards of approximately $175.0 million, which expire at various dates between 2025 and 2037. We may be subject to the NOL utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change and the federal published interest rate. Although we have not completed a Code Section 382 analysis, if we were to undergo an ownership change it is likely that the utilization of the NOLs will be substantially limited.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2017 and 2016, we determined that a valuation allowance of 100% is deemed appropriate.

Revenue Recognition and Incentives—Revenue from product sales is generally recognized upon shipment or delivery to our customers, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon our historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

Our trade incentive, consisting primarily of customer pricing allowances and merchandising funds and from time-to-time, consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade incentive spending, which is recognized as incurred at the time of sale. Accruals for expected payouts under these programs are included as accrued expense in the consolidated balance sheet. Coupon redemption costs are also recognized as reduction to calculate net sales when the coupons are issued. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

Share-based Compensation—We account for all share-based compensation payments issued to employees, directors and nonemployees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method.

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rate; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected term).

We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients- and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of applying the guidance as of the date of initial application (the cumulative catch-up transition method).

The Company will adopt Topic 606 in the first quarter of 2018 using the full retrospective method approach requiring the company to adopt Topic 606 to each prior reporting period presented. The adoption is not expected to have a material impact on our financial statements and is limited to classification differences within the statement of operating income from cost of goods sold to a reduction to net sales. The net effect will decrease net sales for 2017 by approximately 2.6% lower than under the previous accounting standard. The new accounting standard will not impact Net Income.

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

Segment

We have determined we operate in one segment: the manufacturing, marketing and distribution of pet food and pet treats for dogs and cats.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. The impact of inflation on food, labor and energy costs can significantly affect the profitability of our Company.

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

As an emerging growth company we are not required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering in November 2014, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of December 31, 2017, we borrowed $7.5 million under our Credit Facilities, and all was repaid as of December 31, 2017. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense for every $10.0 million in borrowings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESHPET, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Freshpet, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Freshpet Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Short Hills, New Jersey
March 7, 2018

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,184,259	$3,908,177
Accounts receivable, net of allowance for doubtful accounts	12,721,521	8,886,790
Inventories, net	10,118,394	5,402,735
Prepaid expenses	1,200,834	741,091
Other current assets	732,960	304,560
Total Current Assets	26,957,968	19,243,353
Property, plant and equipment, net	100,598,639	101,493,080
Deposits on equipment	4,370,922	3,620,444
Other assets	1,972,805	2,094,339
Total Assets	$133,900,334	$126,451,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	9,173,169	6,884,155
Accrued expenses	7,519,348	4,531,139
Accrued warrants	—	253,391
Borrowings under Credit Facilities	—	7,000,000
Total Current Liabilities	$16,692,517	$18,668,685
Other liabilities	304,839	—
Total Liabilities	$16,997,356	$18,668,685
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 35,132,548 and 33,961,650 issued and outstanding on December 31, 2017 and December 31, 2016, respectively	35,132	33,961
Additional paid-in capital	312,783,195	299,477,706
Accumulated deficit	(195,991,478)	(191,729,136)
Accumulated other comprehensive income/(loss)	76,129	—
Total Stockholders' Equity	116,902,978	107,782,531
Total Liabilities and Stockholders' Equity	$133,900,334	$126,451,216

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31,
	2017	2016	2015
NET SALES	$156,379,210	$133,053,517	$116,186,372
COST OF GOODS SOLD	83,963,292	72,682,634	61,537,230
GROSS PROFIT	72,415,918	60,370,883	54,649,142
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	75,167,168	62,585,833	58,296,814
LOSS FROM OPERATIONS	(2,751,250)	(2,214,950)	(3,647,672)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	(525,404)	(181,850)	448,943
Interest Expense	(910,492)	(698,119)	(454,567)
	(1,435,896)	(879,969)	(5,624)
LOSS BEFORE INCOME TAXES	(4,187,146)	(3,094,919)	(3,653,296)
INCOME TAX EXPENSE	75,195	65,754	57,516
NET LOSS	(4,262,341)	(3,160,673)	(3,710,812)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,262,341)	$(3,160,673)	$(3,710,812)
OTHER COMPREHENSIVE INCOME:
Change in foreign currency translation	$76,129	$—	$—
TOTAL OTHER COMPREHENSIVE INCOME	$76,129	$—	$—
TOTAL COMPREHENSIVE LOSS	$(4,186,212)	$(3,160,673)	$(3,710,812)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.12)	$(0.09)	$(0.11)
-DILUTED	$(0.12)	$(0.09)	$(0.11)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	34,487,239	33,674,416	33,497,940
-DILUTED	34,487,239	33,674,416	33,497,940

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock - Voting
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BALANCES, DECEMBER 31, 2014	33,468,342	$33,468	$288,216,882	$(184,857,651)	$—	$103,392,699
Exercise of options to purchase common stock	44,432	44	291,705	—	—	291,749
Issuance of restricted stock units	24,166	24	(24)	—	—	—
Share-based compensation expense	—	—	3,976,423	—	—	3,976,423
Net loss	—	—	—	(3,710,812)	—	(3,710,812)
BALANCES, DECEMBER 31, 2015	33,536,940	$33,537	$292,484,986	$(188,568,463)	$—	$103,950,060
Exercise of options to purchase common stock	424,710	425	2,767,570	—	—	2,767,995
Share-based compensation expense	—	—	4,225,149	—	—	4,225,149
Net loss	—	—	—	(3,160,673)	—	(3,160,673)
BALANCES, DECEMBER 31, 2016	33,961,650	$33,961	$299,477,706	$(191,729,136)	$—	$107,782,531
Exercise of options to purchase common stock	1,073,788	1,074	8,279,386	—	—	8,280,460
Issuance of restricted stock units	59,183	59	(59)	—	—	—
Conversion of warrants to common stock	37,927	38	587,981	—	—	588,019
Share-based compensation expense	—	—	4,438,181	—	—	4,438,181
Net loss	—	—	—	(4,262,341)	—	(4,262,341)
Foreign Currency Translation	—	—	—	—	76,129	76,129
BALANCES, DECEMBER 31, 2017	35,132,548	$35,132	$312,783,195	$(195,991,478)	$76,129	$116,902,978

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,262,341)	$(3,160,673)	$(3,710,812)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	17,348	(5,164)	11,985
Loss on disposal of equipment and deposits on equipment	103,716	189,531	93,599
Share-based compensation	4,438,181	4,193,490	3,923,857
Fair value adjustment for outstanding warrants	334,628	49,077	(502,626)
Change in reserve for inventory obsolescence	291,898	(117,944)	(105,022)
Depreciation and amortization	12,692,355	9,887,168	7,573,535
Amortization of deferred financing costs and loan discount	426,534	150,272	144,823
Changes in operating assets and liabilities
Accounts receivable	(3,852,079)	(1,850,907)	(1,682,304)
Inventories	(5,007,557)	1,568,656	565,726
Prepaid expenses and other current assets	(797,427)	(816,020)	1,061,748
Other assets	(90,135)	(398,059)	(198,902)
Accounts payable	2,682,094	853,854	192,583
Accrued expenses	2,988,209	2,256,582	(629,373)
Other liabilities	304,839	—	—
Net cash flows provided by operating activities	10,270,263	12,799,863	6,738,817
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	—	(7,499,205)
Proceeds from maturities of short-term investments	—	3,250,000	4,249,205
Acquisitions of property, plant and equipment, software and deposits on equipment	(13,003,756)	(29,952,536)	(27,015,112)
Acquisitions of land and building	—	—	(5,026,250)
Proceeds from sale of equipment	—	13,442	30,957
Net cash flows used in investing activities	(13,003,756)	(26,689,094)	(35,260,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(270,885)	—	—
Exercise of options to purchase common stock	8,280,460	2,767,995	291,749
Proceeds from borrowings under Credit Facilities	7,500,000	10,000,000	—
Repayment of borrowings under Credit Facilities	(14,500,000)	(3,000,000)	—
Net cash flows provided by financing activities	1,009,575	9,767,995	291,749
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,723,918)	(4,121,236)	(28,229,839)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,908,177	8,029,413	36,259,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,184,259	$3,908,177	$8,029,413
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$58,885	$76,945	$56,353
Interest paid	$519,280	$445,277	$332,244
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$1,006,178	$1,404,550	$2,036,114
Conversion of warrants to common stock	$588,019	$—	$—

See accompanying notes to the consolidated financial statements.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh, refrigerated meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets into major retail classes including Grocery and Mass (which includes club), and Online, as well as Pet Specialty, and Natural retail.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Principles of Consolidation – The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2017, and 2016, the Company determined that a valuation allowance of 100% is appropriate.

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

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $22,127,170, $15,374,392, and $16,302,237, in 2017, 2016, and 2015, respectively.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $12,892,928, $11,202,392, and $11,407,908 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

As of December 31, 2017, the Company only maintained Level 1 assets and liabilities.

Note 2 – Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In connection with this ASU, the FASB also issued ASU No. 2016-10 regarding identification of performance obligations and licensing considerations, ASU No. 2016-12 regarding narrow scope improvements and practical expedients- and ASU No. 2016-08 which clarifies the implementation of guidance on principal versus agent considerations. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted only for fiscal years beginning after December 15, 2016. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of applying the guidance as of the date of initial application (the cumulative catch-up transition method).

The Company will adopt Topic 606 in the first quarter of 2018 using the full retrospective method approach requiring the company to adopt Topic 606 to each prior reporting period presented. The adoption is not expected to have a material impact on our financial statements and is limited to classification differences within the statement of operating income from cost of goods sold to a reduction to net sales. The net effect will decrease net sales for 2017 by approximately 2.6% lower than under the previous accounting standard. The new accounting standard will not impact Net Income.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Inventories:

Inventories are summarized as follows:

	December 31,
	2017	2016
Raw Materials and Work in Process	$2,471,498	$1,568,789
Packaging Components Material	804,616	908,771
Finished Goods	7,105,425	3,219,634
	10,381,539	5,697,194
Reserve for Obsolete Inventory	(263,145)	(294,459)
	$10,118,394	$5,402,735

Note 4 – Property, Plant and Equipment:

	December 31,
	2017	2016
Refrigeration Equipment	$70,489,454	$62,603,188
Machinery and Equipment	47,558,838	45,953,884
Building, Land, and Improvements	25,543,568	25,114,611
Furniture and Office Equipment	4,404,735	3,941,995
Automotive Equipment	319,496	317,615
Leasehold Improvements	375,661	297,681
Construction in Progress	3,763,894	2,841,035
	152,455,646	141,070,009
Less: Accumulated Depreciation and Amortization	(51,857,007)	(39,576,929)
	$100,598,639	$101,493,080

Depreciation and amortization expense related to property, plant and equipment totaled approximately $12,441,468, $9,708,062 and $7,433,876 for the years ended December 31, 2017, 2016 and 2015, respectively; of which $5,791,459, $4,028,022 and $2,566,013 was recorded in cost of goods sold for 2017, 2016 and 2015, respectively; with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

Due to our continued growth, the Company has completed a capital expansion project at its Freshpet Kitchens manufacturing facility to expand the plant capacity and increase distribution. Since 2015, the Company invested approximately $35.5 million in capital expenditures related to this project, with $0.3 million recorded during 2017 and $17.6 million recorded during each of 2016 and 2015. New equipment related to the capital expansion project went into service in 2016, which resulted in incremental depreciation expense of approximately $1.6 million in the year ended December 31, 2016.

Note 5 – Income Taxes:

A summary of income taxes as follows:

	December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	75,195	65,754	57,516
	$75,195	$65,754	$57,516

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	34.00%	34.00%	34.00%
Impact of 2017 Tax Act	445.05	—	—
State taxes, net of federal	(0.42)	1.95	0.95
Permanent items	(5.94)	(3.19)	(1.33)
Other	(0.17)	0.54	(0.09)
Valuation allowance	(474.34)	(35.43)	(35.11)
Effective tax rate	(1.83)%	(2.13)%	(1.58)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2017 and 2016.

	December 31,
	2017	2016
Net operating loss	42,484,665	59,491,094
Stock option expense	235,994	3,155,006
Property and equipment	(8,635,268)	(10,400,982)
Other	680,480	981,050
Less: Valuation allowance	(34,765,871)	(53,226,168)
Net deferred tax	—	—

At December 31, 2017, the Company had federal net operating loss (“NOL”) carryforwards of $174,951,283, which expire between 2025 and 2037. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.  At December 31, 2017, the Company had $143,444,509 of State NOLs which expire between 2017 and 2037, and had $1,657,143 of foreign NOLs which do not expire.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2017, there were, no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2017.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets and liabilities are summarized as follows:

	December 31,
	2017	2016
Total deferred tax assets	$43,401,139	$63,627,150
Total deferred tax liabilities	(8,635,268)	(10,400,982)
Valuation allowance	(34,765,871)	(53,226,168)
Net deferred income tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, which will result in a reduction of approximately $18.9 million for the deferred tax assets related to net operating losses and other assets, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act had no impact on tax expense primarily due to us maintaining a full valuation allowance against our net deferred tax assets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. We did not identify items with the exception of Internal Revenue Code Section 162(m) noted below for which the income tax effects of the 2017 Tax Act have not been completed and could not be reasonably estimated as of December 31, 2017, and as such, our financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete.

The Company is in the process of considering the impact of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m) however to the extent an adjustment to the deferred tax asset is required the impact will be offset by a corresponding adjustment to the valuation allowance.

Note 6 – Accrued Expenses:

	December 31,
	2017	2016
Accrued Compensation	$3,877,133	$1,895,443
Accrued Chiller Cost	1,371,940	1,010,018
Accrued Marketing	795,407	282,784
Accrued Freight	354,959	359,009
Accrued Utility	198,000	124,000
Accrued VAT	172,711	—
Accrued Leadership Transition Expenses (1)	—	428,150
Other Accrued Expenses	749,198	431,735
	$7,519,348	$4,531,139

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remained unchanged, and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million.

On September 21, 2017, the Company amended the Loan Agreement (the “New Loan Agreement”) which modified the $10.0 million Revolving Facility to $30.0 million (the “New Revolving Facility”) and extinguished the $30.0 million Capex Commitments. The New Loan Agreement has a term of three years and the ability to increase the New Revolving Facility by $10.0 million, with borrowings bearing interest at variable rates.

The Company had $7.5 million outstanding under the existing Credit Facilities prior to closing, which was repaid with proceeds from the New Revolving Facility and cash on hand. Upon closing, the Company had $5.5 million outstanding and $24.5 million available under the New Revolving Facility. In connection with this amendment, the Company accelerated the amortization of $0.3 million of unamortized debt issuance costs related to the existing Loan Agreement. These costs are included in Interest Expense in the twelve months ended December 31, 2017.

The New Revolving Facility matures in September 2020 and borrowings thereunder will bear interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans.

The New Loan Agreement provides for the maintenance of various covenants, including financial covenants, and includes events of default that are customary for facilities of this type.

During the year ended December 31, 2017, the Company borrowed $7.5 million under our Credit Facilities, partially offset by repayments of short-term borrowing of $14.5 million, and debt issuance costs of $0.3 million. The Company was in compliance with all the covenants in the New Loan Agreement and had no outstanding debt as of December 31, 2017. Interest expense and fees totaled $0.9 million, $0.7 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of December 31, 2017 and 2016.

Note 8 – Commitments and Contingencies:

Commitments – The Company leases office space under non-cancelable operating leases that expire at various dates through June 30, 2024. As of December 31, 2017, future minimum rentals due under these leases for the next five years were as follows:

December 31, 2017
2018	$966,895
2019	1,531,129
2020	1,599,897
2021	1,637,059
2022	1,598,186
2023 and thereafter	8,023,255
$15,356,422

Rent expense related to these non-cancelable operating leases was $480,349, $473,853, and $393,718 for the years ended December 31, 2017, 2016, and 2015, respectively.

Certain of the Company’s executives are covered by employment contracts requiring the Company to pay severance in the event of certain terminations.

Note 9 – Warrant:

In connection with a loan transaction with a bank prior to 2011, and in consideration thereof, the Company issued to a bank a warrant to purchase up to an aggregate of 61,117 shares of voting common stock of the Company at a purchase price of $6.28 per share. The warrant was recorded as a liability with adjustments to fair value recorded in the statement of operations.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrant was exercised upon surrender to the Company, on a net basis, such that, without the exchange of any funds, such holder purchased that number of shares otherwise issuable upon exercise of its warrant less that number of shares having a current market price at the time of exercise equal to the aggregate exercise price that would otherwise have been paid by such holder upon the exercise of the warrant.

The outstanding warrants were converted to common stock in September 2017. Upon conversion, the fair value of the warrant of $588,019 was recorded to additional paid in capital and common stock. During the year ended December 31, 2017, prior to conversion, the Company recorded expense of $334,628 in the statement of operations.

Note 10 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the years ended December 31, 2017, 2016, and 2015 was approximately $4,438,181, $4,225,149, and $3,976,423, respectively. Cost of goods sold the year ended December 31, 2017, 2016, and 2015 included share-based compensation of approximately $243,063, $221,559, and $201,086, respectively. Selling, general, and administrative expense for the year ended December 31, 2017, 2016, and 2015 included share-based compensation of approximately $4,195,118, $3,971,930, and $3,722,770, respectively. Capital expenditures recorded during the years ended December 31, 2016 and 2015 for the Freshpet Kitchens expansion project included share-based compensation of approximately $31,660 and $52,566 respectively.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At December 31, 2017, there were zero shares available for grant as the plan is frozen.

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

In December 2016, the Company modified 419,366 of its performance-based awards to time-based awards that vest over two years. At the time of the December 2016 modification the performance-based awards’ vesting criteria was not considered probable. All modified awards were fair valued on the modification date. As of December 31, 2016, the vesting of any remaining performance-based awards which were not modified in December 2016 is not considered probable of vesting and accordingly the Company has not recognized the related compensation expense.

The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other share-based and cash-based awards. As of December 31, 2017, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

At December 31, 2017, there were 2,173,343 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During the year ended December 31, 2016, 500,000 service period stock options and 500,000 performance-based stock options were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules. Under the terms of the agreement, the grant is governed as if issued under the

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Omnibus Plan. As of December 31, 2016, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2017 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,788,285	$8.61
Granted	340,618	11.00
Exercised	(1,073,788)	7.71
Forfeited	(17,073)	10.15
Expired	(7,776)	9.01
Outstanding at December 31, 2017	2,030,266	$9.47	6.6	$19,323,665
Exercisable at December 31, 2017	677,849	$9.87	5.8	$6,242,098

All of the options exercisable at December 31, 2017 were in-the-money, which account for the entire aggregate intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 were $8,081,050, $1,467,076, and $531,962, respectively.

A summary of the nonvested service period stock options as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2016	1,346,503	$5.04
Granted	340,618	5.61
Vested	(317,631)	5.28
Forfeited	(17,073)	5.30
Nonvested as of December 31, 2017	1,352,417	$5.12

As of December 31, 2017, there was $4,874,172 of total unrecognized compensation costs related to non-vested service period options, of which $2,791,187 will be incurred in 2018, $1,471,586 will be incurred in 2019, and the remaining $611,400 will be incurred in 2020.

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual or cumulative revenue goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2017 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,357,561	$10.24
Granted	253,240	13.62
Forfeited	(456,408)	11.46
Outstanding at December 31, 2017	1,154,393	$10.50	8.4	$9,755,757
Exercisable at December 31, 2017	39,253	$9.05	8.4	$388,618

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the nonvested performance-based options as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2016	1,357,561	$7.47
Granted	253,240	6.66
Vested	(39,253)	4.52
Forfeited	(456,408)	7.72
Nonvested as of December 31, 2017	1,115,140	$7.28

In the years ended December 31, 2016 and 2015, the achievement of certain vesting criteria related to some of the Company’s performance-based awards under the 2010 and 2014 plans was considered no longer probable. The Company reversed $56,815 and $2,573,484 in the years ended December 31, 2016 and 2015.

As of December 31, 2017, unrecognized compensation costs related to the 477,624 performance-based awards for which the achievement of the vesting criteria is considered probable as of December 31, 2017 have performance target dates ranging from December 31, 2017 through December 31, 2020. There was approximately $1,848,245 of total unrecognized compensation costs related to non-vested performance-based options for which the achievement of the vesting criteria is considered probable as of December 31, 2018, of which $738,267 will be incurred in 2018, $554,343 will be incurred in 2019, and the remaining $555,635 will be incurred in 2020.

Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2016.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2016	97,515	$9.05
Granted	130,321	11.54
Issued Upon Vesting	(59,183)	9.05
Forfeited	(3,413)	9.99
Outstanding at December 31, 2017	165,240	$10.99

As of December 31, 2017, there was approximately $1,200,973 of total unrecognized compensation costs related to restricted stock units, of which $625,775 will be incurred in 2018, $426,707 will be incurred in 2019, and $148,490 will be incurred in 2020.

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during the years ended December 31, 2017, 2016, and 2015 were $6.06, $5.09 and $7.66 per share, respectively.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2017	2016	2015
Weighted average exercise price of options granted	$12.12	$9.71	$17.00
Expected volatility	45.6% - 50.1%	52.6% - 53.2%	45.6%
Average expected terms in years	6.5 - 6.6	5.3 - 7.2	5.4 - 6.4
Risk-free interest rate	1.92% - 1.93%	1.26% - 1.36%	1.60%
Expected dividend yield	0.0%	0.0%	0.0%

Note 11 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common share outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2017, 2016 and 2014.

In the years ended December 31, 2017, 2016, and 2015, there were no reconciling items between Net Loss/Income and Net Loss attributable to common stockholders.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
Service Period Stock Options	2,559,532	2,299,468	1,991,209
Restricted Stock Units	148,150	65,439	—
Performance	39,253	—	—
Warrants	—	61,117	61,117
Total	2,746,935	2,426,024	2,052,326

Note 12 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $594,627 in 2017, $497,731 in 2016, and $380,357 in 2015.

Note 13 – Related Party Transactions:

Payments made to a privately held entity, who is a stockholder of the Company, for the purchase of raw materials totaled approximately $9,069,618 in 2017, $6,565,384 in 2016, and $6,068,038 in 2015. The Company believes that all payments made to the shareholder are at market value and thus at arms-length.

Note 14 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers—In 2017, 2016, and 2015, net sales to one of our distributors which sells directly to three of our customers, accounted for 18%, 23%, and 22% of our net sales, respectively. In both 2017 and 2016, no customers accounted for 10% of our net sales, while for the same period in 2015, one customer accounted for more than 10% of our net sales.

Major Suppliers—The Company purchased approximately 24% of its raw materials from one vendor during 2017, approximately 23% of its raw materials from one vendor during 2016, and approximately 34% of its raw materials from two vendors during 2015.

Of the finished goods product volume not manufactured by us, the Company also purchased approximately 88% of its finished goods from three vendors in 2017, approximately 89% from four vendors in 2016, and approximately 90% from three vendors in 2015.

The Company purchased approximately 91% of its packaging material from three vendors during 2017, 84% of its packaging material from three vendors during 2016, and approximately 64% of its packaging material from three vendors during 2015.

Net Sales by Class of Retail—The following table sets forth net sales by class of retail.

	Twelve Months Ended December 31,
	2017	2016	2015
Grocery (including Online), Mass and Club	$126,437,742	$104,708,513	$89,131,925
Pet Specialty and Natural	29,941,468	28,345,003	27,054,447
Net Sales	$156,379,210	$133,053,517	$116,186,372

Note 15 – Unaudited Quarterly Results:

Unaudited quarterly results for the years ended December 31, 2017, 2016, and 2015 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Net sales	34,513,935	39,968,983	41,199,780	40,696,512
Income/(loss) from operations	(2,740,471)	(1,827,121)	199,024	1,617,318
Net Income/(loss)	(2,879,525)	(2,652,162)	(245,548)	1,514,895
Net Income/(loss) attributable to common stockholders	(2,879,525)	(2,652,162)	(245,548)	1,514,895
Basic earnings/(loss) per common share	(0.09)	(0.08)	(0.01)	0.04
Diluted earnings/(loss) per common share	(0.09)	(0.08)	(0.01)	0.04
2016:
Net sales	31,453,700	33,002,209	34,536,151	34,061,456
Income/(loss) from operations	(1,599,195)	(2,974,942)	808,196	1,550,989
Net Income/(loss)	(1,771,802)	(3,243,002)	620,730	1,233,400
Net Income/(loss) attributable to common stockholders	(1,771,802)	(3,243,002)	620,730	1,233,400
Basic earnings/(loss) per common share	(0.05)	(0.10)	0.02	0.04
Diluted earnings/(loss) per common share	(0.05)	(0.10)	0.02	0.04
2015:
Net sales	27,054,674	28,359,404	30,570,506	30,201,788
Income/(loss) from operations (1)	(2,424,578)	(2,078,083)	(2,013,698)	2,868,688
Net Income/(loss) (1)	(2,587,074)	(2,228,650)	(1,675,350)	2,780,262
Net Income/(loss) attributable to common stockholders (1)	(2,587,074)	(2,228,650)	(1,675,350)	2,780,262
Basic earnings/(loss) per common share	(0.08)	(0.07)	(0.05)	0.08
Diluted earnings/(loss) per common share	(0.08)	(0.07)	(0.05)	0.08
(1)	Fourth quarter 2015 results include the reversal of $2.6 million of share-based compensation expense related to performance-based awards. See Note 10.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Financial Statements – See Index to the Consolidated Financial Statements appearing on page 46.
(2)	Financial Statement Schedules – None.
(3)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
4.1

Warrant Agreement, dated as of October 5, 2007, between the Company and City National Bank, a national banking association (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.1

Amended and Restated Credit Agreement, dated as of April 12, 2013, among the Company, the several banks and other lenders from time to time parties to thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.4

Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2013, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank, FSB, as administrative agent for the lenders (incorporated by reference to the Company’s Registration Statement on Form S-1filed on September 12, 2014)

10.5

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 28, 2014, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank N.A. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1filed on October 2, 2014)

10.6

Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 23, 2014, among the Company, the several banks and other lenders from time to time parties thereto and OneWest Bank N.A. (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on October 27, 2014)

10.7

Third Amended and Restated Loan and Security Agreement by and among Freshpet, Inc. as Borrower, the lenders that are signatories hereto as the Lenders, and City National Bank, together with its successors and assigns as the Arranger and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017)

10.8	Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 12, 2014)
10.9	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.10	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.11

Form of Restricted Stock Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.12

Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

Exhibit No.	Description
10.13

Form of Incentive Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.14

Form of Nonqualified Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.15

Form of Stock Appreciation Rights Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.16	Form of Freshpet, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.17	Form of Employment Agreement between Richard Thompson and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.18	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.19	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.20

Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.21	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.22

Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of April 15, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)

10.23

Amendment No. 1 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of October 9, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)

10.24

Amendment No. 2 to the Amended and Restated Fee and Reimbursement Agreement among Freshpet, Inc. and the other parties thereto dated as of April 7, 2014 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 12, 2014)

10.25

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

10.27

Amendment to the Distribution Agreement between Tyson Foods, Inc. and Freshpet, Inc. dated as of August 8, 2014 (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.28	Form of Selldown Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.29	Separation and Consulting Agreement, dated as of March 9, 2016, by and between Freshpet, Inc. and Richard Thompson (incorporated by reference to the Company’s Form 8-K filed on March 9, 2016)

Exhibit No.	Description
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
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2018.

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