Form 10-K/A
period 2017-12-31
Freshpet, Inc.
filed 2018-04-30
CIK 1611647

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017 was $439 million.

The number of shares of Registrant’s Common Stock outstanding as of April 20, 2018 was 35,194,547.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2017 (the “Original Filing”, the “2017 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2017 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2017 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2017 10-K and the exhibit index set forth in Part IV of the 2017 10-K and includes certain exhibits as noted thereon. The cover page of the 2017 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2017 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2017 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2017 10-K. Accordingly, this Amendment should be read in conjunction with our 2017 10-K and with our filings with the SEC subsequent to the filing of our 2017 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2017 10-K.

Table of Contents

Freshpet, Inc.

Amendment No. 1 on Form 10-K/A

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 20, 2018), position and a description of the business experience of each of our executive officers and each of our post-IPO directors:

Name	Age	Position(s)
Charles A. Norris	71	Chairman of the Board and Director
William B. Cyr	55	Director and Chief Executive Officer
J. David Basto	45	Director
Daryl G. Brewster	61	Director
Lawrence S. Coben	59	Director
Walter N. George III	61	Director
Christopher B. Harned	55	Director
Robert C. King	59	Director
Jonathan S. Marlow	38	Director
Craig D. Steeneck	60	Director
Scott Morris	49	President and Chief Operating Officer
Richard Kassar	71	Chief Financial Officer
Stephen Weise	58	Executive Vice President of Manufacturing and Supply Chain
Stephen Macchiaverna	60	Senior Vice President, Controller and Secretary

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors and Chairman of the Board since October 2006. Mr. Norris serves as a member of the board of directors of Primo Water and previously served as the Chairman of Glacier Water Services Inc. from 2001 to 2016. He is also a member of the board of directors of Advanced Engineering Management, a position he has held since 2004, and was Chairman of the Board of Day Runner from September 2001 to November 2003, when it was sold. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained with Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestle in both Switzerland and the United States. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

Director and Chief Executive Officer—William B. Cyr has been a member of our Board of Directors and our Chief Executive Officer since September 2016. Before assuming his role at Freshpet, Mr. Cyr, served as President and Chief Executive Officer of Sunny Delight Beverages Co. (“SDBC”) from August 2004 to February 2016. Prior to joining SDBC, Mr. Cyr spent 19 years at Procter & Gamble, where he ultimately served as the Vice President and General Manager of the North American Juice Business and Global Nutritional Beverages. During his time as President and Chief Executive Officer of SDBC, Mr. Cyr served as a Board and Executive Committee Member of the Grocery Manufacturers Association, a position he held since 2002. Additionally, he was a member of the Board of Directors of American Beverage Association from 2007 until 2016 and on the Executive Committee from 2012 to 2016. Mr. Cyr holds an A.B. from Princeton University. Mr. Cyr provides the Board of Directors with knowledge of the daily affairs of the Company, expertise in the consumer products industry and extensive experience in corporate leadership.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Managing Director of The Carlyle Group which he joined in 2015.  Prior to joining The Carlyle Group, Mr. Basto was Founding Partner of Broad Sky Partners, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean Partners from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean Partner’s consumer sector investing team. Prior to MidOcean Partners, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto currently serves on the board of directors of Artic Glacier, Inc. Mr. Basto provides the Board of Directors with expertise in analyzing financial issues and insights into the consumer sector.

Director—Daryl G. Brewster has been a member of our Board of Directors since January 2011. Since 2013, Mr. Brewster has served as the Chief Executive Officer of CECP, a coalition of chief executive officers from over 200 large cap companies focused on advancing society through business and connecting chief executive officers and major investors. Since 2008, Mr. Brewster has also been the founder and chief executive officer of Brookside Management, LLC, a boutique consulting firm that provides C-level consulting and support to consumer companies and service providers to the industry. Between 2009 and 2013, Mr. Brewster was a Management Advisor to MidOcean Partners. Prior to that, Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK; Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the board of MP Holdco LLC and the boards of several middle-market growth companies, and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board of Directors with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

Director—Lawrence S. Coben, Ph.D. has served as Chairman of the Board of NRG since February 2017 and has been a director of NRG since December 2003. He was Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC until December 2017. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company, from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Dr. Coben was an independent consultant. From 1994 to 1996, Dr. Coben was Chief Executive Officer of Bolivian Power Company. Dr. Coben serves on the board of Freshpet, Inc. and served on the advisory board of Morgan Stanley Infrastructure II, L.P. from September 2014 through December 2016. Dr. Coben is also Executive Director of the Sustainable Preservation Initiative and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology. Dr. Coben provides the Board of Directors with significant managerial, strategic, and financial expertise, particularly as it relates to company financings, transactions and development initiatives.

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

Director—Christopher B. Harned has been a member of our Board of Directors since 2006. Mr. Harned also served as our Vice Chairman from October 2006 to December 2010. Mr. Harned has been a partner of Arbor Investments, a private equity firm focused on the consumer products sector, since September 2016. Mr. Harned was a Managing Director in the Investment Banking Group of Nomura Securities International Inc. from September 2014 through July 2016. Prior to joining Nomura, Mr. Harned was a Managing Director with Robert W. Baird & Co., Inc. from November 2011 through September 2014. Prior to joining Baird, Mr. Harned served as a Partner with The Cypress Group LLC from 2001 through November 2011, where he directed the firm’s investment strategy in the consumer products sector and led the investment in The Meow Mix Company. Prior to joining The Cypress Group, Mr. Harned was a Managing Director and Global Head of Consumer Products M&A at Lehman Brothers, where he worked for over 16 years, from September 1985 to November 2001. Mr. Harned currently serves on the board of directors of Quad/Graphics, Inc., a global printer and media channel integrator, and served on the board of directors of bswift, LLC, a human resources and employee benefits software-as-a-service business until 2015. Mr. Harned provides the Board of Directors with expertise in the consumer products sector, the capital markets, public company experience and audit and finance committee experience.

Director—Robert C. King has been a member of our Board of Directors since November 2014. Mr. King served as the Chief Executive Officer of Cytosport, Inc., a sports nutrition company and maker of Muscle Milk, from July 2013 to August 2014. Prior to joining Cytosport, Mr. King was an advisor to TSG Consumer Partners, a mid-market private equity firm specializing in consumer-packaged goods companies, from March 2011 to July 2013. Mr. King spent 21 years in the North America Pepsi system, from 1989 to 2010, including serving as Executive Vice President and President of North America for Pepsi Bottling Group from 2008 to his retirement in 2010, President of North America for Pepsi Bottling Group from 2006 to 2008, President of Field Bottling from 2005 to 2006 and Senior Vice President and General Manager for the Mid-Atlantic Business Unit from 2002 to 2005. Before joining the North America Pepsi system, Mr. King worked in various sales and marketing positions with E&J Gallo Winery from 1984 to 1989, most recently as Western Region Sales Manager, and with Procter & Gamble from 1980 to 1984, most recently as Unit Manager. Mr. King has served as non-executive chairman of the board of Gehl Foods, a Wind Point Partners firm, since 2015 and previously served as a board member and advisor to Cytosport, Island Oasis Frozen Cocktail Co., Inc. and Neurobrands, LLC, a producer of premium functional beverages. Mr. King currently serves on the board of directors of Arctic Glacier and One Madison Corp. Mr. King also serves as the board of EXAL corporation a leading specialty can manufacture. Mr. King provides the Board of Directors with corporate leadership, public company experience, operations expertise and more than 30 years of consumer-packaged goods experience.

Director—Jonathan S. Marlow has been a member of our Board of Directors since December 2010. Mr. Marlow is a Managing Director at MidOcean Partners, and has been with the firm since 2009, where he has focused on investments within the consumer sector. Prior to MidOcean Partners, Mr. Marlow worked for Investcorp International Inc. in the private equity group from 2006 through 2008. Previously, Mr. Marlow held positions at J.F. Lehman & Company and Bear, Stearns & Co. Inc. Mr. Marlow currently serves on the board of directors of Agilex Fragrances and Image Skincare. Mr. Marlow provides the Board of Directors with expertise in investment strategies and insight into the consumer sector.

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck has served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc. since July 2007, where he oversees the company’s financial operations, treasury, tax, investor relations and corporate development and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide Corporation), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant Timeshare Resort Group (now Wyndham Worldwide Corporation). From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck serves as a board member and Chairman of the Audit Committee of Hostess Brands, Inc.  since November 2016. Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer-packaged goods industry as well as accounting and financial expertise.

President, Chief Operating Officer & Co-Founder—Scott Morris is a co-founder of Freshpet and has served as our Chief Operating Officer since July 2015 and President since March 2016. Mr. Morris served as our Chief Marketing Officer from January 2014 to July 2015 and Senior Vice President of Sales and Marketing from 2010 to 2013. Mr. Morris is involved in all aspects of Company development and day-to-day operations. Prior to joining Freshpet, Mr. Morris was Vice President of Marketing at The Meow Mix Company from 2002 to 2006. Previously, Mr. Morris worked at Ralston Purina from 1990 to 2002, holding various leadership positions in Sales and Marketing, most recently Pet Food Group Director. Mr. Morris founded The Freshpet Foundation, a 501(c)(3) non-profit charitable organization. He has over 20 years’ experience in consumer packaged goods management, sales and marketing.

Chief Financial Officer—Richard Kassar has served as Chief Financial Officer since January 2011. He previously served as our Chief Executive Officer from July 2006 to January 2011 and as President from January 2011 to June 2014. Mr. Kassar has acted as our principal financial and accounting officer since 2006. Prior to joining Freshpet, he was Senior Vice President and Chief Financial Officer of The Meow Mix Company until its sale to Del Monte Foods in 2006. From 1999 to 2001, he served as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to 1999, Mr. Kassar was employed by Chock Full O’ Nuts in various positions and most recently served as Senior Vice President, Chief Operating Officer and Corporate Controller. Mr. Kassar has been a director of World Fuel Services Corporation since 2002. Mr. Kassar has over 30 years’ experience in the consumer brands industry.

EVP Manufacturing and Supply Chain—Stephen Weise joined Freshpet in July of 2015 as the EVP of Manufacturing and Supply Chain.  Mr. Weise has over 25 years of experience in the manufacturing and distribution of consumer products. Prior to joining Freshpet, from June 2013 to July 2015 Mr. Weise was an Account Manager at TBM Consulting, a consulting firm that specialized in operational excellence and lean manufacturing. From 2003 to February 2013, Mr. Weise held the role of COO at the Arthur Wells Group, a 3PL specializing in consumer products and temperature-controlled distribution.  Prior to that, from 2002 to 2003, he served as the SVP of Operations for the B. Manischewitz Company, a specialty food manufacturer.  From 2000 to 2002, he served as Chief Operating Officer at the Eight in One Pet Products Company, from 1995 to 2000 as VP of Manufacturing at Chock Full O’ Nuts, and from 1986 to 1995 in various positions at Kraft Foods.

SVP, Controller & Secretary—Stephen Macchiaverna has served as Senior Vice President, Controller and Secretary since October 2006. Prior to joining Freshpet, Mr. Macchiaverna was the Controller for The Meow Mix Company from its inception in 2002 through its sale and transition to Del Monte Foods in 2006. From 1999 to 2001, he was the Vice President of Finance and Treasurer of Virgin Drinks USA, Inc. Mr. Macchiaverna began his consumer-packaged goods career with First Brands Corporation, where he worked from 1986 to 1999, most recently as Divisional Controller for all domestic subsidiaries. He has over 30 years’ experience in consumer-packaged goods financial management.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Structure

In accordance with our Certificate of Incorporation and Bylaws, our Board of Directors consists of 10 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Cyr is independent consistent with the Nasdaq rules. Mr. Harned, Mr. Brewster and Mr. King are the Class I directors and their terms will expire in 2018. Mr. Basto, Mr. George, Mr. Steeneck and Mr. Coben are the Class II directors and their terms will expire in 2019. Mr. Norris, Mr. Marlow and Mr. Cyr are the Class III directors and their terms will expire in 2020. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Mr. Marlow serves as a managing director of MidOcean Partners. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions—Stockholders Agreement.”

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

Our Board of Directors adopted a written charter for the Compensation Committee, which is available on our corporate website at www.freshpet.com. The information contained on our website does not constitute a part of this report.

Risk Oversight

Our Board of Directors is responsible for overseeing our risk management process. The Board of Directors focuses on our general risk management strategy and the most significant risks facing us and ensures that appropriate risk mitigation strategies are implemented by management. The Board of Directors is also apprised of risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of the Compensation Committee during 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2017 all filing requirements applicable to the Reporting Persons were timely met.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the material elements of compensation awarded to, earned by each of our named executive officers (the “NEOs”) during fiscal year 2017. Our NEOs for 2017 are William B. Cyr, who served as our Chief Executive Officer during 2017, Scott Morris, who served as our President and Chief Operating Officer during 2017 and Richard Kassar, who served as our Chief Financial Officer during 2017. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our NEOs and is intended to place in perspective the data presented in the tables and narrative that follow.

Compensation Philosophy and Objectives

Our compensation philosophy is intended to align executive compensation with the interests of our stockholders by basing certain compensation decisions on financial objectives that our Board of Directors believes are primary determinants of long-term stockholder value. An important goal of our executive compensation program is to ensure that we hire and retain talented and experienced executive officers who are motivated to achieve or exceed our short-term and long-term corporate goals. Our executive compensation programs are designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

•	to reward our NEOs for sustained financial and operating performance and leadership excellence;
•	to align their interests with those of our stockholders; and
•	to encourage our NEOs to remain with us for the long-term.

Elements of Compensation

Base Salary

We pay our NEOs a base salary based on the experience, skills, knowledge and responsibilities required of each executive officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us. In 2017, we paid annual base salaries of $600,000 to Mr. Cyr, $390,000 to Mr. Morris and $292,500 to Mr. Kassar. None of our NEOs is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. Base salaries for our NEOs are determined by our full Compensation Committee in its sole discretion, and no NEO has the right to automatic or scheduled increases in base salary.

Annual Incentive Bonuses

The Board of Directors adopted an annual incentive plan, in which our NEOs were eligible to participate beginning in fiscal year 2016. The annual incentive plan is based on the Company’s operating performance, which includes Adjusted EBITDA and Net Sales. The performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial, and operating performance objectives. For 2017, the necessary performance bonus metrics were met. For 2017, the full Board of Directors determined to pay performance-based bonuses in amounts equal to: $508,950 for Mr. Cyr, $264,654 for Mr. Morris, and $165,409 for Mr. Kassar.

Stock Ownership Guidelines

Stock ownership guidelines (the “Guidelines”) are in place for our senior executive officers to encourage significant ownership of our common stock by our senior executive officers and to further align the personal interests of our senior executive officers with the interests of the Company’s stockholders. The Guidelines require our (i) Chief Executive Officer to own common stock valued at four times annual base pay, (ii) NEOs other than our Chief Executive Officer to own common stock valued at three times annual base pay and (iii) other senior executive officers to own common stock valued at up to two times annual base pay, based on seniority.

Long-Term Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. Further, we believe that equity grants with a time-based vesting feature promote executive retention as they incent our executive officers to remain employed with the Company and/or its subsidiaries during the applicable vesting period. Accordingly, our Board of Directors periodically reviews the equity incentive compensation of our NEOs and from time to time may grant equity incentive awards to them in the form of stock options.

In connection with our initial public offering, we adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). In fiscal year 2017, we granted certain NEOs stock options to purchase shares of our common stock under the 2014 Plan, 50% of which vest and become exercisable in equal installments on each of the first three anniversaries of the date of grant and 50% of which vest and become exercisable based on the achievement of certain earnings targets during fiscal year 2020, subject to the NEOs’ continued employment with the Company and/or its subsidiaries through the applicable vesting dates. We expect that future awards will be made under the 2014 Plan. For additional detail regarding the 2014 Plan, please see the “Stock Option and Other Compensation Plans” section below.

Other Supplemental Benefits

Our NEOs are eligible for the following benefits on a similar basis as other eligible employees:

•	health, dental and vision insurance;
•	vacation, personal holidays and sick days;
•	life insurance and supplemental life insurance; and
•	short-term and long-term disability.

401(k) Retirement Plan

Additionally, we maintain a 401(k)-retirement savings plan (the “401(k) Plan”) that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which a participant may elect to reduce his or her current compensation by up to the statutorily prescribed limit, equal to $18,000 or $24,000 if older than the age of 50 in 2017 and have the amount of the reduction contributed to his or her 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee’s annual eligible earnings. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

We do not maintain any pension plans or non-qualified deferred compensation plans for the benefit of our employees or other service providers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our NEOs during 2016 and 2017.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William B. Cyr	2017	600,000	508,950	—	28,981	1,137,931
Chief Executive Officer	2016	161,538	143,014	5,403,776	8,914	5,717,242
Scott Morris	2017	387,115	264,654	899,552	30,497	1,581,818
President & COO	2016	367,403	111,008	770,052	30,629	1,279,092
Richard Kassar	2017	290,721	165,409	212,395	25,287	693,812
Chief Financial Officer	2016	281,061	69,353	546,177	25,101	921,692

(1)

Salaries for fiscal years 2017, 2016 and 2015 do not reflect amounts deferred under the Company’s 401(k) Plan. Currently, Mr. Cyr, Mr. Morris and Mr. Kassar are entitled to receive a minimum annual base salary of $600,000, $375,000 and $283,000, respectively.

(2)	The amounts in this column represent discretionary bonuses paid to our NEOs pursuant to the Company’s annual incentive plan for fiscal year 2017.

(3)

The amounts in this column reflect (i) the aggregate grant date fair value of each stock option award granted during fiscal years 2016 and 2017 and (ii) the incremental fair value of the modifications to stock option awards granted on January 1, 2011 and modified in fiscal year 2016 from performance-based stock options to time-vested stock options. The amounts shown were computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 12 to our consolidated financial statements included in the Company’s Form 10-K for fiscal year 2017 filed with the SEC on March 7. 2018.

During fiscal year 2016, the Company granted to each NEO an award of stock options with an aggregate net grant date fair value equal to the following: (A) in the case of Mr. Cyr, $5,403,775, (B) in the case of Mr. Morris, $770,052 (as modified) and (C) in the case of Mr. Kassar, $546,177 (as modified).

During fiscal year 2017, the Company granted Mr. Morris and Mr. Kassar an award of stock options with an aggregate grant date fair value equal to $ 899,552 and $212,395, respectively. In each case, pursuant to the terms and conditions of their respective award agreements, 50% of the stock options vest and become exercisable in equal installments on each of the first three anniversaries of the date of grant and 50% of the stock options vest and become exercisable based on the achievement of certain earnings targets during fiscal year 2020, subject to each applicable NEO’s continued employment with the Company and/or its subsidiaries through the applicable vesting dates. Mr. Cyr was not granted an award of stock options during fiscal year 2017. Mr. Morris’s granted and modified option awards in 2016 were $1,025,462, and $(255,410), respectively, and Mr. Kassar’s granted and modified option awards in 2016 were $703,664 and $(157,487) respectively.

(4)

The compensation included in the “All Other Compensation” column consists of: (i) the Company’s 401(k) Plan matching contributions for each of our NEOs and (ii) premiums paid by the Company to each of our NEOs for (A) medical, dental and vision insurance, (B) personal accident insurance, (C) life insurance, (D) long-term disability insurance, (E) short-term disability insurance, and (F) fees related to an education assistance program.

(5)	Mr. Cyr also serves as a member of our Board of Directors but does not receive any additional compensation for his service as a director.

Outstanding Stock Option Awards at December 31, 2017

The following table sets forth information regarding outstanding stock options held by our NEOs as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price (Per Share) ($)	Option Expiration Date
William B. Cyr	125,000	375,000	500,000	(3)	10.23	9/5/2026
Scott Morris	—	80,214	80,214	(3)	11.00	4/2/2027
	—	—	133,000	(3)	8.90	9/26/2026
	28,416	28,416	28,416	(2)	9.05	5/9/2026
	25,562	—	—		15.00	11/6/2024
	—	57,434	—		7.10	12/31/2020
Richard Kassar	—	18,939	18,940	(3)	11.00	4/2/2027
	—	—	79,800	(3)	8.90	9/26/2026
	13,528	23,528	23,528	(2)	9.05	5/9/2026
	21,630	—	—		15.00	11/6/2024
	—	35,414	—		7.10	12/31/2020

(1)	The unvested time-based stock options vest annually in approximately equal installments through 2020.
(2)	The unvested performance-based stock options vest annually based upon the achievement of specified performance targets. For fiscal year 2017, the performance targets were met.
(3)	The unvested performance-based stock options vest based upon the achievement of specified performance targets for fiscal year 2020.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of Mr. Cyr, Mr. Morris and Mr. Kassar. The employment agreements provide for an initial term of one year and are subject to automatic one-year extensions beginning on the expiration of the initial term. The automatic extension of the employment agreements may be terminated with at least 90 days’ prior written notice from the NEO or the Company stating the intent not to extend the employment term. Under the employment agreements, Mr. Cyr, Mr. Morris and Mr. Kassar are entitled to receive minimum annual base salaries of $600,000, $375,000 and $283,000, respectively, subject to annual review by the Company’s board of directors and have the opportunity to participate in the Company’s equity incentive programs. Mr. Cyr, Mr. Morris and Mr. Kassar have the opportunity to earn an annual target bonus equal to at least 75%, 60% and 50%, respectively, of their base salary. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally.

Pursuant to their respective employment agreements, in the event of a termination of the NEO’s employment by the Company without “cause,” by the NEO for “good reason” or due to the NEO’s “permanent disability” (each as defined in the employment agreements and below), each NEO generally is entitled to receive, subject to his timely execution and non-revocation of a general release of claims: (i) any earned but unpaid base salary and annual bonuses through the date of termination, (ii) an amount equal to (A) in the case of Mr. Cyr, one and one-half times the sum of his (x) annual base salary and (y) target bonus, and (B) in the case of Messrs. Morris and Kassar, one times their respective annual base salaries, in each case, payable in equal monthly installments in accordance with the Company’s normal payroll practice, and (iii) Company payment of the premiums (at active employee rates) for the continuation of group health coverage for each NEO (and his eligible dependents) under the Consolidated Omnibus Budget Reconciliation Act of 1985 for a period of (A) in the case of Mr. Cyr, eighteen months and (B) in the case of Messrs. Morris and Kassar, twelve months. In addition, in the case of Messrs. Morris and Kassar, in the event of a termination of his employment by the Company without “cause” or by the NEO for “good reason,” he is entitled to receive a pro-rated annual performance-based bonus for the year in which termination occurs, provided such termination occurs after June 30th of the applicable year.

Pursuant to each NEO’s respective employment, “cause”, “good reason” and “permanent disability” are defined as follows:

“Cause” generally means (i) fraud (including but not limited to any acts of embezzlement or misappropriation of funds); (ii) serious dereliction of fiduciary obligation; (iii) conviction of a felony, plea of guilty or nolo contendere to a felony charge or any criminal act involving moral turpitude (which, through lapse of time or otherwise, is not subject to appeal); (iv) repeatedly being under the influence of drugs or alcohol (other than prescription medicine or other medically-related drugs to the extent that they are taken in accordance with their directions) during the performance of the executive’s duties under the employment agreement, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of the executive’s duties under the employment agreement; (v) refusal to substantially perform the executive’s duties hereunder; (vi) willful misconduct or gross negligence; or (vii) material breach of the employment agreement or a violation of the Company’s written code of conduct or other written policy, both as provided to the executive before the alleged breach, except in the event of the executive’s “permanent disability”.  In the case of clauses (ii), (iv) and (vi), the Company shall give the executive written notice prior to terminating the employment agreement or the executive’s employment, detailing the nature of the alleged conduct constituting “cause”, and the executive shall have thirty days from the giving of such notice within which to cure.

“Good reason” generally means (i) the Company’s material breach of any provision of the employment agreement; (ii) any material adverse change in the executive’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities, or any other action by the Company made without the executive’s permission (other than a change due to the executive’s “permanent disability” or as an accommodation under the Americans With Disabilities Act) which results in: (A) a diminution in any material respect in the executive’s position, authority, duties, responsibilities or compensation, which diminution continues in time over at least thirty days, such that it constitutes an effective demotion; or (B) a material diversion from the executive’s performance of the functions of the executive’s authority to oversee the general direction and focus of the Company), excluding for this purpose material adverse changes made with the executive’s written consent or due to the executive’s termination for “cause” or termination by the executive without “good reason”; or (iii) a relocation of the Company’s headquarters to a location which requires the executive to travel more than thirty additional miles from the executive’s residence than the executive must already travel to arrive at the Company’s headquarter without the executive’s written consent; provided, however, that it shall not constitute “good reason” unless the executive provides the Company with written notice of its alleged actions constituting “good reason” within ninety days following the first occurrence of such event, the Company has not cured any such alleged “good reason” within thirty days of the Company’s receipt of such written notice, and the executive actually terminates his employment within thirty days following the expiration of the Company’s cure period.

“Permanent disability” generally means the inability, due to physical or mental ill health, to perform the executive’s duties for one hundred eighty days during any one employment year, irrespective of whether such days are consecutive, or one hundred twenty days during any one employment year.

The employment agreements contain a non-competition covenant that prohibits the executive from competing against the Company for a period of (i) in the case of Mr. Cyr, two years and (ii) in the case of Messrs. Morris Kassar, one year in each case, following termination of employment. The employment agreements also contain non-solicitation provisions that prohibit the NEOs from actively soliciting the Company’s employees, customers or suppliers during the period of employment and for a period of one year following termination of employment. The NEOs are also subject to perpetual confidentiality restrictions that protect the Company’s proprietary information, developments and other intellectual property.

Stock Option and Other Compensation Plans

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Plan”) was adopted by our Board of Directors and approved by our stockholders in October 2006. The 2006 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based awards to our employees, officers, directors, consultants and advisors. As of December 31, 2017, there were options to purchase 20,307 shares of our common stock outstanding under the 2006 Plan, at a weighted average exercise price of $6.58 per share, and options to purchase 62,220 shares of our common stock had been exercised. The 2006 Plan was terminated in December 2010 and no awards have been granted under the 2006 Plan since such termination, however, any award outstanding under the 2006 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2010 Stock Option Plan

The 2010 Plan was adopted by our Board of Directors and approved by our stockholders in December 2010. The 2010 Plan provided for the grant of incentive stock options and non-statutory stock options to our employees, officers, directors, consultants and advisors. As of December 31, 2017, there were options to purchase 702,629 shares of our common stock outstanding under the 2010 Plan, at a weighted average exercise price of $7.10 per share, and options to purchase 916,375 shares of our common stock had been exercised. The 2010 Plan was terminated in March 2014 and no awards have been granted under the 2010 Plan since such termination, however, any award outstanding under the 2010 Plan at the time of the termination will remain in effect until such award is exercised or has expired in accordance with its terms.

2014 Omnibus Incentive Plan

The 2014 Plan was adopted by our Board of Directors and approved by our stockholders on October 2, 2014 in connection with our initial public offering. The 2014 Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to our directors, officers, employees, consultants and advisors. As of December 31, 2017, there were options to purchase 1,626,649 shares of our common stock outstanding under the 2014 Plan, at a weighted average exercise price of $9.78 per share, and no options to purchase shares of our common stock had been exercised.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or executive officer. It also is possible that the director or executive officer could amend or terminate the plan when not in possession of material, nonpublic information. In addition, our directors and executive officers may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table displays equity compensation plan information as of December 31, 2017. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2006 Plan	20,307	$6.58	—
2010 Plan	702,629	7.10	—
2014 Plan	1,626,649	9.78	2,173,343
Total	2,349,897	$8.95	2,173,343

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 20,2018, by:

•	each person known by us to beneficially own 5% or more of our outstanding common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

For further information regarding material transactions between us and certain of our stockholders, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions.”

The numbers listed below are based on 35,194,547 shares of our common stock outstanding as of April 20, 2018. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
MidOcean (2)	7,294,653	20.7%
Gilder, Gagnon, Howe & Co.(3)	2,682,342	7.6%
Armistice Capital LLC (4)	2,236,000	6.4%
AllianceBernstein L.P.(5)	2,234,345	6.3%
Named Executive Officers and Directors:
Charles A. Norris (6)	584,120	1.7%
William B. Cyr	200,532	*
J. David Basto	15,666	*
Daryl G. Brewster	55,736	*
Lawrence S. Coben	48,687	*
Walter N. George III	37,625	*
Christopher B. Harned	105,803	*
Robert C. King	22,333	*
Jonathan S. Marlow	—	*
Craig D. Steeneck	29,000	*
Richard Kassar	245,286	*
Scott Morris	270,142	*
Executive Officers and Directors as a Group (14 persons)	1,902,863	7.0%

*	Less than 1%
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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 20, 2018 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person. The address of our executive officers is 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

(2)

Includes 4,503,859 shares of common stock held by MidOcean Partners III, L.P., 2,394,425 shares of common stock held by MidOcean Partners III-A, L.P. and 384,036 shares of common stock held by MidOcean Partners III-D, L.P. (collectively, the “MidOcean Entities”). MidOcean Associates, SPC by and on behalf of its Segregated Portfolio, MidOcean Partners Segregated Portfolio III (“Associates”) is the General Partner of each of the MidOcean Entities. MidOcean US Advisor, L.P. (“US Advisor”) provides investment advisory services to each of the MidOcean Entities and Associates. 12,333 shares of restricted common stock (which have vested or will vest in the next 60 days) are held by US Advisor. J. Edward Virtue indirectly controls the shares of common stock held by the MidOcean Entities. Accordingly, Associates, US Advisor and Mr. Virtue may be deemed to have beneficial ownership of the shares of common stock held by the MidOcean Entities and Mr. Virtue may be deemed to have beneficial ownership of the shares of restricted common stock held by US Advisor. Each of Associates, US Advisor and

Mr. Virtue disclaims beneficial ownership of the shares owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of the MidOcean Entities, Associates, US Advisor and Mr. Virtue is 320 Park Avenue, 16th Floor, New York, New York 10022.

(3)

Represents shares of common stock beneficially owned as of December 31, 2017, based on a Schedule 13G filed on February 13, 2018, by Gilder, Gagnon, Howe & Co. In such filing, Gilder, Gagnon, Howe & Co. lists its address as 475 10th Avenue, 12th floor, New York, New York 10018.

(4)

Represents shares of common stock beneficially owned as of December 31, 2017, based on a Schedule 13G filed on March 12, 2018, by Armistice Capital LLC. In such filing, Armistice Capital LLC lists its address as 22nd Floor, 510 Madison Ave, New York, NY 10022.

(5)

Represents shares of common stock beneficially owned as of December 31, 2017, based on a Schedule 13G filed on February 14, 2018, by AllianceBernstein L.P. In such filing, Alliance Bernstein L.P. lists its address as 1345 Avenue of the Americas, New York, New York 10105.

(6)	Includes 20,552 shares of common stock held by Mr. Norris directly and 563,568 shares of common stock held by Norris Trust Ltd 6/18/02.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreement

We are party to a Second Amended and Restated Stockholders Agreement with MidOcean Partners and certain of our other stockholders (the “Stockholders Agreement”), pursuant to which MidOcean Partners and the other stockholders party thereto are entitled to certain registration rights. As of April 20, 2018, the stockholders party to this agreement held an aggregate of 9,606,743 shares, or 27.73%, of our common stock.

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

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure” and “Item 10. Directors, Executive Officers and Corporate Governance—Board Committees.”

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees (1)	$417,000	$385,000
Audit-Related Fees (2)	—	1,780
Tax Fees	—	—
All Other Fees	—	—
Total	$417,000	$386,780

  ______________________________________________

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

PART IV

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)

Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2017 10-K filed on March 7, 2018.

(2)	Financial Statement Schedules—None.
(3)	Exhibits—The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
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

10.14	Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 12, 2014)
10.15	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.16	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.17

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

10.22	Form of Freshpet, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.23	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.24	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.25

Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.26	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.27	Separation and Consulting Agreement, dated as of March 9, 2016, by and between Freshpet, Inc. and Richard Thompson (incorporated by reference to the Company’s Form 8-K filed on March 9, 2016)
10.28

Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement Annual Report on Form 10-K filed on March 7, 2018)
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017

31.4*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Documents
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Labels Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document

* Filed herewith.

† Filed as an exhibit to the 2017 10-K, filed on March 7, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2018.

FRESHPET, INC.

By:	/s/ Richard Kassar
Name:	Richard Kassar
Title:	Chief Financial Officer