Form 10-Q
period 2018-03-31
Freshpet, Inc.
filed 2018-05-08
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4th, 2018, the registrant had 35,200,800 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,039,341	$2,184,259
Accounts receivable, net of allowance for doubtful accounts	12,099,217	12,721,521
Inventories, net	9,874,896	10,118,394
Prepaid expenses	819,405	1,200,834
Other current assets	829,446	732,960
Total Current Assets	26,662,305	26,957,968
Property, plant and equipment, net	101,663,419	100,598,639
Deposits on equipment	4,902,977	4,370,922
Other assets	1,997,595	1,972,805
Total Assets	$135,226,296	$133,900,334
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	8,466,384	9,173,169
Accrued expenses	5,734,461	7,519,348
Borrowings under Credit Facilities	6,000,000	—
Total Current Liabilities	$20,200,845	$16,692,517
Other liabilities	297,735	304,839
Total Liabilities	$20,498,580	$16,997,356
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 35,139,244 and 35,132,548 issued and outstanding on March 31, 2018 and December 31, 2017, respectively	35,139	35,132
Additional paid-in capital	313,929,310	312,783,195
Accumulated deficit	(199,512,416)	(195,991,478)
Accumulated other comprehensive income	275,683	76,129
Total Stockholders' Equity	114,727,716	116,902,978
Total Liabilities and Stockholders' Equity	$135,226,296	$133,900,334

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
NET SALES	$43,169,601	$33,677,572
COST OF GOODS SOLD	23,041,583	17,874,295
GROSS PROFIT	20,128,018	15,803,277
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	23,537,944	18,543,748
LOSS FROM OPERATIONS	(3,409,926)	(2,740,471)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	(22,977)	57,677
Interest Expense	(69,002)	(175,977)
	(91,979)	(118,300)
LOSS BEFORE INCOME TAXES	(3,501,905)	(2,858,771)
INCOME TAX EXPENSE	19,032	20,754
NET LOSS	(3,520,937)	(2,879,525)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,520,937)	$(2,879,525)
OTHER COMPREHENSIVE INCOME:
Change in foreign currency translation	$199,554	—
TOTAL OTHER COMPREHENSIVE INCOME	$199,554	$—
TOTAL COMPREHENSIVE LOSS	$(3,321,383)	$(2,879,525)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.10)	$(0.09)
-DILUTED	$(0.10)	$(0.09)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	35,137,502	33,563,133
-DILUTED	35,137,502	33,563,133

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,520,937)	$(2,879,525)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	5,232	77,164
Loss on disposal of equipment and deposits on equipment	27,879	6,005
Share-based compensation	1,092,260	930,157
Fair value adjustment for outstanding warrants	—	(108,116)
Change in reserve for inventory obsolescence	52,723	81,925
Depreciation and amortization	3,334,348	3,049,127
Amortization of deferred financing costs and loan discount	28,775	40,751
Changes in operating assets and liabilities
Accounts receivable	617,072	90,753
Inventories	190,775	(2,286,483)
Prepaid expenses and other current assets	284,943	275,711
Other assets	281,914	(265,272)
Accounts payable	(829,072)	3,801,808
Accrued expenses	(1,784,887)	(736,952)
Other liabilities	(7,104)	—
Net cash flows provided by (used in) operating activities	(226,079)	2,077,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(4,972,701)	(3,270,498)
Proceeds from sale of equipment	—	5,835
Net cash flows used in investing activities	(4,972,701)	(3,264,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common stock	53,862	553,221
Proceeds from borrowings under Credit Facilities	6,000,000	—
Repayment of borrowings under Credit Facilities	—	(1,250,000)
Net cash flows provided by (used in) financing activities	6,053,862	(696,779)
NET CHANGE IN CASH AND CASH EQUIVALENTS	855,082	(1,884,389)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,184,259	3,908,177
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,039,341	$2,023,788
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	37,293	154,165
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$1,046,377	$1,447,039

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets into major retail classes including Grocery and Mass (which includes online and club) as well as Pet Specialty and Natural retail.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated balance sheet as of March 31, 2018, statements of operations and comprehensive (loss) income for the three months ended March 31, 2018 and 2017, and statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2017 are unaudited. The results for three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, the notional value of foreign currency forward contracts outstanding was 0.3 million pounds sterling. The fair value of the foreign currency forward contracts are measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three months ended March 31, 2018 the net loss recognized on forward contracts was immaterial.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Recently Issued Accounting Standards:

Recently Adopted Standards:

Revenue Recognition:

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606). Under the ASU and subsequent issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received.

Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of applying the guidance as of the date of initial application (the cumulative catch-up transition method).

The Company adopted Topic 606 in the first quarter of 2018 using the full retrospective method approach and recast prior year results as shown below. The adoption didn’t have any material impact on our financial statements and is limited to classification differences within the statement of operating income from cost of goods sold to a reduction to net sales. The new accounting standard will not impact Net Loss.

The Company recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the table below:

	Three Months Ended
	March 31, 2017
	As Previously Reported	Adjustments	Current Presentation
Net Revenues	$34,513,935	$(836,363)	$33,677,572
Cost of Goods Sold	18,710,658	(836,363)	17,874,295
Gross Profit	$15,803,277	$—	$15,803,277

Revenue from product sales is recognized when obligations under the terms of the contract with the customer are satisfied, which occurs once control is transferred upon shipment to the customer.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.

The amount of consideration the Company receives and revenue the Company recognizes varies with changes in trade incentives the Company offers to its customers and their consumers. Trade incentives consists primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.

Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended
	March 31,
	2018	2017
Grocery (including Online), Mass and Club	$34,898,677	$27,138,689
Pet Specialty and Natural	8,270,924	6,538,883
Net Sales	$43,169,601	$33,677,572

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standards Effective in Future Years:

Leases:

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

Note 3 – Inventories:

	March 31,	December 31,
	2018	2017
Raw Materials and Work in Process	$2,426,287	$2,471,498
Packaging Components Material	855,677	804,616
Finished Goods	6,690,399	7,105,425
	9,972,363	10,381,539
Reserve for Obsolete Inventory	(97,467)	(263,145)
	$9,874,896	$10,118,394

Note 4 – Property, Plant and Equipment:

Property, plant and equipment, net are summarized as follows:

	March 31,	December 31,
	2018	2017
Refrigeration Equipment	$73,064,348	$70,489,454
Machinery and Equipment	47,567,572	47,558,838
Building, Land, and Improvements	25,543,570	25,543,568
Furniture and Office Equipment	4,471,919	4,404,735
Automotive Equipment	319,495	319,496
Leasehold Improvements	385,089	375,661
Construction in Progress	5,358,832	3,763,894
	156,710,825	152,455,646
Less: Accumulated Depreciation and Amortization	(55,047,406)	(51,857,007)
	$101,663,419	$100,598,639

Depreciation expense related to property, plant and equipment totaled $ 3,268,899 for the three months ended March 31, 2018 of which $1,490,995 was recorded to cost of goods sold for the three months ended March 31, 2018, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $2,996,170 for the three ended March 31, 2017, of which $1,433,617  was recorded to cost of goods sold for the three months ended March 31,2017, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Accrued Expenses:

	March 31,	December 31,
	2018	2017
Accrued Compensation	$1,906,517	$3,877,133
Accrued Chiller Cost	1,184,311	1,371,940
Accrued Marketing	503,605	795,407
Accrued Freight	646,944	354,959
Accrued Utility	213,669	198,000
Accrued VAT	527,179	172,711
Other Accrued Expenses	752,236	749,198
	$5,734,461	$7,519,348

Note 6 – Debt:

On November 13, 2014, the Company entered into a three-year $10.0 million revolving facility (the “Revolver Facility”) and a $12.0 million additional term loan commitment earmarked primarily for capital expenditures (the “Capex Commitments” and together with the Revolving Facility, the “Credit Facilities”).  On December 23, 2014, the Company modified the terms of the Credit Facilities. The three-year $10.0 million Revolving Facility remained unchanged and the $12.0 million term loan commitment earmarked for capital expenditures was increased to $30.0 million.

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

Borrowings under our Revolving Credit Facilities totaled $6.0 million for the three months ended March 31, 2018 which also represents the debt outstanding under the Credit Facilities.

Interest expense and fees totaled $0.1 million and $0.2 for the three months ended March 31, 2018 and 2017 respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of March 31, 2018.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2018 and 2017 is $1,092,260 and $930,157, respectively.

2006 Stock Plan—The options in this plan are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At March 31, 2018, there were zero shares available for grant as the 2006 Plan is frozen. The total number of unexercised options for the 2006 Plan is 20,619.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At March 31, 2018, there were zero shares available for grant as the 2006 Plan is frozen no further grants may be issued under the 2010 Plan. The total number of unexercised options for the 2010 Plan is 696,901.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan 3,979,200 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At March 31, 2018, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years and non-employee director RSUs vest over one year).The total number of unexercised options and RSU’s for the 2014 Plan is 1,849,387.

At March 31, 2018, there were 1,949,637 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, share-based awards were granted to the Company’s Chief Executive Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of March 31, 2018, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the three months ended March 31, 2018.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,030,266	$9.47
Granted	95,364	16.45
Exercised	(6,696)	8.04
Outstanding at March 31, 2018	2,118,934	$9.79

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the three months ended March 31, 2018.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,154,393	$10.50
Granted	21,455	16.45
Outstanding at March 31, 2018	1,175,848	$10.61

As of March 31, 2018, 499,079 performance-vested stock options at a weighted average exercise price of $10.14 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three months ended March 31, 2018.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the three months ended March 31, 2018.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2017	165,240	$10.99
Granted	106,887	16.45
Outstanding at March 31, 2018	272,127	$13.13

Note 8 – Earnings Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three months ended March 31, 2018 and 2017, there were no adjustments between net loss and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	March 31,
	2018	2017
Service Period Stock Options	2,026,372	2,762,092
Restricted Stock Units	166,428	97,515
Warrants	—	61,117
Total	2,192,799	2,920,724

For the three months ended March 31, 2018 and March 31, 2017, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 9 – Related Party Transactions:

Payments of $2,657,358 for the three months ended March 31, 2018, and $2,016,862 for the three months ended March 31, 2017, were made to one stockholder for the purchase of raw materials. The Company believes that all payments made to the shareholder are at market value and thus at arms-length.

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

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers and have installed Freshpet Fridges in over 18,000 retail stores as of March 31, 2018. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Increased penetration of Freshpet Fridge locations in major classes of retail, including grocery, mass, club, pet specialty, online and natural. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Selling, general and administrative costs. Selling, general & administrative (“SG&A”) costs as a percentage of net sales have historically been decreasing. SG&A as a percentage of net sales decreased from 81.3% in the year ended 2012 to 48.0% in the year ended 2017. Due to our Feed the Growth initiative, which increases our investment in media, we do not expect our SG&A as a percentage of net sales to change significantly in the near-term. For the three months ended March 31, 2018, SG&A decreased to 54.5% from 55.1%for the three months ended March 31, 2017. We believe that as we begin to realize the benefits of our Feed the Growth initiative SG&A expenses will once again significantly decrease as a percentage of net sales

Outbound freight. We have realized cost efficiencies in logistics through our third-party logistics provider’s infrastructure. Additionally, we sell through third-party distributors for the grocery, mass, club, pet specialty, online and natural classes in the United States, Canada, and in the United Kingdom.

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

Share based compensation. We account for all share-based compensation payments issued to employees, directors and non-employees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the grant date. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Income Taxes

At December 31, 2017, we had federal NOL carryforwards of approximately $175.0 million, which expire at various dates between 2025 and 2037. We may be subject to the NOL utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, the federal published interest rate and changes to our capital during a specified period to the change. Although we have not completed a Code Section 382 analysis, if we were to undergo an ownership change it is likely that the utilization of the NOLs will be substantially limited. A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2017 and 2016, we determined that a valuation allowance of 100% is deemed appropriate.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$43,170	100%	$33,678	100%
Cost of goods sold	23,042	53	17,874	53
Gross profit	20,128	47	15,804	47
Selling, general and administrative expenses	23,538	55	18,544	55
Loss from operations	(3,410)	(8)	(2,740)	(8)
Other income/(expenses), net	(23)	(0)	58	0
Interest expense	(69)	(0)	(176)	0
Loss before income taxes	(3,502)	(8)	(2,858)	(8)
Income tax expense	19	0	21	0
Net Loss	$(3,521)	(8)%	$(2,879)	(9)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2018			2017
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$34,899	81%	13,216	$27,139	81%	12,183
Pet Specialty and Natural (2)	8,271	19	5,061	6,537	19	4,848
Net Sales	43,170	100%	18,277	$33,677	100%	17,031

(1)Stores at March 31, 2018 and March 31, 2017 consisted of 9,153 and 8,352 Grocery and 4,063 and 3,831 Mass and Club, respectively.

(2)Stores at March 31, 2018 and March 31, 2017 consisted of 4,665 and 4,533 Pet Specialty and 396 and 315 Natural, respectively.

* Includes sales from Freshpet Baked product of less than $0.1 million and $0.9 million, or less than 0.1% and 2.7% of total net sales, for the three months ended March 31, 2018 and 2017, respectively.

Net sales increased $9.5 million, or 28%, to $43.2 million for the three months ended March 31, 2018 as compared to the same period in the prior year. The $9.5 million increase in net sales was driven by growth of $8.6 million in our Grocery (including Online), Mass, and Club refrigerated channel and $1.7 million in our Pet Specialty, Natural, and Other refrigerated channel, partially offset by declines in Baked of $0.8 million. Net sales excluding baked increased $10.3 million, or 31.5% to $43.2 million for the three months ended March 31, 2018 as compared to the same period in the prior year. Our Freshpet Fridge store locations grew by 7.3% to 18,277 as of March 31, 2018 compared to 17,031 as of March 31, 2017 .

Gross Profit

Gross profit increased $4.3 million, or 27%, to $20.1 million for the three months ended March 31, 2018 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales.

Our gross profit margin of 46.6% for the three months ended March 31, 2018 decreased 30 basis points compared to the same period in the prior year, due to increased labor in advance of a new seven day operation that will commence in the third quarter, higher cost inventory as a result of lower production at the end of fiscal 2017, commodity inflation and in-bound freight costs, partially offset by favorable throughput and yield gains.

Adjusted Gross Profit was $21.6 million and $17.2 million in the three months ended March 31, 2018 and 2017, respectively. Adjusted Gross Profit Margin was 50.1% and 51.2% in the three months ended March 31, 2018 and 2017, respectively. Adjusted Gross Profit excludes $1.5 million of depreciation expense in the three months ended March 31, 2018, and $1.4 million of depreciation expense in the three months ended March 31, 2017. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.0 million, or 27%, to $23.5 million for the three months ended March 31, 2018 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $2.0 million, higher selling expense of $0.5 million, higher variable cost due to volume of $0.8 million, higher depreciation and option expense of $0.3 million and incremental operating expenses of $1.4 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses decreased to 54.5% for the three months ended March 31, 2018 from 55.1% for the three months ended March 31, 2017. Adjusted SG&A decreased as a percentage of net sales to 51.8% in the first quarter of 2018 as compared to 52.4% of net sales in the first quarter of 2017. Adjusted SG&A excludes $1.1 million of share-based compensation and $0.1 litigation expense in the first quarter of 2018 and $0.9 million for share-based compensation expense in the first quarter of 2017. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations increased $0.7 million, or 24%, to $3.4 million for the three months ended March 31, 2018 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was less than $0.1 million and $0.2 million in the three months ended March 31, 2018 and 2017, respectively.

Other Income/(Expenses), net

Other income (expenses), net decreased less than $0.1 million for the three months ended March 31, 2018.

Net Income/(Loss)

Net Loss increased $0.6 million to $3.5 million for the three months ended March 31, 2018 as compared to loss of $2.9 million for the same period in the prior year.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	March 31,
	2018	2017
	(Dollars in thousands)
Net Loss	$(3,521)	$(2,880)
Depreciation and amortization	3,334	3,049
Interest expense	69	176
Income tax expense	19	21
EBITDA	$(99)	$366
Loss on disposal of equipment	28	6
Launch expense (a)	653	756
Non-cash share-based compensation (b)	1,092	930
Warrant fair valuation (c)	—	(108)
Litigation expense (d)	135	—
Adjusted EBITDA	$1,809	$1,949

(a)Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)Represents non-cash share-based compensation expense.

(c)Represents the change of fair value for the outstanding common stock warrants.  All warrants were converted to common stock in the third quarter of 2017.

(d)Represents fees associated with the response to a securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2018	2017
Gross Profit (as reported)	$20,128	$15,803
Depreciation expense (a)	1,491	1,434
Adjusted Gross Profit	$21,619	$17,237
Adjusted Gross Profit as a % of Net Sales	50.1%	51.2%

(a)Represents non-cash depreciation expense included in Cost of Goods Sold.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2018	2017
SG&A expenses (as reported)	$23,538	$18,544
Non-cash share-based compensation (a)	1,028	890
Litigation expense (b)	135	—
Adjusted SG&A Expenses	$22,374	$17,654
Adjusted SG&A Expenses as a % of Net Sales	51.8%	52.4%

(a)Represents non-cash share-based compensation expense.

(b)Represents fees associated with the response to a securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263.

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

Working capital consists of current assets net of current liabilities, excluding cash, net of debt. Working capital increased $1.3 million to $9.4 million at March 31, 2018 compared with $8.1 million at December 31, 2017. The increase was a result of a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable and inventory.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of March 31, 2018, our capital resources consisted primarily of $3.1 million cash on hand and $24 million available under our Credit Facilities. We expect to fund our ongoing operations and obligations with cash and cash equivalents on hand, cash flow from operations and available funds under our Credit Facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Cash at the beginning of period	$2,184	$3,908
Net cash provided by operating activities	(226)	2,077
Net cash used in investing activities	(4,973)	(3,265)
Net cash provided by financing activities	6,054	(697)
Cash at the end of period	$3,039	$2,024

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

For the three months ended March 31, 2018, net cash used in operating activities was $0.2 million, consisting of net income, adjusted for reconciling non-cash items, of $1.0 million and a decrease related to change in operating assets and liabilities of $1.2 million. Net income, adjusted for reconciling non-cash items, excludes $4.5 million of non-cash items primarily relating to $1.1 million of share-based compensation and $3.4 million of depreciation and amortization. The decrease related to change in operating assets and liabilities is a result of a net decrease in liabilities of $2.6 million, offset by a decrease in assets of $1.4 million The decrease in liabilities was mainly a result of result of timing of payments related to compensation. The decrease in assets a result of a decrease in inventory accounts receivable, and prepaid expenses and other current assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2018, relating primarily to capital expenditures for Freshpet Kitchens of $1.6 million and investment in fridges and other capital spend of $3.4 million.

Net cash used in investing activities was $3.3 million for the three months ended March 31, 2017, relating primarily to capital expenditures for Freshpet Kitchens of $1.0 million and investment in fridges and other capital spend of $2.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2018, attributable to the proceeds from borrowings under our Credit Facilities of $6.0 million and cash proceeds from the exercise of stock options of $0.1 million.

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2017, attributable to the repayment of borrowings under our Credit Facilities, partially offset by exercise of stock options of $0.6 million.

Indebtedness

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

Borrowings under our Revolver Credit Facilities totaled $6.0 million for the three months ended March 31, 2018. The Company had $6.0 million in debt outstanding under the Credit Facilities.

Interest expense and fees totaled $0.1 million and $0.2 for the three months ended March 31, 2018 and 2017 respectively, there was less than $0.1 million of accrued interest on the Credit Facilities as of March 31, 2018 .

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

With the exception of our newly adopted standard around revenue recognition, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Standards:

Revenue Recognition:

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606). Under the ASU and subsequent issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received.

Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of applying the guidance as of the date of initial application (the cumulative catch-up transition method).

The Company adopted Topic 606 in the first quarter of 2018 using the full retrospective method approach and recast prior year results as shown below. The adoption didn’t have any material impact on our financial statements and is limited to classification differences within the statement of operating income from cost of goods sold to a reduction to net sales. The new accounting standard will not impact Net Loss.

The Company recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the table below:

	Three Months Ended
	March 31, 2017
	As Previously Reported	Adjustments	Current Presentation
Net Revenues	$34,513,935	$(836,363)	$33,677,572
Cost of Goods Sold	18,710,658	(836,363)	17,874,295
Gross Profit	$15,803,277	$—	$15,803,277

Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended
	March 31,
	2018	2017
Grocery (including Online), Mass and Club	$34,898,677	$27,138,689
Pet Specialty and Natural	8,270,924	6,538,883
Net Sales	$43,169,601	$33,677,572

Standards Effective in Future Years:

Leases:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of March 31, 2018, we had $6.0 million outstanding under our Credit Facilities. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling. The Statements of Financial Position of non- U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the three months ended March 31, 2018 recognized in the United Kingdom was approximately 1%.

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

As of March 31, 2018, the notional value of foreign currency forward contracts outstanding was 0.3 million pounds sterling. The fair value of the foreign currency forward contracts is measured using Level 2 inputs in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. For the three and three months ended March 31, 2018 the net loss recognized on forward contracts was less than $0.1 million.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 8, 2018	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)