Form 10-Q
period 2018-06-30
Freshpet, Inc.
filed 2018-08-08
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 35,312,691 shares of common stock, $0.001 par value per share, outstanding.

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
•

other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and in this report.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,134,285	$2,184,259
Accounts receivable, net of allowance for doubtful accounts	11,120,231	12,721,521
Inventories, net	10,290,471	10,118,394
Prepaid expenses	1,056,659	1,200,834
Other current assets	1,139,668	732,960
Total Current Assets	24,741,314	26,957,968
Property, plant and equipment, net	102,698,557	100,598,639
Deposits on equipment	3,845,775	4,370,922
Other assets	2,094,846	1,972,805
Total Assets	$133,380,492	$133,900,334
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	10,518,831	9,173,169
Accrued expenses	5,554,830	7,519,348
Borrowings under Credit Facilities	4,000,000	—
Total Current Liabilities	$20,073,661	$16,692,517
Other liabilities	289,845	304,839
Total Liabilities	$20,363,506	$16,997,356
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 35,317,520 issued and 35,303,351 outstanding on June 30, 2018, and 35,132,548 issued and outstanding on December 31, 2017	35,317	35,132
Additional paid-in capital	316,176,333	312,783,195
Accumulated deficit	(203,012,934)	(195,991,478)
Accumulated other comprehensive income	74,496	76,129
Treasury stock, at cost — 14,169 shares on June 30, 2018 and no shares on December 31, 2017	(256,226)	—
Total Stockholders' Equity	113,016,986	116,902,978
Total Liabilities and Stockholders' Equity	$133,380,492	$133,900,334

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET SALES	$47,624,956	$38,728,364	$90,794,557	$72,405,935
COST OF GOODS SOLD	24,747,064	20,558,527	47,788,647	38,432,821
GROSS PROFIT	22,877,892	18,169,837	43,005,910	33,973,114
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	26,287,523	19,996,958	49,825,467	38,540,706
LOSS FROM OPERATIONS	(3,409,631)	(1,827,121)	(6,819,557)	(4,567,592)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	26,067	(614,586)	3,090	(556,909)
Interest Expense	(97,923)	(189,701)	(166,925)	(365,678)
	(71,856)	(804,287)	(163,835)	(922,587)
LOSS BEFORE INCOME TAXES	(3,481,487)	(2,631,408)	(6,983,392)	(5,490,179)
INCOME TAX EXPENSE	19,032	20,754	38,064	41,508
NET LOSS	(3,500,519)	(2,652,162)	(7,021,456)	(5,531,687)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,500,519)	$(2,652,162)	$(7,021,456)	$(5,531,687)
OTHER COMPREHENSIVE LOSS:
Change in foreign currency translation	$(201,187)	$—	$(1,633)	$—
TOTAL OTHER COMPREHENSIVE LOSS	(201,187)	—	(1,633)	—
TOTAL COMPREHENSIVE LOSS	$(3,701,706)	$(2,652,162)	$(7,023,089)	$(5,531,687)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.10)	$(0.08)	$(0.20)	$(0.16)
-DILUTED	$(0.10)	$(0.08)	$(0.20)	$(0.16)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	35,241,198	34,287,006	35,189,636	34,138,251
-DILUTED	35,241,198	34,287,006	35,189,636	34,158,251

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,021,456)	$(5,531,687)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	(17,443)	47,568
Loss on disposal of equipment and deposits on equipment	76,261	90,873
Share-based compensation	2,394,034	2,159,510
Fair value adjustment for outstanding warrants	—	378,681
Change in reserve for inventory obsolescence	69,074	104,572
Depreciation and amortization	6,795,380	6,195,619
Amortization of deferred financing costs and loan discount	57,551	81,502
Changes in operating assets and liabilities
Accounts receivable	1,618,733	(2,675,424)
Inventories	(241,151)	(2,387,938)
Prepaid expenses and other current assets	(262,533)	(336,634)
Other assets	(14,371)	(147,201)
Accounts payable	1,665,187	1,369,961
Accrued expenses	(1,964,518)	542,836
Other liabilities	(14,994)	—
Net cash flows provided by (used in) operating activities	3,139,754	(107,762)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(8,932,791)	(7,169,300)
Net cash flows used in investing activities	(8,932,791)	(7,169,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common stock	999,289	3,544,069
Purchase of stock for tax withholding	(256,226)	—
Proceeds from borrowings under Credit Facilities	6,000,000	2,000,000
Repayment of borrowings under Credit Facilities	(2,000,000)	(1,500,000)
Net cash flows provided by financing activities	4,743,063	4,044,069
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,049,974)	(3,232,993)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,184,259	3,908,177
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,134,285	$675,184
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	104,764	296,116
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$696,024	$769,825

See accompanying notes to the unaudited consolidated financial statements

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada, and Europe into major retail classes including Grocery and Mass (which includes online and club) as well as Pet Specialty and Natural retail.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. The results for three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.

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

Treasury Stock – The Company may purchase or withhold shares of stock to satisfy statutory employee tax obligations upon the issuance of restricted stock units to employees. Such repurchased or withheld shares are treated as treasury stock and carried at cost on the Consolidated Balance Sheet in Stockholders’ equity. During the three months and six months ended June 30, 2018, the Company accumulated $0.3 million of treasury stock related to employee tax withholdings.

Note 2 – Recently Issued Accounting Standards:

Recently Adopted Standards

Revenue Recognition

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

The Company adopted Topic 606 in the first quarter of 2018 using the full retrospective method approach and recast prior year results as shown below. The adoption did not have any material impact on our financial statements and is limited to

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

classification differences within the Consolidated Statements of Operations and Comprehensive Loss from cost of goods sold to a reduction to net sales. The new accounting standard did not impact Net Loss.

The Company recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the table below:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Net Revenues	$39,968,983	$(1,240,619)	$38,728,364	$74,482,918	$(2,076,983)	$72,405,935
Cost of Goods Sold	21,799,146	(1,240,619)	20,558,527	40,509,804	(2,076,983)	38,432,821
Gross Profit	$18,169,837	$—	$18,169,837	$33,973,114	$—	$33,973,114

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

The Company has recorded contract assets in accordance with Topic 606 of $0.2 million as of June 30, 2018. There were no contract assets as of December 31, 2017.

Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Grocery (including Online), Mass and Club	$38,976,097	$31,214,749	$73,992,511	$58,499,896
Pet Specialty and Natural	8,648,859	7,513,615	16,802,046	13,906,039
Net Sales	$47,624,956	$38,728,364	$90,794,557	$72,405,935

Standards Effective in Future Years

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases,” (Topic 842) which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is assessing the impact of Topic 842 on its corporate office lease, and upon adoption of this guidance, expects to record the lease on its consolidated balance sheet in accordance with Topic 842.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Inventories:

	June 30,	December 31,
	2018	2017
Raw Materials and Work in Process	$2,404,969	$2,471,498
Packaging Components Material	910,365	804,616
Finished Goods	7,003,331	7,105,425
	10,318,665	10,381,539
Reserve for Obsolete Inventory	(28,194)	(263,145)
	$10,290,471	$10,118,394

Note 4 – Property, Plant and Equipment, net:

	June 30,	December 31,
	2018	2017
Refrigeration Equipment	$75,777,273	$70,489,454
Machinery and Equipment	48,324,629	47,558,838
Building, Land, and Improvements	25,575,213	25,543,568
Furniture and Office Equipment	4,552,448	4,404,735
Automotive Equipment	319,496	319,496
Leasehold Improvements	392,887	375,661
Construction in Progress	6,090,693	3,763,894
	161,032,639	152,455,646
Less: Accumulated Depreciation and Amortization	(58,334,082)	(51,857,007)
	$102,698,557	$100,598,639

Depreciation expense related to property, plant and equipment totaled $3,389,814 and $6,658,713 for the three and six months ended June 30, 2018, respectively, of which $1,498,334 and $2,989,329 was recorded to cost of goods sold for the three and six months ended June 30, 2018, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $3,085,140 and $6,081,309 for the three and six months ended June 30, 2017, of which $1,448,015 and $2,881,632 was recorded to cost of goods sold for the three and six months ended June 30, 2017, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 5 – Accrued Expenses:

	June 30,	December 31,
	2018	2017
Accrued Compensation	$1,809,897	$3,877,133
Accrued Chiller Cost	1,504,251	1,371,940
Accrued Marketing	469,377	795,407
Accrued Freight	524,288	354,959
Accrued Utility	186,000	198,000
Accrued VAT	293,309	172,711
Other Accrued Expenses	767,708	749,198
	$5,554,830	$7,519,348

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Debt:

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

Borrowings under our Revolving Credit Facilities totaled $6.0 million, offset by repayments of $2.0 million, for the six months ended June 30, 2018. There was $4.0 million of debt outstanding under the Credit Facilities as of June 30, 2018.

Interest expense and fees totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of June 30, 2018 and December 31, 2017.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended June 30, 2018 and 2017 is $1,301,774 and $1,229,353, respectively. Total compensation cost for share-based payments recognized for the six months ended June 30, 2018 and 2017 is $2,394,034 and $2,159,510, respectively.

2006 Stock Plan—The options in this plan are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At June 30, 2018, there were zero shares available for grant as the 2006 Plan is frozen. The total number of unexercised options for the 2006 Plan is 14,544.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At June 30, 2018, there were zero shares available for grant as the 2010 Plan is frozen no further grants may be issued under the 2010 Plan. The total number of unexercised options for the 2010 Plan is 661,523.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan 3,979,200 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At June 30, 2018, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years and non-employee director RSUs vest over one year).The total number of unexercised options and RSUs for the 2014 Plan is 1,723,481.

At June 30, 2018, there were 1,938,717 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, share-based awards were granted to the Company’s Chief Executive Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of June 30, 2018, the awards granted were time-based (cliff vest in equal increments over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the six months ended June 30, 2018.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,030,266	$9.47
Granted	95,364	16.45
Exercised	(110,389)	9.05
Outstanding at June 30, 2018	2,015,241	$9.82

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the six months ended June 30, 2018.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,154,393	$10.50
Granted	21,455	16.45
Outstanding at June 30, 2018	1,175,848	$10.61

As of June 30, 2018, 488,352 performance-vested stock options at a weighted average exercise price of $10.00 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three and six months ended June 30, 2018.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the six months ended June 30, 2018.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2017	165,240	$10.99
Granted	117,804	16.53
Issued upon vesting	(74,583)	10.53
Outstanding at June 30, 2018	208,461	$14.29

Note 8 – Net Loss Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three and six months ended June 30, 2018 and 2017, there were no adjustments between net loss and net loss attributable to common stockholders.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The potentially dilutive securities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service Period Stock Options	2,070,511	2,823,313	2,048,563	2,792,566
Restricted Stock Units	229,513	175,918	198,205	136,933
Performance Stock Options	39,253	—	39,253	—
Warrants	—	61,117	—	61,117
Total	2,339,277	3,060,348	2,286,021	2,990,616

For the three and six months ended June 30, 2018 and 2017, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 9 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Note 10 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements.

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

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers and have installed Freshpet Fridges in over 18,600 retail stores as of June 30, 2018. All of our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Selling, general and administrative costs. Selling, general & administrative (“SG&A”) costs as a percentage of net sales have historically been decreasing. SG&A as a percentage of net sales decreased from 81.3% in the year ended 2012 to 48.0% in the year ended 2017. Due to our Feed the Growth initiative, which increases our investment in media, we do not expect our SG&A as a percentage of net sales to change significantly in the near-term. We believe that as we begin to realize the benefits of our Feed the Growth initiative SG&A expenses will once again significantly decrease as a percentage of net sales. SG&A as a percentage of net sales was  53.2% in the six months ended June 30, 2017 and 54.9%  in the six months ended June 30, 2018.

Outbound freight. We utilize a third-party logistics provider for outbound freight. Additionally, we sell through third-party distributors for the grocery (including online), mass, club, pet specialty and natural classes in the United States, Canada, and Europe.

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

Income Taxes

At December 31, 2017, we had federal NOL carryforwards of approximately $175.0 million, which expire at various dates between 2025 and 2037. We may be subject to the NOL utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, the federal published interest rate and changes to our capital during a specified period. If we were to undergo an ownership change, it is likely that the utilization of the NOLs will be substantially limited. A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2017 and 2016, we determined that a valuation allowance of 100% is deemed appropriate.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$47,625	100%	$38,728	100%	$90,795	100%	$72,406	100%
Cost of goods sold	24,747	52	20,559	53	47,789	53	38,433	53
Gross profit	22,878	48	18,169	47	43,006	47	33,973	47
Selling, general and administrative expenses	26,288	55	19,997	52	49,825	55	38,541	53
Loss from operations	(3,410)	(7)	(1,828)	(5)	(6,819)	(8)	(4,568)	(6)
Other income/(expenses), net	26	0	(615)	(2)	3	0	(557)	(1)
Interest expense	(98)	(0)	(190)	1	(167)	(0)	(366)	0
Loss before income taxes	(3,481)	(7)	(2,633)	(7)	(6,983)	(8)	(5,491)	(8)
Income tax expense	19	0	21	0	38	0	42	0
Net Loss	$(3,501)	(7)%	$(2,654)	(7)%	$(7,021)	(8)%	$(5,533)	(8)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2018			2017
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$38,976	82%	13,590	$31,215	81%	12,457
Pet Specialty and Natural (2)	8,649	18	5,072	7,514	19	4,900
Net Sales	47,625	100%	18,662	$38,728	100%	17,357

(1)Stores at June 30, 2018 and June 30, 2017 consisted of 9,477 and 8,568 Grocery and 4,113 and 3,889 Mass and Club, respectively.

(2)Stores at June 30, 2018 and June 30, 2017 consisted of 4,665 and 4,583 Pet Specialty and 407 and 317 Natural, respectively.

* Includes sales from Freshpet Baked product of $0.4 million, or 1.0% of total net sales, for the three months ended June 30, 2017.

Net sales increased $8.9 million, or 23%, to $47.6 million for the three months ended June 30, 2018 as compared to the same period in the prior year. The $8.9 million increase in net sales was driven by growth of $8.2 million in our Grocery (including Online), Mass, and Club refrigerated channel and $1.1 million in our Pet Specialty and Natural refrigerated channel, partially offset by declines in Baked of $0.4 million. Net sales excluding baked increased $9.3 million, or 24% for the three months ended June 30, 2018 as compared to the same period in the prior year. Our Freshpet Fridge store locations grew by 7.5% to 18,662 as of June 30, 2018 compared to 17,357 as of June 30, 2017 .

Gross Profit

Gross profit increased $4.7 million, or 26%, to $22.9 million for the three months ended June 30, 2018 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales and increased gross margin.

Our gross profit margin of 48.0% for the three months ended June 30, 2018 increased 110 basis points compared to the same period in the prior year, due to increased efficiencies through scale and production improvements of 270 basis points and leverage on depreciation expense of 60 basis points, partially offset by increases in raw material cost of 140 basis points, unabsorbed labor cost in advance of a new seven day operation that will commence in the third quarter of 80 basis points.

Adjusted Gross Profit was $24.4 million and $19.6 million in the three months ended June 30, 2018 and 2017, respectively. Adjusted Gross Profit Margin was 51.2% and 50.7% in the three months ended June 30, 2018 and 2017, respectively. Adjusted Gross Profit excludes $1.5 million and $1.4 million of depreciation expense in the three months ended June 30, 2018 and June 30, 2017, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.3 million, or 31%, to $26.3 million for the three months ended June 30, 2018 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $3.8 million, higher selling expense of $0.4 million, higher variable cost due to volume of $1.1 million, higher depreciation and option expense of $0.3 million and incremental operating expenses of $0.7 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses increased to 55.2% for the three months ended June 30, 2018 from 51.6% for the three months ended June 30, 2017. Adjusted SG&A increased as a percentage of net sales to 52.5% in the second quarter of 2018 as compared to 48.6% of net sales in the second quarter of 2017. Adjusted SG&A excludes $1.2 million of share-based compensation and $0.1 million of litigation expense in the second quarter of 2018 and $1.2 million for share-based compensation expense in the second quarter of 2017. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations increased $1.6 million to $3.4 million for the three months ended June 30, 2018 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was $0.1 million and $0.2 million in the three months ended June 30, 2018 and 2017, respectively.

Other Income/(Expenses), net

Other income (expenses), net decreased $0.6 million for the three months ended June 30, 2018 as compared to the same period in the prior year, primarily related to the revaluation of outstanding warrants and foreign currency contracts in the second quarter of 2017.

Net Income/(Loss)

Net Loss increased $0.8 million to $3.5 million for the three months ended June 30, 2018 as compared to net loss of $2.7 million for the same period in the prior year.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales

The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2018			2017
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$73,993	81%	13,590	$58,500	81%	12,457
Pet Specialty and Natural (2)	16,802	19	5,072	13,906	19	4,900
Net Sales	$90,795	100%	18,662	$72,406	100%	17,357

(1)Stores at June 30, 2018 and June 30, 2017 consisted of 9,477 and 8,568 Grocery and 4,113 and 3,889 Mass and Club, respectively.

(2)Stores at June 30, 2018 and June 30, 2017 consisted of 4,665 and 4,583 Pet Specialty and 407 and 317 Natural, respectively.

* Includes sales from Freshpet Baked product of $1.3 million, or 1.7% of total net sales, for the six months ended June 30, 2017.

Net sales increased $18.4 million, or 25%, to $90.8 million for the six months ended June 30, 2018 as compared to the same period in the prior year. The $18.4 million increase in net sales was driven by growth of $16.7 million in our Grocery (including Online), Mass, and Club refrigerated channel and $2.9 million in our Pet Specialty and Natural refrigerated channel, partially offset by declines in Baked of $1.2 million. Net sales excluding baked increased $19.6 million, or 28% for the six months ended June 30, 2018 as compared to the same period in the prior year. Our Freshpet Fridge store locations grew by 7.5% to 18,662 as of June 30, 2018 compared to 17,357 as of June 30, 2017 .

Gross Profit

Gross profit increased $9.0 million, or 26.6%, to $43.0 million for the six months ended June 30, 2018 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales and gross margin.

Our gross profit margin of 47.4% for the six months ended June 30, 2018 increased 50 basis points compared to the same period in the prior year, due to increased efficiencies through scale and production improvements of 200 basis points and leverage on depreciation expense of 60 basis points, partially offset by increases in raw material cost of 140 basis points, unabsorbed labor cost in advance of a new seven day operation that will commence in the third quarter of 70 basis points.

Adjusted Gross Profit was $46.0 million and $36.9 million in the six months ended June 30, 2018 and 2017, respectively. Adjusted Gross Profit Margin was 50.7% and 50.9% in the six months ended June 30, 2018 and 2017, respectively. Adjusted Gross Profit excludes $3.0 million and $2.9 million of depreciation expense in the six months ended June 30, 2018 and June 30, 2017, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.3 million, or 29%, to $49.8 million for the six months ended June 30, 2018 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $5.8 million, higher selling expense of $0.9 million, higher variable cost due to volume of $1.9 million, higher depreciation and option expense of $0.7 million and incremental operating expenses of $2.0 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses increased to 54.9% for the six months ended June 30, 2018 from 53.2% for the six months ended June 30, 2017. Adjusted SG&A increased as a percentage of net sales to 52.2% in the first six months of 2018 as compared to 50.4% of net sales in the first six months of 2017. Adjusted

SG&A excludes $2.2 million of share-based compensation and $0.2 million of litigation expense in the first six months of 2018 and $2.1 million for share-based compensation expense in the first six months of 2017. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations increased $2.3 million to $6.8 million for the six months ended June 30, 2018 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was $0.2 million and $0.4 million in the six months ended June 30, 2018 and 2017, respectively.

Other Income/(Expenses), net

Other income (expenses), net decreased $0.6 million for the six months ended June 30, 2018 as compared to the same period in the prior year, primarily related to the revaluation of outstanding warrants and foreign currency contracts in the first six months of 2017.

Net Income/(Loss)

Net Loss increased $1.5 million to $7.0 million for the six months ended June 30, 2018 as compared to net loss of $5.5 million for the same period in the prior year.

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

•Adjusted Gross Profit

•Adjusted Gross Profit as a percentage of net sales (Adjusted Gross Margin)

•Adjusted SG&A expenses

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

The non-GAAP financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and plant start-up costs. We define Adjusted SG&A Expenses as SG&A Expenses before non-cash share-based compensation, leadership transition expenses and litigation expenses. EBITDA represents net loss plus depreciation and amortization, interest expense and income tax expense. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant start-up expense, share-based compensation, warrant fair valuation, launch expenses, leadership transition costs, and litigation expenses.

We believe that each of these non-GAAP financial measures provides an additional metric to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provides a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S. GAAP financial measures, such as net sales, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors. Adjusted EBITDA is also an important component of internal budgeting and setting management compensation. We believe these non-GAAP financial measures are also useful to investors in assessing the operating performance of our business without the effect of non-cash items and certain other items.

These non-GAAP financial measures have limitations as analytical financial measures. For example, the non-GAAP financial measures do not reflect:

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net Loss	$(3,501)	$(2,652)	$(7,021)	(5,532)
Depreciation and amortization	3,462	3,146	6,796	6,195
Interest expense	98	190	167	366
Income tax expense	19	21	38	42
EBITDA	$78	$705	$(20)	$1,071
Loss on disposal of equipment	48	85	76	91
Launch expense (a)	1,009	675	1,662	1,431
Non-cash share-based compensation	1,302	1,229	2,394	2,159
Warrant fair valuation (b)	—	487	—	379
Litigation expense (c)	93	—	228	—
Adjusted EBITDA	$2,531	$3,181	$4,340	$5,130

(a)Represents new store marketing allowance of $1,000 for each store added to our distribution network as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)Represents the change of fair value for the outstanding common stock warrants.  All warrants were converted to common stock in the third quarter of 2017.

(c)Represents fees associated with a securities lawsuit.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross Profit (as reported)	$22,878	$18,170	$43,006	$33,973
Depreciation expense	1,498	1,448	2,989	2,882
Adjusted Gross Profit	$24,376	$19,618	$45,995	$36,855
Adjusted Gross Profit as a % of Net Sales	51.2%	50.7%	50.7%	50.9%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
SG&A expenses (as reported)	$26,288	$19,997	$49,825	$38,541
Non-cash share-based compensation	1,213	1,163	2,241	2,053
Litigation expense (a)	93	—	228	—
Adjusted SG&A Expenses	$24,982	$18,834	$47,356	$36,488
Adjusted SG&A Expenses as a % of Net Sales	52.5%	48.6%	52.2%	50.4%

(a)Represents fees associated with a securities lawsuit.

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

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We also expect to invest approximately $100 million in capital expenditures to expand our plant capacity and increase distribution. We believe that cash and cash equivalents, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

Working capital consists of current assets net of current liabilities, excluding cash, net of debt. Working capital decreased $0.6 million to $7.5 million at June 30, 2018 compared with $8.1 million at December 31, 2017. The decrease was a result of a decrease in accounts receivable and accrued expenses, and an increase in accounts payable and inventory.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of June 30, 2018, our capital resources consisted primarily of $1.1 million cash on hand and $26 million available under our Credit Facilities. We expect to fund our ongoing operations and obligations with cash and cash equivalents on hand, cash flow from operations and available funds under our Credit Facilities. We may, from time to time, seek to increase our borrowing capacity under our Credit Facilities based on our capital needs and market conditions, among other factors.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
Cash at the beginning of period	$2,184	$3,908
Net cash provided by (used in) operating activities	3,140	(108)
Net cash used in investing activities	(8,933)	(7,169)
Net cash provided by financing activities	4,743	4,044
Cash at the end of period	$1,134	$675

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items (i.e. provision for loss on receivables, loss on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, share-based compensation and the fair valuation of warrants).

For the six months ended June 30, 2018, net cash provided by operating activities was $3.1 million, consisting of net loss, adjusted for reconciling non-cash items, of $2.3 million and an increase related to change in operating assets and liabilities of $0.8 million. Net income, adjusted for reconciling non-cash items, excludes $9.4 million of non-cash items primarily relating to $2.4 million of share-based compensation and $6.8 million of depreciation and amortization. The decrease related to change in operating assets and liabilities is a result of a net decrease in liabilities of $0.2 million, offset by a decrease in assets of $1.0 million The decrease in liabilities was mainly a result of result of timing of payments related to compensation. The decrease in assets was a result of a decrease in accounts receivable, offset by an increase in inventory, prepaid expenses and other current assets.

For the six months ended June 30, 2017, net cash used in operating activities was $0.1 million, consisting of adjusted net loss of $3.5 million and a decrease in operating assets and liabilities of $3.7 million. Net loss, adjusted for reconciling non-cash items, excludes $9.1 million of non-cash items primarily relating to $2.2 million of share-based compensation and $6.2 million of depreciation and amortization. The increase in assets of $5.5 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet Fridge. The increase in liabilities of $1.8 million was due to timing of payments due to increased media spend in the first quarter of fiscal year 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $8.9 million for the six months ended June 30, 2018, relating primarily to capital expenditures for Freshpet Kitchens of $2.2 million and investment in fridges and other capital spend of $6.7 million.

Net cash used in investing activities was $7.2 million for the six months ended June 30, 2017, relating primarily to capital expenditures for Freshpet Kitchens of $1.8 million and investment in fridges and other capital spend of $5.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2018, attributable to cash proceeds from the exercise of stock options of $1.0 million and proceeds of $6.0 million from borrowings under our Credit Facilities, partially offset by repayments under our Credit Facilities of $2.0 million and the repurchase of common stock related to employee tax withholdings upon issuance of restricted stock units of $0.3 million

Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2017, attributable to the borrowings under our Credit Facilities of $2.0 million and cash proceeds from the exercise of stock options of $3.5 million, partially offset by repayments of $1.5 million.

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

Borrowings under our Revolving Credit Facilities totaled $6.0 million, offset by repayments of $2.0 million, for the six months ended June 30, 2018. There was $4.0 million of debt outstanding under the Credit Facilities as of June 30, 2018.

Interest expense and fees totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of June 30, 2018 and December 31, 2017.

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

Recently Adopted Standards

Revenue Recognition

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606). Under the ASU and subsequent issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received.

Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or modified retrospectively with the cumulative effect of applying the guidance as of the date of initial application (the cumulative catch-up transition method).

The Company adopted Topic 606 in the first quarter of 2018 using the full retrospective method approach and recast prior year results as shown below. The adoption did not have any material impact on our financial statements and is limited to classification differences within the Consolidated Statements of Operations and Comprehensive Loss from cost of goods sold to a reduction to net sales. The new accounting standard did not impact Net Loss.

The Company recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the table below:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Net Revenues	$39,968,983	$(1,240,619)	$38,728,364	$74,482,918	$(2,076,983)	$72,405,935
Cost of Goods Sold	21,799,146	(1,240,619)	20,558,527	40,509,804	(2,076,983)	38,432,821
Gross Profit	$18,169,837	$—	$18,169,837	$33,973,114	$—	$33,973,114

Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Grocery (including Online), Mass and Club	$38,976,097	$31,214,749	$73,992,511	$58,499,896
Pet Specialty and Natural	8,648,859	7,513,615	16,802,046	13,906,039
Net Sales	$47,624,956	$38,728,364	$90,794,557	$72,405,935

The Company has recorded contract assets in accordance with Topic 606 of $0.2 million as of June 30, 2018. There were no contract assets as of December 31, 2017.

Standards Effective in Future Years

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (Topic 842) which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is assessing the impact of Topic 842 on its corporate office lease, and upon adoption of this guidance, expects to record the lease on its consolidated balance sheet in accordance with Topic 842.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of June 30, 2018, we had $4.0 million outstanding under our Credit Facilities. A change in interest rates of 100 basis points would cause less than a $0.1 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non- U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the six months ended June 30, 2018 recognized in Europe was approximately 1%.

The Company may enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. The foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Loss in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in Prepaid expenses and other current assets and losses reported in Accrued expenses. As of June 30, 2018, there were no forward contracts outstanding. For the three and six months ended June 30, 2018, the net loss recognized on forward contracts was less than $0.1 million.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs seek to recover damages for investors under the federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

A securities lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors under the federal securities laws. On June 21, 2018, we were granted a motion to stay the Meldon case pending (i) the close of discovery in the Curran action, or (ii) the dismissal with prejudice of the Curran action.  The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

Date: August 8, 2018	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)