Form 10-Q
period 2018-09-30
Freshpet, Inc.
filed 2018-11-06
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the registrant had 35,536,573 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth strategy;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	our ability to manage our supply chain effectively;
•	volatility in the price of our common stock; and
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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,850,063	$2,184,259
Accounts receivable, net of allowance for doubtful accounts	13,130,215	12,721,521
Inventories, net	8,709,111	10,118,394
Prepaid expenses	772,014	1,200,834
Other non-trade receivable	1,291,369	337,340
Other current assets	351,612	395,620
Total Current Assets	27,104,384	26,957,968
Property, plant and equipment, net	103,085,709	100,598,639
Deposits on equipment	3,540,516	4,370,922
Other assets	2,067,086	1,972,805
Total Assets	$135,797,695	$133,900,334
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	9,889,931	9,173,169
Accrued expenses	6,821,475	7,519,348
Borrowings under Credit Facilities	2,000,000	—
Total Current Liabilities	$18,711,406	$16,692,517
Other liabilities	281,596	304,839
Total Liabilities	$18,993,002	$16,997,356
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 35,524,330 issued and 35,510,161 outstanding on September 30, 2018, and 35,132,548 issued and outstanding on December 31, 2017	35,524	35,132
Additional paid-in capital	320,115,324	312,783,195
Accumulated deficit	(203,110,100)	(195,991,478)
Accumulated other comprehensive income	20,171	76,129
Treasury stock, at cost — 14,169 shares on September 30, 2018 and no shares on December 31, 2017	(256,226)	—
Total Stockholders' Equity	116,804,693	116,902,978
Total Liabilities and Stockholders' Equity	$135,797,695	$133,900,334

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET SALES	$50,799,601	$40,125,006	$141,594,158	$112,530,942
COST OF GOODS SOLD	27,183,648	20,622,277	74,972,294	59,055,099
GROSS PROFIT	23,615,953	19,502,729	66,621,864	53,475,843
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	23,572,314	19,303,705	73,397,781	57,844,411
INCOME (LOSS) FROM OPERATIONS	43,639	199,024	(6,775,917)	(4,368,568)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	(27,392)	41,435	(24,302)	(515,473)
Interest Expense	(94,381)	(465,253)	(261,307)	(830,932)
	(121,773)	(423,818)	(285,609)	(1,346,405)
LOSS BEFORE INCOME TAXES	(78,134)	(224,794)	(7,061,526)	(5,714,973)
INCOME TAX EXPENSE	19,032	20,754	57,096	62,261
NET LOSS	(97,166)	(245,548)	(7,118,622)	(5,777,234)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(97,166)	$(245,548)	$(7,118,622)	$(5,777,234)
OTHER COMPREHENSIVE LOSS:
Change in foreign currency translation	$(54,325)	$—	$(55,958)	$—
TOTAL OTHER COMPREHENSIVE LOSS	(54,325)	—	(55,958)	—
TOTAL COMPREHENSIVE LOSS	$(151,491)	$(245,548)	$(7,174,580)	$(5,777,234)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.00)	$(0.01)	$(0.20)	$(0.17)
-DILUTED	$(0.00)	$(0.01)	$(0.20)	$(0.17)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	35,396,550	34,666,180	35,259,365	34,316,161
-DILUTED	35,396,550	34,666,180	35,259,365	34,316,161

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,118,622)	$(5,777,234)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	(15,300)	30,953
Loss on disposal of equipment and deposits on equipment	104,769	97,692
Share-based compensation	4,170,409	3,292,362
Fair value adjustment for outstanding warrants	—	334,628
Change in reserve for inventory obsolescence	69,912	315,006
Depreciation and amortization	10,418,274	9,411,173
Amortization of deferred financing costs and loan discount	86,327	398,648
Changes in operating assets and liabilities
Accounts receivable	(393,394)	(3,534,273)
Inventories	1,339,371	(3,603,074)
Prepaid expenses, other non-trade receivables and other current assets	(481,201)	(347,876)
Other assets	(118,675)	(162,488)
Accounts payable	1,190,993	2,307,943
Accrued expenses	(697,873)	2,129,095
Other liabilities	(23,243)	236,878
Net cash flows provided by operating activities	8,531,747	5,129,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(12,681,600)	(10,835,532)
Net cash flows used in investing activities	(12,681,600)	(10,835,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(245,291)
Exercise of options to purchase common stock	3,071,883	5,612,557
Purchase of stock for tax withholding	(256,226)	—
Proceeds from borrowings under Credit Facilities	6,000,000	7,500,000
Repayment of borrowings under Credit Facilities	(4,000,000)	(9,000,000)
Net cash flows provided by financing activities	4,815,657	3,867,266
NET CHANGE IN CASH AND CASH EQUIVALENTS	665,804	(1,838,833)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,184,259	3,908,177
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,850,063	$2,069,344
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$164,202	$489,738
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$572,465	$497,209
Conversion of warrants to common stock	$-	$588,019

See accompanying notes to the unaudited consolidated financial statements

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” or the “Company”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada, and Europe into major retail classes including Grocery (including online), Mass and Club as well as Pet Specialty and Natural retail.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The results for three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.

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

Treasury Stock – The Company may purchase or withhold shares of stock to satisfy statutory employee tax obligations upon the issuance of restricted stock units to employees. Such repurchased or withheld shares are treated as treasury stock and carried at cost on the Consolidated Balance Sheet in Stockholders’ equity. During the nine months ended September 30, 2018, the Company accumulated $0.3 million of treasury stock related to employee tax withholdings.

Reclassifications – Certain prior period amounts were reclassified to conform to the current period’s presentation. Other non-trade receivables previously presented in other current assets in the consolidated balance sheet is now presented separately.

Note 2 – Recently Issued Accounting Standards:

Recently Adopted Standards

Revenue Recognition

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606). Under the ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received.

Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of applying the guidance as of the date of initial application (the cumulative catch-up transition method).

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the table below:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Net Sales	$41,199,780	$(1,074,774)	$40,125,006	$115,682,698	$(3,151,757)	$112,530,942
Cost of Goods Sold	21,697,051	(1,074,774)	20,622,277	62,206,855	(3,151,757)	59,055,099
Gross Profit	$19,502,729	$—	$19,502,729	$53,475,843	$—	$53,475,843

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

There were no contract assets as of September 30, 2018 and December 31, 2017.

Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Grocery (including Online), Mass and Club	$41,882,395	$32,766,387	$115,874,906	$91,266,283
Pet Specialty and Natural	8,917,206	7,358,619	25,719,252	21,264,659
Net Sales	$50,799,601	$40,125,006	$141,594,158	$112,530,942

Standards Effective in Future Years

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases” (Topic 842), which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is assessing the impact of Topic 842 on its corporate office lease, and upon adoption of this guidance, expects to record the lease on its consolidated balance sheet in accordance with Topic 842.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Inventories:

	September 30,	December 31,
	2018	2017
Raw Materials and Work in Process	$2,667,133	$2,471,498
Packaging Components Material	1,108,469	804,616
Finished Goods	4,952,142	7,105,425
	8,727,744	10,381,539
Reserve for Obsolete Inventory	(18,633)	(263,145)
	$8,709,111	$10,118,394

Note 4 – Property, Plant and Equipment, net:

	September 30,	December 31,
	2018	2017
Refrigeration Equipment	$78,118,968	$70,489,454
Machinery and Equipment	51,681,285	47,558,838
Building, Land, and Improvements	25,575,213	25,543,568
Furniture and Office Equipment	4,745,053	4,404,735
Leasehold Improvements	393,474	375,661
Automotive Equipment	319,496	319,496
Construction in Progress	4,076,615	3,763,894
	164,910,104	152,455,646
Less: Accumulated Depreciation and Amortization	(61,824,395)	(51,857,007)
	$103,085,709	$100,598,639

Depreciation expense related to property, plant and equipment totaled $3,549,460 and $10,208,173 for the three and nine months ended September 30, 2018, respectively, of which $1,579,278 and $4,568,607 was recorded to cost of goods sold for the three and nine months ended September 30, 2018, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Accrued Expenses:

	September 30,	December 31,
	2018	2017
Accrued Compensation and Employee Related Costs	$3,305,920	$3,902,688
Accrued Chiller Cost	1,464,609	1,371,940
Accrued Freight	515,396	354,959
Accrued Marketing	478,683	835,997
Accrued Customer Consideration	409,371	263,235
Accrued Utility	118,158	198,000
Accrued VAT	14,499	172,711
Other Accrued Expenses	514,839	419,818
	$6,821,475	$7,519,348

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

Borrowings under our Revolving Credit Facilities totaled $6.0 million, offset by repayments of $4.0 million, for the nine months ended September 30, 2018. There was $2.0 million of debt outstanding under the Credit Facilities as of September 30, 2018.

Interest expense and fees totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of September 30, 2018 and December 31, 2017.

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended September 30, 2018 and 2017 is $1,866,604 and $1,132,852, respectively. Total compensation cost for share-based payments recognized for the nine months ended September 30, 2018 and 2017 is $4,260,638 and $3,292,362, respectively.

2006 Stock Plan—The options in this plan are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At September 30, 2018, there were zero shares available for grant as the 2006 Plan is frozen. The total number of unexercised options for the 2006 Plan is 6,266.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At September 30, 2018, there were zero shares available for grant as the 2010 Plan is frozen no further grants may be issued under the 2010 Plan. The total number of unexercised options for the 2010 Plan is 610,658.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan 3,979,200 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock-based and cash-based awards. At September 30, 2018, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years and non-employee director RSUs vest over one year).The total number of unexercised options and RSUs for the 2014 Plan is 1,575,814.

At September 30, 2018, there were 1,937,945 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, share-based awards were granted to the Company’s Chief Executive Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of September 30, 2018, the awards granted were time-based (cliff vest in equal increments over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the nine months ended September 30, 2018.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,030,266	$9.47
Granted	95,366	16.45
Exercised	(291,229)	9.74
Outstanding at September 30, 2018	1,834,403	$9.79

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the nine months ended September 30, 2018.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,154,393	$10.50
Granted	21,456	16.45
Exercised	(25,970)	9.05
Outstanding at September 30, 2018	1,149,879	$10.64

During the three months ended September 30, 2018 an additional 219,185 performance shares were deemed to have performance metrics that are probable of achievement. Due to the change in assessment an additional expense of $544,530 was incurred. As of September 30, 2018, 707,537 performance-vested stock options at a weighted average exercise price of $9.97 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three and nine months ended September 30, 2018.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the nine months ended September 30, 2018.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2017	165,240	$10.99
Granted	118,764	16.70
Issued upon vesting	(74,583)	10.53
Forfeited	(188)	16.45
Outstanding at September 30, 2018	209,233	$14.39

Note 8 – Net Loss Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three and nine months ended September 30, 2018 and 2017, there were no adjustments between net loss and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service Period Stock Options	1,932,268	2,471,469	2,009,372	2,691,504
Restricted Stock Units	208,402	152,598	197,492	142,180
Performance Stock Options	13,283	—	13,283	—
Total	2,153,953	2,624,067	2,220,147	2,833,684

For the three and nine months ended September 30, 2018 and 2017, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

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

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since inception of the company in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process, we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Recent Developments

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to expand its manufacturing capacity. The expansion includes the renovation of an existing 50,000 square foot building and a 90,000 square-foot addition. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity that exceeds $500 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers and have installed Freshpet Fridges in over 19,100 retail stores as of September 30, 2018. All of our products are sold under the Freshpet brand name. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Increased penetration of Freshpet Fridge locations in major classes of retail, including grocery (including online), mass, club, pet specialty, and natural. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products.

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

Our gross profit margins are also impacted by the cost of ingredients, product mix and packaging materials. We expect to mitigate any adverse movement in input costs and product mix through a combination of price increases and cost management.

Selling, General and Administrative Expenses

Selling, general & administrative (“SG&A”) costs as a percentage of net sales have historically been decreasing. SG&A as a percentage of net sales decreased from 81.3% in the year ended 2012 to 48.0% in the year ended 2017. Due to our Feed the Growth initiative, which increases our investment in media, we expect our SG&A as a percentage of net sales to be roughly stable in the near-term. We believe that as we begin to realize the benefits of our Feed the Growth initiative, SG&A expenses will once again significantly decrease as a percentage of net sales. SG&A as a percentage of net sales was 51.4% in the nine months ended September 30, 2017 and 51.8% in the nine months ended September 30, 2018.

Our selling, general and administrative expenses consist of the following:

Outbound freight. We utilize a third-party logistics provider for outbound freight that ships directly to retailers as well as third-party distributors.

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

Share-based compensation. We account for all share-based compensation payments issued to employees, directors and non-employees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the grant date. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Income Taxes

At December 31, 2017, we had federal NOL carryforwards of approximately $175.0 million, which expire at various dates between 2025 and 2037. We may be subject to the NOL utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, the federal published interest rate and changes to our capital during a specified period. If we were to undergo an ownership change, it is likely that the utilization of the NOLs will be substantially limited. A valuation allowance is appropriate when management believes it is more likely than not that the deferred tax asset will not be realized. At December 31, 2017 and 2016, we determined that a valuation allowance of 100% was appropriate.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$50,799	100%	$40,125	100%	$141,594	100%	$112,531	100%
Cost of goods sold	27,184	54	20,622	51	74,972	53	59,055	52
Gross profit	23,615	46	19,503	49	66,622	47	53,476	48
Selling, general and administrative expenses	23,572	46	19,304	48	73,398	52	57,844	51
Loss from operations	43	0	199	0	(6,776)	(5)	(4,368)	(4)
Other income/(expenses), net	(27)	(0)	41	0	(24)	(0)	(516)	(0)
Interest expense	(94)	(0)	(465)	(1)	(261)	(0)	(831)	0
Loss before income taxes	(78)	(0)	(225)	(1)	(7,061)	(5)	(5,715)	(5)
Income tax expense	19	0	21	0	57	0	62	0
Net Loss	$(97)	(0)%	$(246)	(1)%	$(7,118)	(5)%	$(5,777)	(5)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2018			2017
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$41,882	82%	14,030	$32,766	82%	12,777
Pet Specialty and Natural (2)	8,917	18	5,077	7,359	18	4,873
Net Sales	50,799	100%	19,107	$40,125	100%	17,650

(1)Stores at September 30, 2018 and September 30, 2017 consisted of 9,880 and 8,872 Grocery (including online) and 4,150 and 3,905 Mass and Club, respectively.

(2)Stores at September 30, 2018 and September 30, 2017 consisted of 4,664 and 4,539 Pet Specialty and 413 and 334 Natural, respectively.

* Includes sales from Freshpet Baked product of $0.4 million, or 1.0% of total net sales, for the three months ended September 30, 2017.

Net sales increased $10.7 million, or 26.6%, to $50.8 million for the three months ended September 30, 2018 as compared to the same period in the prior year. The $10.7 million increase in net sales was driven by growth of $9.5 million in our Grocery (including Online), Mass, and Club refrigerated channel and $1.6 million in our Pet Specialty and Natural refrigerated channel, partially offset by declines in Freshpet Baked product of $0.4 million. Net sales excluding Freshpet Baked product increased $11.1 million, or 27.6%, for the three months ended September 30, 2018 as compared to the same period in the prior year. Our Freshpet Fridge store locations grew by 8.3% to 19,107 as of September 30, 2018 compared to 17,650 as of September 30, 2017.

Gross Profit

Gross profit increased $4.1 million, or 21.0%, to $23.6 million for the three months ended September 30, 2018 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales offset by decreased gross margin.

Our gross profit margin of 46.5% for the three months ended September 30, 2018 decreased 210 basis points compared to the same period in the prior year, due to increases in raw material cost of 200 basis points, unabsorbed labor cost in advance of a new seven day operation of 90 basis points, partially offset by leverage on depreciation expense of 50 basis points, and increased efficiencies through scale and production improvements of 30 basis points.

Adjusted Gross Profit was $25.2 million and $21.0 million in the three months ended September 30, 2018 and 2017, respectively. Adjusted Gross Profit Margin was 49.6% and 52.2% in the three months ended September 30, 2018 and 2017, respectively. Adjusted Gross Profit excludes $1.6 million and $1.4 million of depreciation expense in the three months ended September 30, 2018 and September 30, 2017, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million, or 22.1%, to $23.6 million for the three months ended September 30, 2018 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $0.5 million, higher selling expense of $0.6 million, higher variable cost due to volume of $0.9 million, higher depreciation and option expense of $0.9 million and incremental operating expenses of $1.4 million. The increased operating expenses were primarily due to new hires and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 46.4% for the three months ended September 30, 2018 from 48.1% for the three months ended September 30, 2017.

Adjusted SG&A decreased as a percentage of net sales to 42.5% in the three months ended September 30, 2018 as compared to 45.2% of net sales in the three months ended September 30, 2017. Adjusted SG&A excludes $1.7 million of share-based compensation, $0.1 million of litigation expense, and $0.1 million of fees related to a shelf registry statement for the three months ended September 30, 2018 and $1.1 million for share-based compensation expense and $0.1 million of leadership transition expense for the three months ended September 30, 2017. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income (Loss) from Operations

Income from Operations decreased $0.2 million to less than $0.1 million for the three months ended September 30, 2018 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was $0.1 million and $0.5 million in the three months ended September 30, 2018 and 2017, respectively. Interest expense in the three months ended September 30, 2017 included $0.3 million of accelerated amortization of debt issuance costs related to the amendment of our Credit Facilities.

Other Income/(Expenses), net

Other income (expenses), net decreased to less than ($0.1 million) for the three months ended September 30, 2018 as compared to the same period in the prior year.

Net Loss

Net loss decreased $0.1 million to $0.1 million for the three months ended September 30, 2018 as compared to the same period in the prior year.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Sales

The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2018			2017
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$115,875	82%	14,030	$91,266	81%	12,777
Pet Specialty and Natural (2)	25,719	18	5,077	21,265	19	4,873
Net Sales	$141,594	100%	19,107	$112,531	100%	17,650

(1)Stores at September 30, 2018 and September 30, 2017 consisted of 9,880 and 8,872 Grocery (including online) and 4,150 and 3,905 Mass and Club, respectively.

(2)Stores at September 30, 2018 and September 30, 2017 consisted of 4,664 and 4,539 Pet Specialty and 413 and 334 Natural, respectively.

* Includes sales from Freshpet Baked product of $1.7 million, or 2% of total net sales, for the nine months ended September 30, 2017.

Net sales increased $29.1 million, or 25.8%, to $141.6 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. The $29.1 million increase in net sales was driven by growth of $26.3 million in our Grocery (including Online), Mass, and Club refrigerated channel and $4.5 million in our Pet Specialty and Natural refrigerated channel, partially offset by declines in Freshpet Baked product of $1.7 million. Net sales excluding Freshpet Baked product increased $30.8 million, or 27.6%, for the nine months ended September 30, 2018 as compared to the same period in the prior year. Our Freshpet Fridge store locations grew by 8.3% to 19,107 as of September 30, 2018 compared to 17,650 as of September 30, 2017.

Gross Profit

Gross profit increased $13.1 million, or 24.6%, to $66.6 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by decreased gross margin.

Our gross profit margin of 47.1% for the nine months ended September 30, 2018 decreased 50 basis points compared to the same period in the prior year, due to increases in raw material cost of 160 basis points, unabsorbed labor cost in advance of a new seven day operation that will commence in the third quarter of 80 basis points, offset by increased efficiencies through scale and production improvements of 140 basis points and leverage on depreciation expense of 50 basis points.

Adjusted Gross Profit was $71.2 million and $57.8 million in the nine months ended September 30, 2018 and 2017, respectively. Adjusted Gross Profit Margin was 50.3% and 51.4% in the nine months ended September 30, 2018 and 2017, respectively. Adjusted Gross Profit excludes $4.5 million and $4.3 million of depreciation expense in the nine months ended September 30, 2018 and September 30, 2017, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.6 million, or 26.9%, to $73.4 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $6.3 million, higher selling expense of $1.5 million, higher variable cost due to volume of $2.7 million, higher depreciation and option expense of $1.6 million and incremental operating expenses of $3.5 million. The increased operating expenses were primarily due to new hires and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses increased to 51.8% for the nine months ended September 30, 2018 from 51.4% for the nine months ended September 30, 2017.

Adjusted SG&A increased as a percentage of net sales to 48.7% in the nine months ended September 30, 2018 as compared to 48.5% of net sales in the nine months ended September 30, 2017. Adjusted SG&A excludes $3.9 million of share-based compensation, $0.3 million of litigation expense, and $0.1 million of expenses related to a shelf registration statement in the nine months ended September 30, 2018 and $3.1 million for share-based compensation expense and $0.1 leadership transition expenses in the nine months ended September 30, 2017. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations increased $2.4 million to $6.8 million for the nine months ended September 30, 2018 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense, relating primarily to our Credit Facilities, was $0.3 million and $0.8 million in the nine months ended September 30, 2018 and 2017, respectively. Interest expense in the nine months ended September 30, 2017 includes $0.3 million of accelerated amortization of debt issuance costs related to the amendment of our Credit Facilities.

Other Income/(Expenses), net

Other income (expenses), net decreased ($0.5 million) to less than ($0.1 million) for the nine months ended September 30, 2018 as compared to the same period in the prior year.

Net Loss

Net Loss increased $1.3 million to $7.1 million for the nine months ended September 30, 2018 as compared to the same period in the prior year.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net Loss	$(97)	$(246)	$(7,119)	$(5,778)
Depreciation and amortization	3,623	3,216	10,419	9,411
Interest expense	94	465	261	831
Income tax expense	19	21	57	62
EBITDA	$3,639	$3,456	$3,619	$4,526
Loss on disposal of equipment	29	7	105	98
Launch expense (a)	1,015	929	2,677	2,359
Non-cash share-based compensation	1,776	1,133	4,170	3,292
Warrant fair valuation (b)	—	(44)	—	335
Shelf registration expenses (c)	137	—	137	—
Leadership transition expenses (d)	—	100	—	100
Litigation expense (e)	120	—	348	—
Adjusted EBITDA	$6,716	$5,580	$11,056	$10,709

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

(c)Represents expenses related to the preparation and filing of a shelf registration statement.

(d) Leadership transition expenses represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

(e)Represents fees associated with a securities lawsuit.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross Profit (as reported)	$23,616	$19,503	$66,622	$53,476
Depreciation expense	1,579	1,448	4,569	4,330
Adjusted Gross Profit	$25,196	$20,951	$71,191	$57,805
Adjusted Gross Profit as a % of Net Sales	49.6%	52.2%	50.3%	51.4%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
SG&A expenses (as reported)	$23,572	$19,304	$73,398	$57,844
Non-cash share-based compensation	1,706	1,064	3,947	3,118
Shelf registration expenses (a)	137	—	137	—
Leadership transition expenses (b)	—	100	—	100
Litigation expense (c)	120		348	—
Adjusted SG&A Expenses	$21,609	$18,139	$68,966	$54,628
Adjusted SG&A Expenses as a % of Net Sales	42.5%	45.2%	48.7%	48.5%

(a)Represents expenses related to the preparation and filing of a shelf registration statement.

(b)Leadership transition expenses represent costs detailed within our former Chief Executive Officer’s separation agreement as well as incremental costs associated with leadership transition.

(c) Represents fees associated with a securities lawsuit.

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

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. We also expect to invest approximately $100 million in capital expenditures to expand our plant capacity and increase distribution. We believe that cash and cash equivalents, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

Working capital consists of current assets net of current liabilities, excluding cash, net of debt. Working capital decreased $0.5 million to $7.5 million at September 30, 2018 compared with $8.1 million at December 31, 2017. The decrease was a result of a decrease in inventory and accrued expenses, and an increase in accounts payable.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of September 30, 2018, our capital resources consisted primarily of $2.9 million cash on hand and $28.0 million available under our Credit Facilities. We expect to fund our ongoing operations and obligations with cash and cash equivalents on hand, cash flow from operations and available funds under our Credit Facilities. We may, from time to time, seek to increase our borrowing capacity under our Credit Facilities based on our capital needs and market conditions, among other factors.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
Cash at the beginning of period	$2,184	$3,908
Net cash provided by (used in) operating activities	8,532	5,129
Net cash used in investing activities	(12,682)	(10,836)
Net cash provided by financing activities	4,816	3,867
Cash at the end of period	$2,850	$2,069

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items (i.e. provision for gain/loss) on receivables, loss on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, share-based compensation and the fair valuation of warrants).

For the nine months ended September 30, 2018, net cash provided by operating activities was $8.5 million, consisting of net loss of $7.1 million, adjusted for reconciling non-cash items of $14.8 million and an increase related to change in operating assets and liabilities of $0.8 million. Net income, adjusted for reconciling non-cash items, excludes $14.8 million of non-cash items primarily relating to $4.2 million of share-based compensation and $10.4 million of depreciation and amortization. The increase in cash related to change in operating assets and liabilities is a result of a net increase in liabilities of $0.5 million, and a net decrease in assets of $0.3 million. The increase to cash related to the increase in liabilities was mainly a result of a decrease in accounts payable due to timing of payments. The increase to cash related to the decrease in assets was a result of a decrease in the inventory balance, and the prepaid expense balance offset by an increase in the accounts receivable balance, and other non-trade receivable balance.

For the nine months ended September 30, 2017, net cash provided by operating activities was $5.1 million, consisting of adjusted net loss of $8.1 million and a decrease in operating assets and liabilities of $3.0 million. Net loss, adjusted for reconciling non-cash items, excludes $13.9 million of non-cash items primarily relating to $3.3 million of share-based compensation and $9.4 million of depreciation and amortization. The increase in assets of $7.6 million is primarily related to growth in accounts receivable, which is primarily due to growth in net sales and an increase in the number of stores with a Freshpet Fridge. The increase in liabilities of $4.7 million was due to timing of payments due to increased media spend in the third quarter of fiscal year 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.7 million for the nine months ended September 30, 2018, relating primarily to capital expenditures for Freshpet Kitchens of $4.5 million (of which $1.3 million relates to our Kitchens 2.0 capacity expansion project) and investment in fridges and other capital spend of $8.2 million.

Net cash used in investing activities was $10.8 million for the nine months ended September 30, 2017, relating primarily to capital expenditures for Freshpet Kitchens of $2.8 million and investment in fridges and other capital spend of $8.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2018, attributable to cash proceeds from the exercise of stock options of $3.0 million and proceeds of $6.0 million from borrowings under our Credit Facilities, partially offset by repayments under our Credit Facilities of $4.0 million and the repurchase of common stock related to employee tax withholdings upon issuance of restricted stock units of $0.3 million.

Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2017, attributable to the borrowings under our Credit Facilities of $7.5 million and cash proceeds from the exercise of stock options of $5.6 million, partially offset by repayments of $9.0 million and payments of debt issuance costs in connection with the amendment of our Credit Facility of $0.2 million.

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

Borrowings under our Revolving Credit Facilities totaled $6.0 million, offset by repayments of $4.0 million, for the nine months ended September 30, 2018. There was $2.0 million of debt outstanding under the Credit Facilities as of September 30, 2018.

Interest expense and fees totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of September 30, 2018 and December 31, 2017.

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

The Company adopted Topic 606 in the first quarter of 2018 using the full retrospective method approach and recast prior year results as shown below. The adoption did not have any material impact on our financial statements and is limited to classification differences within the Consolidated Statements of Operations and Comprehensive Income (Loss) from cost of goods sold to a reduction to net sales. The new accounting standard did not impact Net Income (Loss).

The Company recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the table below:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Net Sales	$41,199,780	$(1,074,774)	$40,125,006	$115,682,698	$(3,151,757)	$112,530,942
Cost of Goods Sold	21,697,051	(1,074,774)	20,622,277	62,206,855	(3,151,757)	59,055,099
Gross Profit	$19,502,729	$—	$19,502,729	$53,475,843	$—	$53,475,843

Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Grocery (including Online), Mass and Club	$41,882,395	$32,766,387	$115,874,906	$91,266,283
Pet Specialty and Natural	8,917,206	7,358,619	25,719,252	21,264,659
Net Sales	$50,799,601	$40,125,006	$141,594,158	$112,530,942

There were no contract assets as of September 30, 2018 and December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of September 30, 2018, we had $2.0 million outstanding under our Credit Facilities. A change in interest rates of 100 basis points would cause less than a $0.1 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the nine months ended September 30, 2018 recognized in Europe was approximately 1%.

The Company may enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. The foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in Prepaid expenses and other current assets and losses reported in Accrued expenses. As of September 30, 2018, there were no forward contracts outstanding. For the three and nine months ended September 30, 2018, the net loss recognized on forward contracts was less than $0.1 million.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs seek to recover damages for investors under the federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonable possible range of loss, if any, that may result from this matter.

A securities lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors under the federal securities laws. On June 21, 2018, we were granted a motion to stay the Meldon case pending (i) the close of discovery in the Curran action, or (ii) the dismissal with prejudice of the Curran action.  The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonable possible range of loss, if any, that may result from this matter.

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

Date: November 6, 2018	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)