Form 10-K
period 2018-12-31
Freshpet, Inc.
filed 2019-02-28
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $721 million.

As of February 26, 2019, 35,643,964 shares of common stock of the registrant were outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet, Inc. (“Freshpet” or the “Company”) is disrupting the $30.0 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2018, Freshpet Fridges were located in approximately 19,500 stores, and we believe there is an opportunity to install a Freshpet Fridge in at least 30,000 stores across North America. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated with our recent initiatives in the U.K. market.

Our Industry

We primarily compete in the North American dog and cat food market which we estimate has grown at an average compounded annual growth rate of approximately 6% from 2012 to 2018. We believe pet food spending in North America will continue to increase at a similar rate over the next five years. Of the total market, we estimate that dog food, cat food and treats & mixers accounted for retail sales of $30.0 billion. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently 84.6 million pet-owning households, or 68% of total households, and over 300 million pets in the United States, according to the American Pet Products Association.

Pet humanization.    According to Packaged Facts, 95% of U.S. pet owners view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions. Nearly 80% of U.S. pet owners are as concerned about the quality of their pet’s food as they are about their own, according to market researcher Mintel.

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

Our Opportunity

Even though long-term consumer trends of pet humanization and health and wellness are well documented, conventional pet food sold as dry kibble or wet food in cans has not changed substantially for decades. We believe that the pet food industry has not kept pace with how consumers think about food for their families, including their pets. As a result, consumers are searching for higher quality, less processed food for their dogs and cats—meals that measure up to today’s sensibilities of what actually constitutes “good food.” Freshpet was specifically designed to address this growing need with affordable offerings accessible to the average consumer.

Our Mission and Values

We started Freshpet with a single-minded mission—to bring the power of real, fresh food to our dogs and cats. And, we are committed to doing so in ways that are good for Pets, People and Planet.

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. We cook our fresh, nutritious pet food with the same care that we would take in preparing human food. Through the Freshpet Foundation, we support nutritional research in areas of prevention, care and treatment of diseases in dogs. Since founding Freshpet, we have donated over four million fresh meals to pets via shelters, charitable organizations and humane societies. Our team members get paid time off to pursue activities that help pets in their community. We also participate in Random Acts of Kindness to do our part to improve the lives of pets and pet parents.

People

People include our team members, our partners and pet parents. We treat our team members with respect and are committed to helping them develop professionally and personally. As a demonstration of our commitment, beginning in 2019, all full-time hourly team members, with at least one year of service, will be eligible for equity grants. These equity grants are in addition to their existing wages, benefits and performance incentives. We try to be good partners with customers, distributors and suppliers by conducting business with honesty and transparency. Additionally, we strive to help pet owners by providing pet parenting resources.

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

Our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by different classes of trade and are available in multiple forms, including slice and serve rolls, bagged meals and tubs.

We also offer fresh treats across all classes of retail under the Dognation and Dog Joy labels.

Our Product Innovation

As the first manufacturer of fresh, refrigerated pet food distributed across North America, product innovation is core to our strategy. We take a fresh approach to pet food and are not constrained by conventional pet food products, attributes and production capabilities. We employ a tightly-knit, creative team of marketing and research and development professionals, and we consult with outside experts through our Nutrition Council, which consist of PhD’s in nutrition and veterinary nutritionists. Our team often identifies pet parents’ needs by evaluating emerging demand trends in both pet food and human food. Our research and development facility located near the Freshpet Kitchens tests small batches of new recipes and tries out new cooking techniques. New products are refined iteratively with the help of consumer panel data to arrive at products that we believe can be commercially successful.

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

Our Innovation Center near our Freshpet Kitchens manufacturing plant, helps us ensure that we remain capable of strong innovation including creating new product platforms to expand the breadth of our fresh offerings. We expect that new product introductions will continue to meaningfully drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing facility in North America, the Freshpet Kitchens in Pennsylvania. This 100,000 square foot facility was built to United States Department of Agriculture standards and houses four production lines customized to produce fresh, refrigerated food. In 2018, approximately 97% of our product volume was manufactured by us.

Expansion: Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to expand its manufacturing capacity. The expansion includes the renovation of an existing 50,000 square foot building and a 90,000 square-foot addition. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $540 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. We use high quality food grade plastic packaging materials. Over 60% of our ingredients are sourced locally from within a 200 mile radius of the Freshpet Kitchens, and 96% are from North America. We maintain rigorous standards for ingredient quality and safety. By volume, our largest input, fresh chicken, represents approximately 50% of total ingredients. In order to retain operating flexibility and negotiating leverage, we do not enter into exclusivity agreements or long-term commitments with any of our suppliers. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Beginning in 2016, outbound transportation from our facility is handled through a third-party refrigerated freight broker. We expect to be able to leverage certain distribution costs as volumes grow. We use national and regional distributors to cover the grocery (including online), mass, pet specialty and natural retail classes.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our company-owned manufacturing facility allows us to exercise significant control over production. Our quality assurance team includes 23 professionals with significant experience in pet and human food production.

Our production processes are designed to meet science-based quality standards with documented plans for Hazard Analysis Critical Control Points and Hazard Analysis Risk Based Preventive Control to monitor established production controls, calibrate instruments, record data and perform corrective actions. Our on-site laboratory has microbial and composition testing capabilities. Quality control approvals are based on a positive release strategy, wherein a batch can only be shipped when it passes control point record reviews and laboratory testing. Before commencing production,  quality assurance professionals swab equipment to test for potential contaminants.

Freshpet’s food safety program is certified at Safe Quality Food Level III, which is the highest standard determined under the Global Food Safety Initiative Benchmarks. We believe our systems and standards for product quality and safety can support our growth and ensure continued success in the market.

Our Customers and Distributors

We sell our products throughout United States, Canada, and the United Kingdom, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in approximately 19,500 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 30,000 stores in North America. We sell our products through the following classes of retail: grocery (including online), mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third-party distributor. In 2018, our largest distributor by net sales, McLane Company, Inc., accounted for 16% of our net sales.

The Freshpet Fridge

We sell our products through a growing network of company-owned branded refrigerators, the Freshpet Fridges. Our Freshpet Fridges are typically four feet wide by seven feet high and replace standard shelving in the pet aisle or an end-cap of a retail store. Our Freshpet Fridge designs are constantly evolving with all new models featuring prominent edge-lit LED headers, LED interior lighting, crisp black interiors and frameless glass swing doors for aesthetics and easy access. We use state-of-the-art refrigeration technology and environmentally friendly refrigerants to minimize energy consumption and environmental impact.

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

Installation into retail locations and ongoing maintenance of the Freshpet Fridge is coordinated by Freshpet and executed through leading third-party service providers. All of our Freshpet Fridges are protected by a manufacturer warranty of three years. Our refrigerators are designed to be highly reliable, and at any given time less than 1% of the network is out of service for maintenance. Moreover, to ensure quality, cleanliness and appropriate in-stock levels, we employ brokerage partners to conduct a physical audit of the Freshpet Fridge network on an ongoing basis, with photographic results of our Freshpet Fridges transmitted back to Freshpet for review by members of our sales team.

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

Our network of approximately 19,500 branded Freshpet Fridges in prominent locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, Twitter and YouTube.

Our marketing strategy has allowed us to drive new consumers to our brand and develop a highly engaged community of users who actively advocate for Freshpet.

Competition

Pet food is a highly competitive industry. We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of The J.M. Smucker Company). We also compete with specialty and natural pet food manufacturers such as Colgate-Palmolive and General Mills. In addition, we compete with many regional niche brands in individual geographic markets.

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

Team Members

As of December 31, 2018, we had 382 employees, of which all but six are located in the United States. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

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

Trademarks and Other Intellectual Property

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, among others, Freshpet, Vital, Nature’s Fresh, Roasted Meals, Fresh From The Kitchen, Freshpet Dog Joy, Dognation, Homestyle Creations and Pets People Planet.

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

We believe that our cash and cash equivalents, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

Certain of our variable rate indebtedness uses LIBOR as a benchmark, which is subject to regulatory uncertainty that could increase the cost of our variable rate indebtedness.

Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

We also may be subject to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could harm our brand image, be costly and time-consuming and may require management to spend time defending the claims rather than operating our business.

The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our net sales. During 2018, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for more than 66% of our net sales. In 2018, our largest distributor by net sales, McLane Company, Inc., accounted for 16% of our net sales. These percentages may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

All of the products we manufacture in-house are processed through our Freshpet Kitchens in Bethlehem, Pennsylvania, which we believe is North America’s first fresh, refrigerated pet food manufacturing facility. Accordingly, we have limited available manufacturing capacity to meet our quality standards. Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to expand its manufacturing capacity. The expansion includes the renovation of an existing 50,000 square foot building and a 90,000 square-foot addition. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $540 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. Our Freshpet Kitchens 2.0 may not be successfully completed on a timely basis, or at all, or we may not achieve our expected results following its completion.

In addition, an unforeseen event, such as a natural disaster or work stoppage, at our Freshpet Kitchens could significantly limit our manufacturing capacity.

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

If we fail to develop and maintain our brand, or the quality of our products that customers have come to expect, our business could suffer.

We believe that developing and maintaining our brand and the quality of our products is critical to our success. The importance of our brand recognition and the quality of our products may become even greater as competitors offer more products similar to ours. Our financial success is directly dependent on consumer perception of our brand and our products. Our brand-building activities involve providing high-quality products, increasing awareness of our brand, creating and maintaining brand loyalty and increasing the availability of our products.

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

We may choose to expand our global footprint by entering into new markets. For example, we recently expanded our business to five retailers in the United Kingdom, where our products are selling in 424 stores.  As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business. These risks include:

•	fluctuations in currency exchange rates;
•	the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;
•	customers in some foreign countries potentially having longer payment cycles;
•

changes in local tax laws, tax rates in some countries that may exceed those of the United States or Canada and lower earnings due to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	seasonal reductions in business activity;
•	port conditions and the pricing of freight transport;
•	the credit risk of local customers and distributors;
•	general economic and political conditions;
•	any attempt by the Trump administration to withdraw from or materially modify the North American Free Trade Agreement (“NAFTA”) and certain other international trade agreements;
•	unexpected changes in legal, regulatory or tax requirements;
•	unexpected changes in import and export regulations, processes and procedures;
•	differences in culture and trends in foreign countries with respect to pets and pet care;
•	the difficulties associated with managing a large global organization;
•

the risk that certain governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including nationalization of private enterprise;

•	non-compliance with applicable currency exchange control regulations, transfer pricing regulations or other similar regulations;
•	violations of the Foreign Corrupt Practices Act or comparable local anticorruption laws by acts of agents and other
•	intermediaries whom we have limited or no ability to control; and
•	violations of regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Asset Control.

In addition, our expansion into new countries may require significant resources and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our operations outside of the United States and Canada.

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

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, the risk of such claims may be exacerbated. Any such claims, even those without merit, could (i) require us to expend significant resources, (ii) cause us to cease making or using products that incorporate the challenged intellectual property, (iii) require us to redesign, reengineer or rebrand our products or packaging, including our Freshpet Fridges located in approximately 19,500 retail stores, (iv) divert management’s attention and resources or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property, which may not be available to us on acceptable terms or at all. Any of such events may adversely impact our business, financial condition and results of operations.

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

As of December 31, 2018, we had federal net operating loss (“NOLs”) carryforwards of approximately $183.3 million and state NOLs of approximately $147.2 million that we may use to offset against taxable income for U.S. federal and state income tax purposes, respectively. In general, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its “pre-ownership change” NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect. In addition, under the tax reform bill commonly known as the Tax Cuts and Jobs Act, (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2017 cannot be carried back to prior taxable years. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

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

The trading price of our common stock has been, and may continue to be, volatile, and you may not be able to resell your shares at or above the purchase price. Such volatility could be based on various factors in addition to those otherwise described in this report, including those described under “—Risks Related to Our Business and Industry” and the following:

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

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price and we are currently defending against the claims made in Curran v. Freshpet, Inc. et al and Meldon v. Freshpet, Inc. et al. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

As of December 31, 2018, we had 35,556,595 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

As of December 31, 2018, MidOcean Partners and certain of its affiliates (“MidOcean”) owned approximately 20.5% of our common stock. As a result, MidOcean could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority stockholder approval.

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

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to expand its manufacturing capacity. The expansion includes the renovation of an existing 50,000 square foot building and a 90,000 square-foot addition. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $540 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020.

ITEM 3. LEGAL PROCEEDINGS

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs seek to recover damages for investors under the federal securities laws. Plaintiff has filed a motion for class certification.  Freshpet has filed an opposition to Plaintiff’s motion for class certification and requested an evidentiary hearing on the motion.  Discovery is ongoing.  The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

A securities lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors under the federal securities laws. On June 21, 2018, we were granted a motion to stay the Meldon case pending (i) the close of discovery in the Curran action, which is currently scheduled for March 8, 2019 or (ii) the dismissal with prejudice of the Curran action.  The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issueR purchases of equity secuRIties

Market Information

Shares of our common stock are publicly traded on the Nasdaq Global Market under the symbol "FRPT".

The number of stockholders of record of our common stock as of February 26, 2019 was 108. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the period from November 7, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2018. Although our common stock was initially listed at $15.00 per share on the date our common stock was first listed on the NASDAQ, November 7, 2014, the $15.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $19.11 on November 7, 2014 and in the NASDAQ Composite and the Russell 3000 on November 7, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
7-Nov-14	$100.00	$100.00	$100.00
31-Dec-14	$89.27	$102.23	$101.45
31-Dec-15	$44.43	$108.09	$99.96
31-Dec-16	$53.11	$116.20	$110.37
31-Dec-17	$99.16	$149.02	$131.17
31-Dec-18	$168.29	$143.23	$122.00

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

We derived the consolidated statements of operations data for the fiscal years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements, which are not included in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data	(Dollars in thousands except share and per share data)
Net sales	$193,237	$152,359	$129,707	$113,505	$84,154
Cost of goods sold	103,247	79,943	69,336	58,856	41,936
Gross profit	89,990	72,416	60,371	54,649	42,218
Selling, general and administrative expenses	94,876	75,167	62,586	58,297	48,299
Loss from operations	(4,886)	(2,751)	(2,215)	(3,648)	(6,081)
Other income (expenses), net	(102)	(525)	(182)	449	(665)
Fees on debt guarantee (1)	—	—	—	—	(25,937)
Interest expense	(296)	(910)	(698)	(455)	(4,614)
Loss before income taxes	(5,284)	(4,187)	(3,095)	(3,653)	(37,297)
Income tax expense	77	75	66	58	42
Net loss	$(5,361)	$(4,262)	$(3,161)	$(3,711)	$(37,339)
Preferred stock dividends on Series B and Series C (2)	—	—	—	—	(11,286)
Additional loss to common stockholders upon conversion of Series C Preferred Stock into common stock (3)	—	—	—	—	(82,655)
Net loss attributable to common stockholders	$(5,361)	$(4,262)	$(3,161)	$(3,711)	$(131,280)
Net loss per share
Basic	$(0.15)	$(0.12)	$(0.09)	$(0.11)	$(9.63)
Diluted	$(0.15)	$(0.12)	$(0.09)	$(0.11)	$(9.63)
Weighted Average shares of common stock outstanding
Basic	35,329,170	34,487,239	33,674,416	33,497,940	13,632,042
Diluted	35,329,170	34,487,239	33,674,416	33,497,940	13,632,042

	Year Ended December 31,
	2018	2017	2016	2015	2014
Other Financial Data	(Dollars in thousands)
Freshpet Fridge store locations at period end
Grocery and Online	10,129	9,056	7,953	6,887	6,130
Pet	4,164	4,630	4,530	4,294	3,979
Mass and Club	4,783	3,930	3,814	3,555	3,035
Natural	423	388	312	279	242
Total Freshpet Fridge store locations at period end	19,499	18,004	16,609	15,015	13,386
EBITDA (4)	$9,080	$9,414	$7,490	$4,376	$(321)
Adjusted EBITDA (4)	20,280	17,565	17,654	11,110	5,515
Adjusted Gross Profit (4)	96,938	78,450	66,248	57,416	44,519
Adjusted SG&A Expenses (4)	76,698	60,797	48,651	46,347	38,985
Capital Expenditures
Freshpet Kitchens and other plant capital expenditures	5,175	3,287	20,817	24,071	2,226
Freshpet Fridge and other capital expenditures	11,099	9,716	9,135	8,082	14,905
Total cash outflows of capital expenditures	$16,274	$13,003	$29,952	$32,153	$17,131

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data	(Dollars in thousands)
Cash and cash equivalents	$7,554	$2,184	$3,908	$8,029	$36,259
Short-term investments	—	—	—	3,250	—
Working capital (5)	12,741	10,265	575	16,246	41,156
Total assets	139,965	133,900	126,451	113,098	112,462
Total debt	—	—	7,000	—	—
Redeemable preferred stock:
Series B	—	—	—	—	—
Series C	—	—	—	—	—
Total stockholders' equity (deficit)	$121,474	$116,903	$107,783	$103,950	$103,393

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

Recent Developments

Freshpet Kitchens Expansion

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity.  During the second half of 2018 the Company converted one of its four manufacturing lines from five-day production to seven-day production, with plans to convert two more lines to seven day production during Q1 of 2019. Additionally the Company is in the process of building a 90,000 square-foot addition to our manufacturing facility. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $540 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020.

Updates to Non-GAAP Metrics

Management continues to focus on the potential increased profitability percentage that could be gained through increased scale. In addition to our GAAP metrics, the Company uses Adjusted EBITDA and Adjusted EBITDA % (Adjusted EBITDA as a percent of net sales), both non-GAAP measures to assess profitability. As the Company grows, management wants to ensure continued simplicity and transparency when assessing its profitability by way of its non-GAAP measures.

Historically there were certain Adjusted EBITDA add-backs that were not included in Adjusted Gross Profit or Adjusted SG&A. For example non-cash share-based compensation within Gross Profit was not added back to Adjusted Gross Profit, although it is added back to Adjusted EBITDA. Management believes that including consistent addbacks within its non-GAAP measures will ensure that both management and investors can more easily assess the Company’s profitability percentage by way of Adjusted EBITDA %, and then be able to easily assess if the percentage gains/losses came by way of Adjusted Gross Profit and/or Adjusted SG&A. As such the Company has aligned all of its non-GAAP measure add-backs within Adjusted Gross Profit, Adjusted SG&A, and Adjusted EBITDA. In addition the Company will add Adjusted EBITDA % to its non-GAAP measure. The Company has made these changes retrospectively.

See "—Retrospective Changes to our non-GAAP Measures" for additional information.

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and have installed Freshpet Fridges in approximately 19,500 retail stores as of December 31, 2018. Our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, and inbound freight.

Our gross profit margins are impacted by the cost of ingredients, packaging materials, and labor and overhead. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative  Expenses

Selling, general and administrative (“SG&A”) costs as a percentage of net sales decreased from 81.3% in the year ended 2012 to 62.7% in 2013, 55.7% in 2014, 50.2% in 2015 and 47.0% in 2016. Due to our Feed the Growth initiative, which has increased our investment level in media, our SG&A as a percentage of net sales increased in 2017 and remained stable in 2018. SG&A as a percentage of net sales was 49.3% in 2017 and 49.1% in 2018. We believe that as we begin to realize the benefits of our Feed the Growth initiative, SG&A expenses will once again decrease as a percentage of net sales.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $183.3 million as of December 31, 2018, of which, approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018, of approximately $8.3 million, will have an indefinite carryforward. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2018, we had approximately $147.2 million of state NOLs, which expire between 2018 and 2038. At December 31, 2018, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Twelve Months Ended December 31,
	2018		2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$193,237	100%	$152,359	100%	$129,707	100%
Cost of goods sold	103,247	53	79,943	52	69,336	53
Gross profit	89,990	47	72,416	48	60,371	47
Selling, general and administrative expenses	94,876	49	75,167	49	62,586	48
Loss from operations	(4,886)	(3)	(2,751)	(2)	(2,215)	(2)
Other income/(expenses), net	(102)	(0)	(525)	(0)	(182)	(0)
Interest expense	(296)	(0)	(910)	0	(698)	(1)
Loss before income taxes	(5,284)	(3)	(4,187)	(3)	(3,095)	(2)
Income tax expense	77	0	75	0	66	0
Net Loss	$(5,361)	(3)%	$(4,262)	(3)%	$(3,161)	(2)%

Twelve Months Ended December 31, 2018 Compared To Twelve Months Ended December 31, 2017

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2018			2017
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$158,506	82%	14,293	$123,412	81%	12,986
Pet Specialty and Natural (2)	34,731	18	5,206	28,947	19	5,018
Net Sales	$193,237	100%	19,499	$152,359	100%	18,004

(1)	Stores at December 31, 2018 and December 31, 2017 consisted of 10,129 and 9,056 grocery (including online) and 4,164 and 3,930 mass and club, respectively.
(2)	Stores at December 31, 2018 and December 31, 2017 consisted of 4,783 and 4,630 pet specialty and 423 and 388 natural, respectively.

*Includes net sales from Freshpet Baked of $1.6 million, or 1.1% of total net sales, for the twelve months ended December 31, 2017.

Net sales increased $40.9 million, or 26.8%, to $193.2 million for the twelve months ended December 31, 2018 as compared to the same period in the prior year. The $40.9 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $36.7 million, and Pet Specialty and Natural of $5.8 million, offset by Freshpet Baked sales of $1.6 million during 2017. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations, which grew by 8.3% from 18,004 as of December 31, 2017 to 19,499 as of December 31, 2018.

Gross Profit

Gross profit increased $17.6 million, or 24.3%, to $90.0 million for the twelve months ended December 31, 2018 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales offset by decreased gross margin.

Our gross profit margin of 46.6% for the twelve months ended December 31, 2018, was a decrease of 90 basis points compared to the same period in the prior year, due to increase in raw material cost of 180 basis points, unabsorbed labor cost in advance of a new seven day operation of 100 basis points, increased stock compensation cost of 20 basis points, partially offset by increased efficiencies through scale and production improvements of 140 basis points, leverage on depreciation expense of 70 basis points.

Adjusted Gross Profit was $96.9 million and $78.5 million in the years ended December 31, 2018 and 2017, respectively. Adjusted Gross Profit Margin as a percentage of net sales was 50.2% and 51.5% in the years ended December 31, 2018 and 2017, respectively. Adjusted Gross Profit excludes $6.1 million and $5.8 million of depreciation expense in 2018 and 2017, respectively, and $0.9 million and $0.2 million in non-cash share-based compensation expense in 2018 and 2017 respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

SG&A expenses increased $19.7 million, or 26.2%, to $94.9 million for the twelve months ended December 31, 2018 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $7.9 million, higher depreciation and share-based compensation expense of $2.8 million, higher selling expense of $1.2 million, increased variable cost due to volume of $4.0 million, which includes freight cost and brokerage, increased variable incentive compensation of $0.9 million, shelf registration costs of $0.4 million, litigation costs of $0.2 million and higher incremental operating expenses of $2.3 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs.

As a percentage of net sales, selling, general and administrative expenses decreased slightly to 49.1% for the twelve months ended December 31, 2018 from 49.3% for the twelve months ended December 31, 2017.

Adjusted SG&A decreased as a percentage of net sales to 39.7% in the in the year ended December 31, 2018 as compared to 39.9% of net sales in the year ended December 31, 2017. The decrease of 20 basis points in adjusted SG&A is a result of 240 basis point gain in SG&A leverage, offset by a decrease of 220 basis points related to media ad spend increase. The media spend increase is due to the Company’s Feed the Growth Initiative. Since the start of the initiative the Company has gained 240 basis points of leverage on adjusted SG&A. Adjusted SG&A excludes $8.0 million and $6.9 million for depreciation and amortization expense in 2018 and 2017, respectively, $5.9 million and $4.2 million for non-cash items related to share-based compensation in 2018 and 2017, respectively, $3.5 million and $3.1 million for launch expense in 2018 and 2017, respectively, $0.3 million and $0.1 million of litigation expense in 2018 and 2017, respectively, $0.3 million related to shelf registration expenses in 2018 and $0.1 million of leadership transition costs in 2017. Adjusted SG&A is a Non-GAAP measure. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased $2.1 million from a loss of $2.8 million for the twelve months ended December 31, 2017 to a loss of $4.9 million for the twelve months ended December 31, 2018 as a result of the factors discussed above.

Interest Expense

Interest expense was $0.3 million and $0.9 million for the twelve months ended December 31, 2018 and 2017, respectively, relating primarily to our Credit Facilities (as defined below). Interest expense in the twelve months ended December 31, 2017 included $0.3 million of accelerated amortization of debt issuance costs related to the amendment of our Credit Facilities (as defined below). See “—Liquidity and Capital Resources.”

Other Income/(Expenses), net

Other income/(expenses), net decreased $0.4 million from a loss of $0.5 million for the twelve months ended December 31, 2017 to a loss of $0.1 million for the twelve months ended December 31, 2018, primarily related to $0.3 million expense related to the revaluation of warrants for the twelve months ended December 31, 2017.

Net Loss

Net loss increased $1.1 million, or 25.8%, to $5.4 million for the twelve months ended December 31, 2018 as compared to net loss of $4.3 million for the same period in the prior year. Net loss was 2.8% of net sales for the twelve months ended December 31, 2018 as compared to a net loss of 2.8% of net sales for the same period in the prior year.

Adjusted EBITDA

Adjusted EBITDA increased $2.7 million from $17.6 million for the twelve months ended December 31, 2017 to $20.3 million for the twelve months ended December 31, 2018. Adjusted EBITDA as a percentage of net sales decreased 100 basis points from 11.5% for the twelve months ended December 31, 2017 to 10.5% for the twelve months ended December 31, 2018.  The decrease is a result of increased media spend as part of our Feed the Growth initiative causing a 220 basis point decline, and a decrease in Adjusted Gross Margin of 130 basis points, partially offset by leverage gain on Adjusted SG&A of 240 basis points.

Twelve Months Ended December 31, 2017 Compared To Twelve Months Ended December 31, 2016

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2017			2016
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club* (1)	$123,412	81%	12,986	$102,075	79%	11,767
Pet Specialty and Natural (2)	28,947	19	5,018	27,632	21	4,842
Net Sales	$152,359	100%	18,004	$129,707	100%	16,609

(1)	Stores at December 31, 2017 and December 31, 2016 consisted of 9,056 and 7,953 grocery (including online) and 3,930 and 3,814 mass and club, respectively.
(2)	Stores at December 31, 2017 and December 31, 2016 consisted of 4,630 and 4,530 pet specialty and 388 and 312 natural, respectively.

*Includes net sales from Freshpet Baked of $1.6 million, or 1.1% of total net sales, for the twelve months ended December 31, 2017 and $4.4 million, or 3.3% of total net sales, for the twelve months ended December 31, 2016.

Net sales increased $22.6 million, or 17.5%, to $152.3 million for the twelve months ended December 31, 2017 as compared to the same period in the prior year. The $22.6 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $21.3 million, and Pet Specialty and Natural of $1.3 million. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations, which grew by 8.4% from 16,609 as of December 31, 2016 to 18,004 as of December 31, 2017.

Gross Profit

Gross profit increased $12.0 million, or 20%, to $72.4 million for the twelve months ended December 31, 2017 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, and production efficiencies, partially offset by increased depreciation due to our Freshpet Kitchens.

Our gross profit margin of 47.5% for the twelve months ended December 31, 2017, was an increase of 100 basis points compared to the same period in the prior year, primarily related to cost savings and margin improvement through scale and plant startup costs in the prior year, partially offset by a decrease due to additional depreciation of our Freshpet Kitchens expansion.

Adjusted Gross Profit was $78.5 million and $66.2 million in the years ended December 31, 2017 and 2016, respectively. Adjusted Gross Profit Margin as a percentage of net sales was 51.5% and 51.1% in the years ended December 31, 2017 and 2016, respectively. Adjusted Gross Profit excludes $5.8 million and $4.0 million of depreciation expense in 2017 and 2016, respectively, $0.2 million and $0.2 million in non-cash share-based compensation expense in 2017 and 2016, respectively, and $1.6 million of non-capitalizable plant start-up costs in 2016. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

SG&A expenses increased $12.6 million, or 20.1%, to $75.2 million for the twelve months ended December 31, 2017 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $5.5 million, higher depreciation expense of $1.0 million, increased variable cost due to volume of $2.1 million, which includes freight cost and brokerage, and higher incremental operating expenses of $5.2 million, offset by prior year non-recurring costs related to leadership transition expenses of $1.2 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs, which include variable incentive compensation. As a percentage of net sales, selling, general and administrative expenses increased to 49.3% for the twelve months ended December 31, 2017 from 48.3% for the twelve months ended December 31, 2016.

Adjusted SG&A increased as a percentage of net sales to 39.9% in the in the year ended December 31, 2017 as compared to 37.5% of net sales in the year ended December 31, 2016. The decrease of 240 basis points in adjusted SG&A is a result of an increase of 310 basis points related to media ad spend increase, offset by a 70 basis point gain in SG&A leverage. The media spend increase is due to the Company’s Feed the Growth Initiative. Adjusted SG&A excludes $6.9 million and $5.9 million in depreciation and amortization expense for 2017 and 2016, respectively, $4.2 million and $4.0 million for non-cash items related to share-based compensation in 2017 and 2016, respectively, $3.1 million and $2.8 million launch expense, $0.1 million of litigation expense in 2017 and $1.3 million of leadership transition costs in 2016. Adjusted SG&A is a Non-GAAP measure. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

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

Other Income/(Expenses), net

Other income/(expenses), net increased $0.3 million from a loss of $0.2 million for the twelve months ended December 31, 2016 to a loss of $0.5 million for the twelve months ended December 31, 2017, primarily related to $0.2 million from the revaluation of warrants. Expense related to the revaluation of warrants upon settlement, was $0.3 million for the twelve months ended December 31, 2017 compared to expense of less than $0.1 million for the same period in the prior year.

Net Loss

Net loss increased $1.1 million, or 34.8%, to $4.3 million for the twelve months ended December 31, 2017 as compared to net loss of $3.2 million for the same period in the prior year. Net loss was 2.8% of net sales for the twelve months ended December 31, 2017 as compared to a net loss of 2.4% of net sales for the same period in the prior year.

Adjusted EBITDA

Adjusted EBITDA remained consistent at $17.6 million. Adjusted EBITDA as a percentage of net sales decreased 210 basis points from 13.6% for the twelve months ended December 31, 2016 to 11.5% for the twelve months ended December 31, 2017. The decrease is a result of increased media spend as part of our Feed the Growth initiative causing a 310 basis point decline, partially offset by an increase in Adjusted Gross Margin of 40 basis points and leverage gain on Adjusted SG&A of 70 basis points.

Selected Quarterly Financial Data

The following quarterly consolidated statement of operations data for the 12 fiscal quarters ended December 31, 2018 has been prepared on a basis consistent with our audited annual consolidated financial statements and includes, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial information contained herein. The following quarterly data should be read together with our consolidated financial statements included elsewhere in this report.

	2018
	Q1	Q2	Q3	Q4
	(Dollars in thousands)
Freshpet Fridge store locations	18,277	18,662	19,107	19,499
Net sales	$43,170	$47,625	$50,799	$51,643
Gross profit	20,128	22,878	23,615	23,367
Gross profit margin	46.6%	48.0%	46.5%	45.2%
Net income (loss)	$(3,521)	$(3,501)	$(97)	$1,757

	2017
	Q1	Q2	Q3	Q4
	(Dollars in thousands)
Freshpet Fridge store locations	17,031	17,357	17,650	18,004
Net sales	$33,678	$38,728	$40,125	$39,829
Gross profit	15,803	18,170	19,503	18,940
Gross profit margin	46.9%	46.9%	48.6%	47.6%
Net income (loss)	$(2,880)	$(2,652)	$(246)	$1,517

	2016
	Q1	Q2	Q3	Q4
	(Dollars in thousands)
Freshpet Fridge store locations	15,429	15,795	16,261	16,609
Net sales	$30,529	$32,100	$33,768	$33,310
Gross profit	14,888	14,912	15,351	15,220
Gross profit margin	48.8%	46.5%	45.5%	45.7%
Net loss	$(1,772)	$(3,243)	$621	$1,233

Non-GAAP Financial Measures

We have presented the following non-GAAP financial measures in this report. These non-GAAP financial measures should be considered only as supplements to GAAP reported measures, should not be considered replacements for, or superior to, GAAP measures and may not be comparable to similarly named measures used by other companies.

•	Adjusted Gross Profit
•	Adjusted Gross Profit as a percentage of net sales
•	Adjusted SG&A
•	Adjusted SG&A as a percentage of net sales
•	EBITDA
•	Adjusted EBITDA

•	Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense, plant start-up costs and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to a secondary offering, leadership transition expenses, and litigation expense. EBITDA represents net loss plus interest expense (including fees on debt guarantee, which we believe were at cost of our prior financing agreement akin to interest expense), income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, plant start-up expense, share-based compensation, warrant fair valuation, launch expenses, fees related to a secondary offering, leadership transition costs and litigation expense.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Net Loss	$(5,361)	$(4,262)	$(3,161)	$(3,711)	$(37,339)
Fees on debt guarantee (a)	—	—	—	—	25,937
Depreciation and amortization	14,068	12,692	9,887	7,574	6,425
Interest expense	296	910	698	455	4,614
Income tax expense	77	75	66	58	42
EBITDA	$9,080	$9,414	$7,490	$4,376	$(321)
Loss on disposal of equipment	142	104	190	94	309
Non-cash share-based compensation (b)	6,808	4,438	4,193	3,924	1,564
Launch expense (c)	3,540	3,066	2,813	2,626	3,513
Plant start-up expenses (d)	—	—	1,628	—	113
Warrant fair valuation (e)	—	335	49	(503)	337
Shelf registration expenses (f)	362	—	—	593	—
Leadership transition expenses (g)	—	63	1,291	—	—
Litigation expense (h)	348	145	—	—	—
Adjusted EBITDA	$20,280	$17,565	$17,654	$11,110	$5,515
Adjusted EBITDA as a % of Net Sales*	10.5%	11.5%	13.6%	9.8%	6.6%

* Represents new non-GAAP measure.

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

(b)	Represents non-cash share-based compensation expense.
(c)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(d)

Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project in 2016 that included adding two additional product lines, and additional operating costs incurred in the first quarter of 2014 in connection with the opening of our new primary manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

(e)	Represents the change of fair value for the outstanding common stock warrants. All outstanding warrants were converted to common stock in September 2017.
(f)	Represents fees associated with a secondary public offering of our common stock and expenses related to the preparation and filing of a shelf registration statement.
(g)	Represents charges associated within our former Chief Executive Officer’s separation agreement as well as changes in estimates associated with leadership transition costs.
(h)	Represents fees associated with two securities lawsuits.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Gross Profit (as reported)	$89,990	$72,416	$60,371	$54,649	$42,218
Depreciation expense (a)	6,089	5,791	4,028	2,566	2,454
Plant start up expense (b)	—	—	1,628	—	113
Non-cash share-based compensation (c)*	859	243	221	201	(266)
Adjusted Gross Profit	$96,938	$78,450	$66,248	$57,416	$44,519
Adjusted Gross Profit as a % of Net Sales	50.2%	51.5%	51.1%	50.6%	52.9%

* Represents revision to non-GAAP measure.

(a)   Represents depreciation and amortization expense included in cost of goods sold.

(b)

Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project in 2016 that included adding two additional product lines, and additional operating costs incurred in the first quarter of 2014 in connection with the opening of our new primary manufacturing facility in Bethlehem, Pennsylvania, which was completed in the fourth quarter of 2013.

(c)    Represents non-cash share-based compensation expense included in cost of goods sold.

The following table provides a reconciliation of Adjusted SG&A to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
SG&A expenses (as reported)	$94,876	$75,167	$62,586	$58,297	$48,299
Depreciation and amortization expense (a)*	7,979	6,901	5,859	5,008	3,971
Non-cash share-based compensation (b)	5,949	4,195	3,972	3,723	1,830
Launch expense (c)*	3,540	3,066	2,813	2,626	3,513
Shelf registration expenses (d)	362	—	—	593	—
Leadership transition expenses (e)	—	63	1,291	—	—
Litigation expense (f)	348	145	—	—	—
Adjusted SG&A Expenses	$76,698	$60,797	$48,651	$46,347	$38,985
Adjusted SG&A Expenses as a % of Net Sales	39.7%	39.9%	37.5%	40.8%	46.3%

* Represents revision to non-GAAP measure. .

(a)   Represents depreciation and amortization expense included in SG&A.

(b)    Represents non-cash share-based compensation expense included in SG&A.

(c)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(d)	Represents fees associated with a secondary public offering of our common stock and expenses related to the preparation and filing of a shelf registration statement.
(e)	Represents charges associated within our former Chief Executive Officer’s separation agreement, as well as changes in estimates associated with leadership transition costs.
(f)	Represents fees associated with two securities lawsuits.

Retrospective Changes to our non-GAAP Measures

The tables below show the retrospective changes to our non-GAAP measures, as discussed under "—Recent Developments--Updates to Non-GAAP Metrics."

	Three Months Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	(Dollars in thousands)
Gross Profit (as reported)	$23,368	$23,616	$22,878	$20,128	$18,940	$19,503	$18,170	$15,803
Depreciation expense (a)	1,520	1,579	1,498	1,491	1,462	1,448	1,448	1,434
Non-cash share-based compensation (b)*	635	71	89	64	68	69	66	40
Adjusted Gross Profit	$25,523	$25,266	$24,466	$21,683	$20,470	$21,020	$19,684	$17,277
Adjusted Gross Profit as a % of Net Sales	49.4%	49.7%	51.4%	50.2%	51.4%	52.4%	50.8%	51.3%

* Represents revision to non-GAAP measure.

(a)   Represents depreciation and amortization expense included in cost of goods sold.

(b)    Represents non-cash share-based compensation expense included in cost of goods sold.

	Three Months Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	(Dollars in thousands)
SG&A expenses (as reported)	$21,478	$23,572	$26,288	$23,538	$17,323	$19,304	$19,997	$18,544
Depreciation and amortization expense (a)*	2,127	2,044	1,964	1,843	1,819	1,768	1,698	1,615
Non-cash share-based compensation (b)	2,002	1,706	1,213	1,028	1,079	1,064	1,163	890
Launch expense (c)*	863	1,015	1,009	653	707	929	675	756
Shelf registration expenses (d)	225	137	-	-	-	-	-	-
Leadership transition expenses (e)	—	-	-	-	(37)	100	-	-
Litigation expense (f)	—	120	93	135	145	-	-	-
Adjusted SG&A Expenses	$16,261	$18,550	$22,009	$19,879	$13,609	$15,444	$16,461	$15,283
Adjusted SG&A Expenses as a % of Net Sales	31.5%	36.5%	46.2%	46.0%	34.2%	38.5%	42.5%	45.4%

* Represents revision to non-GAAP measure. .

(a)   Represents depreciation and amortization expense included in SG&A.

(b)    Represents non-cash share-based compensation expense included in SG&A.

(c)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(d)	Represents fees associated with a secondary public offering of our common stock and expenses related to the preparation and filing of a shelf registration statement.
(e)	Represents charges associated within our former Chief Executive Officer’s separation agreement, as well as changes in estimates associated with leadership transition costs.
(f)	Represents fees associated with two securities lawsuits.

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

Our primary cash needs are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth. Over the next two years we also expect to invest approximately $100 million in capital expenditures to expand our plant capacity and increase distribution. We believe that cash and cash equivalents, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	December 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	7,554	2,184
Accounts receivable, net of allowance for doubtful accounts	12,327	12,722
Inventories, net	9,317	10,118
Prepaid expenses	1,078	1,201
Other current assets	682	733
Accounts payable	(9,166)	(9,173)
Accrued expenses	(9,051)	(7,519)
Total Working Capital	$12,741	$10,265

Working Capital consists of current assets net of current liabilities. Working capital increased $2.4 million to $12.7 million at December 31, 2018 compared with $10.3 million at December 31, 2017. The increase was a result of an increase of cash, offset by an increase in accrued expenses and decrease in inventory and accounts receivable.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

For the year ended December 31, 2018 our capital resources consisted of primarily $7.5 million cash on hand and $30.0 million available under our Credit Facilities. For the year ended December 31, 2017, our capital resources consisted primarily of $2.2 million cash on hand and $30.0 million available under our Credit Facilities. The Credit Facilities will mature in September 2020.

We borrowed $6.0 million under our Revolving Credit Facilities during 2018, all of which was repaid prior to the end of the year. There was no debt outstanding under the Credit Facilities as of December 31, 2018.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities and our ending balance of cash.

	Twelve Months Ended
	December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash at the beginning of period	$2,184	$3,908	$8,029
Net cash provided by operating activities	18,575	10,270	12,800
Net cash used in investing activities	(16,274)	(13,004)	(26,689)
Net cash provided by financing activities	3,069	1,010	9,768
Cash at the end of period	$7,554	$2,184	$3,909

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for gain/loss on receivables, loss on disposal of equipment, depreciation and amortization, share-based compensation, deferred financing costs and loan discounts and the fair valuation of warrants).

2018

Net cash provided by operating activities of $18.6 million in 2018 was primarily attributable to:

•

$15.9 million of net income adjusted for reconciling non-cash items, which excludes $21.2 million of non-cash items primarily related to $14.1 million in depreciation and amortization and $6.8 million in share-based compensation.

•

$3.0 million decrease in working capital due to an increase in accrued expenses and accounts payable, as well as a decrease in inventory and accounts receivable. This activity reflects the timing of expenditures and the related payments of cash, and timing of production versus sales.

This was partially offset by:

•	$0.3 million decrease in other assets.

2017

Net cash provided by operating activities of $10.3 million in 2017 was primarily attributable to:

•

$14.0 million of net income adjusted for reconciling non-cash items, which excludes $18.3 million of non-cash items primarily relating to $12.7 million of depreciation and amortization and $4.4 million of share-based compensation.

This was partially offset by:

•

$3.7 million increase in working capital due to an increase in  inventory, accounts receivable, and other current assets, partially offset by an increase in accrued expenses and accounts payable. The growth in accounts receivable is primarily due to growth in net sales. The increase in inventory is a result of timing of sales in December year-over-year as well as manufacturing of certain new items towards the end of the fourth quarter of 2017 that reached retailers in January and February of 2018. The increase in accrued expenses and accounts payable was due to timing of payments, including $2.1 million related to accrued compensation.

2016

Net cash provided by operating activities of $12.8 million in 2016 was primarily attributable to:

•

$11.2 million of net income adjusted for reconciling non-cash items, which excludes $14.3 million of non-cash items primarily relating to $9.9 million of depreciation and amortization and $4.2 million of share-based compensation.

•

$2.0 million decrease in working capital due to an increase in accounts payable and accrued expenses, as well as a decrease in inventory, partially offset by an increase in accounts receivable and prepaid expenses and other current assets. This activity reflects the timing of expenditures and the related payments of cash, and timing of production versus sales.

This was partially offset by:

•	$0.4 million change of other assets.

Net Cash Used in Investing Activities

2018

Net cash used in investing activities of $16.3 million in 2018 relates primarily to:

•	$5.2 million capital expenditures related to the Freshpet Kitchens.
•	$11.1 million capital expenditures related to investments in fridges as well as other miscellaneous capital spend.

2017

Net cash used in investing activities of $13.0 million in 2017 relates primarily to:

•	$3.3 million capital expenditures related to the Freshpet Kitchens.
•	$9.7 million capital expenditures related to investments in fridges as well as other miscellaneous capital spend.

2016

Net cash used in investing activities of $26.7 million in 2016 relates primarily to:

•	$20.8 million capital expenditures related to the Freshpet Kitchens, of which $17.6 million relates to the Freshpet Kitchens expansion and $3.2 million relates to recurring capital expenditures.
•	$9.1 million capital expenditures related to investments in fridges as well as other miscellaneous capital spend.

This was partially offset by:

•	$3.2 million of short-term investments.

Net Cash Provided by Financing Activities

2018

Net cash provided by financing activities was $3.1 million in 2018 mainly attributable to:

•	$6.0 million of proceeds from borrowing under our Credit Facilities.
•	$3.3 million of proceeds from the exercise of stock options.

This was partially offset by:

•	$6.0 million repayment of borrowing under our Credit Facilities.
•	$0.2 million of purchase of stock for tax withholding.

2017

Net cash provided by financing activities was $1.0 million in 2017 mainly attributable to:

•	$8.3 million proceeds from the exercise of stock options.

•	$7.5 million proceeds from borrowing under our Credit Facilities.

This was partially offset by:

•	$14.5 million repayments of short-term borrowing.

•	$0.3 million of debt issuance costs.

2016

Net cash from financing activities was $9.8 million in 2016 mainly attributable to:

•	$2.8 million proceeds from the exercise of stock options.

•	$10.0 million proceeds from borrowing $10.0 million under our Credit Facilities.

This was partially offset by:

•	$3.0 million repayments of short-term borrowings.

Indebtedness

During the third quarter of 2017, we amended our Credit Facilities (as amended and restated, the “New Loan Agreement”) to replace our Term Facility and Capex Commitments of $30.0 million and $10.0 million Revolving Facility with a straight $30.0 million revolver (the “New Revolving Facility”) and the ability to increase the New Revolving Facility by an additional $10.0 million. The New Revolving Facility will mature in September 2020 and borrowings thereunder bear interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans. The amendment resulted in a reduction in the unused rate of between 25 and 75 basis points and a reduction in the total rate of between 200 and 250 basis points.

The obligations under the New Loan Agreement are secured by substantially all assets of the Company and the guarantors party thereto, subject to customary exceptions. The New Loan Agreement includes various covenants, including financial covenants, that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; make voluntary prepayments to subordinated debt; permit a change of control; pay dividends and distributions; make investments; and enter into certain transactions with affiliates. The New Loan Agreement also includes event of default provisions that are customary for facilities of this type.

During the year ended December 31, 2018, the Company borrowed $6.0 million under our Revolving Credit Facility, offset by repayments of $6.0 million. The Company was in compliance with all covenants in the New Loan Agreement and had no outstanding debt as of December 31, 2018 and December 31, 2017.

Interest expense and fees totaled $0.2 million, $0.5 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of December 31, 2018 and 2017.

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
	(Dollars in thousands)
Operating lease obligations	$12,384	$1,476	$3,297	$3,365	$4,246
Manufacturing processing obligations	1,941	224	822	895	—
Utility servicing obligations	7,363	236	847	898	5,382
Total	$21,688	$1,936	$4,966	$5,158	$9,628

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

The following critical accounting policies reflect significant judgments and estimates used in preparation of our consolidated financial statements:

Income Taxes—We account for income taxes under the asset and liability method in accordance with authoritative guidance for income taxes. We recognize deferred tax assets and liabilities and their respective tax basis and operating loss, and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

At December 31, 2018, we had federal NOL carryforwards of approximately $183.3 million, of which $175.0 million, generated in 2017 and prior, expire at various dates between 2025 and 2037. We may be subject to the NOL utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change and the federal published interest rate. Although we have not completed a Code Section 382 analysis, if we were to undergo an ownership change it is likely that the utilization of the NOLs will be substantially limited.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2018 and 2017, we determined that a valuation allowance of 100% is deemed appropriate.

Revenue Recognition and Incentives— In the first quarter of 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, replaced most existing revenue recognition guidance in U.S. GAAP. This new guidance requires judgments and estimates in implementing its five-step process to be followed in determining the amount and timing of revenue recognition and related disclosures.  The Company applies judgment in the determination of the amount of consideration the Company receives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue the Company recognizes varies with changes in trade incentives the Company offers to its customers and their consumers. Trade incentives consist primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.  Refer to Note (2) of the notes to consolidated financial statements for further discussion regarding our application of ASU 2014-09.

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

We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The performance-based awards with financial criteria either have a Net Sales or Adjusted EBITDA target within FY 2020 or FY 2021. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 (Recently Issued Accounting Standards) to our audited consolidated financial statements included in this report.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. During the year ended December 31, 2018, we borrowed $6.0 million under our Credit Facilities, and all was repaid as of December 31, 2018. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense for every $10.0 million in borrowings.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standard Update (ASU) 2014-019 and all related amendments, which established the Accounting Standard Codification (ASC) Topic 606, Revenue—Revenue from Contracts with Customers.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Short Hills, New Jersey
February 28, 2019

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,554,388	$2,184,259
Accounts receivable, net of allowance for doubtful accounts	12,326,703	12,721,521
Inventories, net	9,317,232	10,118,394
Prepaid expenses	1,078,232	1,200,834
Other current assets	681,550	732,960
Total Current Assets	30,958,105	26,957,968
Property, plant and equipment, net	102,094,248	100,598,639
Deposits on equipment	4,730,176	4,370,922
Other assets	2,182,329	1,972,805
Total Assets	$139,964,858	$133,900,334
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	9,166,412	9,173,169
Accrued expenses	9,050,551	7,519,348
Total Current Liabilities	$18,216,963	$16,692,517
Other liabilities	273,420	304,839
Total Liabilities	$18,490,383	$16,997,356
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 35,556,595 issued and 35,542,426 outstanding on December 31, 2018, and 35,132,548 issued and outstanding on December 31, 2017	35,556	35,132
Additional paid-in capital	323,079,437	312,783,195
Accumulated deficit	(201,352,682)	(195,991,478)
Accumulated other comprehensive income	(31,610)	76,129
Treasury stock, at cost — 14,169 shares on December 31, 2018 and no shares on December 31, 2017	(256,226)	—
Total Stockholders' Equity	121,474,475	116,902,978
Total Liabilities and Stockholders' Equity	$139,964,858	$133,900,334

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31,
	2018	2017	2016
NET SALES	$193,237,462	$152,359,487	$129,706,613
COST OF GOODS SOLD	103,247,223	79,943,569	69,335,730
GROSS PROFIT	89,990,239	72,415,918	60,370,883
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	94,875,776	75,167,168	62,585,833
LOSS FROM OPERATIONS	(4,885,537)	(2,751,250)	(2,214,950)
OTHER EXPENSES:
Other Expenses, net	(102,337)	(525,404)	(181,850)
Interest Expense	(296,234)	(910,492)	(698,119)
	(398,571)	(1,435,896)	(879,969)
LOSS BEFORE INCOME TAXES	(5,284,108)	(4,187,146)	(3,094,919)
INCOME TAX EXPENSE	77,096	75,195	65,754
NET LOSS	(5,361,204)	(4,262,341)	(3,160,673)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,361,204)	$(4,262,341)	$(3,160,673)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$(107,739)	$76,129	$—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(107,739)	76,129	—
TOTAL COMPREHENSIVE LOSS	$(5,468,943)	$(4,186,212)	$(3,160,673)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.15)	$(0.12)	$(0.09)
-DILUTED	$(0.15)	$(0.12)	$(0.09)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	35,329,170	34,487,239	33,674,416
-DILUTED	35,329,170	34,487,239	33,674,416

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, DECEMBER 31, 2015	33,536,940	$33,537	$292,484,986	$(188,568,463)	$—	—	$—	$103,950,060
Exercise of options to purchase common stock	424,710	425	2,767,570	—	—	—	—	2,767,995
Share-based compensation expense	—	—	4,225,149	—	—	—	—	4,225,149
Net loss	—	—	—	(3,160,673)	—	—	—	(3,160,673)
BALANCES, DECEMBER 31, 2016	33,961,650	$33,961	$299,477,706	$(191,729,136)	$—	—	$—	$107,782,531
Exercise of options to purchase common stock	1,073,788	1,074	8,279,387	—	—	—	—	8,280,460
Issuance of restricted stock units	59,183	59	(59)	—	—	—	—	—
Conversion of warrants to common stock	37,927	38	587,981	—	—	—	—	588,019
Share-based compensation expense	—	—	4,438,181	—	—	—	—	4,438,181
Foreign Currency Translation	—	—	—	—	76,129	—	—	76,129
Net loss	—	—	—	(4,262,341)	—	—	—	(4,262,341)
BALANCES, DECEMBER 31, 2017	35,132,548	$35,132	$312,783,195	$(195,991,478)	$76,129	—	$—	$116,902,978
Exercise of options to purchase common stock	349,464	349	3,324,847	—	—	—	—	3,325,196
Issuance of restricted stock units	74,583	75	(75)	—	—	14,169	(256,226)	(256,226)
Share-based compensation expense	—	—	6,971,470	—	—	—	—	6,971,470
Foreign Currency Translation	—	—	—	—	(107,739)	—	—	(107,739)
Net loss	—	—	—	(5,361,204)	—	—	—	(5,361,204)
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,361,204)	$(4,262,341)	$(3,160,673)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	(15,222)	17,348	(5,164)
Loss on disposal of equipment and deposits on equipment	142,159	103,716	189,531
Share-based compensation	6,807,620	4,438,181	4,193,490
Fair value adjustment for outstanding warrants	—	334,628	49,077
Change in reserve for inventory obsolescence	99,295	291,898	(117,944)
Depreciation and amortization	14,068,037	12,692,355	9,887,168
Amortization of deferred financing costs and loan discount	115,103	426,534	150,272
Changes in operating assets and liabilities
Accounts receivable	410,040	(3,852,079)	(1,850,907)
Inventories	701,867	(5,007,557)	1,568,656
Prepaid expenses, other non-trade receivables and other current assets	174,012	(797,427)	(816,020)
Other assets	(261,533)	(90,135)	(398,059)
Accounts payable	195,237	2,682,094	853,854
Accrued expenses	1,531,203	2,988,209	2,256,582
Other liabilities	(31,419)	304,839	—
Net cash flows provided by operating activities	18,575,195	10,270,263	12,799,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	—	3,250,000
Acquisitions of property, plant and equipment, software and deposits on equipment	(16,274,036)	(13,003,756)	(29,952,536)
Proceeds from sale of equipment	—	—	13,442
Net cash flows used in investing activities	(16,274,036)	(13,003,756)	(26,689,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(270,885)	—
Exercise of options to purchase common stock	3,325,196	8,280,460	2,767,995
Purchase of treasury shares	(256,226)	—	—
Proceeds from borrowings under Credit Facilities	6,000,000	7,500,000	10,000,000
Repayment of borrowings under Credit Facilities	(6,000,000)	(14,500,000)	(3,000,000)
Net cash flows provided by financing activities	3,068,970	1,009,575	9,767,995
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,370,129	(1,723,918)	(4,121,236)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,184,259	3,908,177	8,029,413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,554,388	$2,184,259	$3,908,177
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$69,273	$58,885	$76,945
Interest paid	$184,419	$519,280	$445,277
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$850,641	$1,006,178	$1,404,550
Conversion of warrants to common stock	$—	$588,019	$—

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

Long-Lived Assets – The Company evaluates all long-lived assets for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carry amount to fair value and is charged to expense in the period of impairment.

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

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2018, and 2017, the Company determined that a valuation allowance of 100% is appropriate.

Treasury Stock – The Company may purchase or withhold shares of stock to satisfy statutory employee tax obligations upon the issuance of restricted stock units to employees. Such repurchased or withheld shares are treated as treasury stock and carried at cost on the Consolidated Balance Sheet in Stockholders’ equity. During the twelve months ended December 31, 2018, the Company accumulated $0.3 million of treasury stock related to employee tax withholdings.

Revenue Recognition and Incentives – For a discussion regarding new revenue guidance adopted in the first quarter of 2018 see Note 2.

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $29,436,157, $22,127,170, and $15,374,392, in 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017 we had $255,749 and $244,079, respectively, of production cost in prepaid expense, representing advertising that had yet to take place.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $15,886,195, $12,892,928, and $11,202,392 for the years ended December 31, 2018, 2017, and 2016, respectively.

Research & development – Research and development costs consist of expenses to develop and test new products.  The costs are expensed as incurred. Research and development costs totaled $486,797, $284,574 and $470,150 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company determines the fair value of the stock options granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

FRESHPET, INC.  AND SUBSIDIARIES

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

As of December 31, 2018, the Company only maintained Level 1 assets and liabilities.

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

The Company adopted Topic 606 in the first quarter of 2018 using the full retrospective method approach and recast prior year results as shown below. The adoption did not have any material impact on our financial statements and is generally limited to classification differences within the Consolidated Statements of Operations and Comprehensive Loss from cost of goods sold to a reduction to net sales. The new accounting standard did not impact Net Loss.

The Company recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the table below:

	Twelve Months Ended			Twelve Months Ended
	December 31, 2017			December 31, 2016
	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Net Sales	$156,379,210	$(4,019,724)	$152,359,487	$133,053,517	$(3,346,905)	$129,706,613
Cost of Goods Sold	83,963,292	(4,019,724)	79,943,569	72,682,634	(3,346,905)	69,335,730
Gross Profit	$72,415,918	$—	$72,415,918	$60,370,883	$—	$60,370,883

Revenue from product sales is recognized when obligations under the terms of the contract with the customer are satisfied, which occurs once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.

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

There were no contract assets as of December 31, 2018 and 2017.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s net sales by class of retailer is as follows:

	Twelve Months Ended
	December 31,
	2018	2017	2016
Grocery (including Online), Mass and Club	$158,506,192	$123,412,005	$102,074,617
Pet Specialty and Natural	34,731,270	28,947,482	27,631,996
Net Sales	$193,237,462	$152,359,487	$129,706,613

Standards Effective in Future Years

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated results of operations, financial position and cash flows (consolidated financial statements).

Leases - In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard.  We will adopt Topic 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms.

In the fourth quarter of 2018, we continued our analysis of contractual arrangements that may qualify as leases under the new standard. We currently expect the most significant impact of this new guidance will be the recognition of right-of-use assets and lease liabilities for our operating leases of office space. Refer to Note (16) where we disclose aggregate minimum future payments under these arrangements of $12 million at the end of 2018.

Our analysis and evaluation of the new standard will continue through the effective date in the first quarter of 2019. We must complete our analysis of contractual arrangements, quantify all impacts of this new guidance, and evaluate related disclosures. We must also implement any necessary changes/modifications to processes, accounting systems, and internal controls.

Note 3 – Inventories:

Inventories are summarized as follows:

	December 31,	December 31,
	2018	2017
Raw Materials and Work in Process	$2,784,233	$2,471,498
Packaging Components Material	1,138,091	804,616
Finished Goods	5,442,338	7,105,425
	9,364,662	10,381,539
Reserve for Obsolete Inventory	(47,430)	(263,145)
	$9,317,232	$10,118,394

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Property, Plant and Equipment:

	December 31,	December 31,
	2018	2017
Refrigeration Equipment	$79,567,389	$70,489,454
Machinery and Equipment	51,800,479	47,558,838
Building, Land, and Improvements	25,606,013	25,543,568
Furniture and Office Equipment	4,884,945	4,404,735
Leasehold Improvements	393,770	375,661
Automotive Equipment	319,496	319,496
Construction in Progress	4,769,268	3,763,894
	167,341,360	152,455,646
Less: Accumulated Depreciation and Amortization	(65,247,112)	(51,857,007)
	$102,094,248	$100,598,639

Depreciation and amortization expense related to property, plant and equipment totaled approximately $13,781,310, $12,441,468 and $9,708,012 for the years ended December 31, 2018, 2017 and 2016, respectively; of which $6,088,788, $5,791,459 and $4,028,022 was recorded in cost of goods sold for 2018, 2017 and 2016, respectively; with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

Note 5 – Income Taxes:

A summary of income taxes as follows:

	December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	77,096	75,195	65,754
	$77,096	$75,195	$65,754

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.00%	34.00%	34.00%
State taxes, net of federal	(1.23)	(0.34)	1.95
Permanent items	(2.37)	(5.94)	(3.19)
Other	(0.14)	(0.17)	0.54
State rate change	15.80	—	—
Valuation allowance	(34.54)	29.38	35.43
Effective tax rate	(1.48)%	(1.83)%	(2.13)%

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2018 and 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
Net operating loss	45,831,214	42,484,665
Stock option expense	1,155,279	235,994
Property and equipment	(9,688,332)	(8,635,268)
Other	551,733	680,480
Less: Valuation allowance	(37,849,894)	(34,765,871)
Net deferred tax	—	—

At December 31, 2018, the Company had federal net operating loss (“NOL”) carryforwards of $183,279,120, of which $174,951,283, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018 of $8,327,837 will have an indefinite carryforward. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.  At December 31, 2018, the Company had $147,213,483 of State NOLs which expire between 2018 and 2038, and had $3,459,760 of foreign NOLs which do not expire.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2018, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2018.

Net deferred tax assets and liabilities are summarized as follows:

	December 31,
	2018	2017
Total deferred tax assets	$47,538,226	$43,401,139
Total deferred tax liabilities	(9,688,332)	(8,635,268)
Valuation allowance	(37,849,894)	(34,765,871)
Net deferred income tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, which resulted in a reduction of approximately $18.9 million for the deferred tax assets related to net operating losses and other assets, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act had no impact on tax expense primarily due to us maintaining a full valuation allowance against our net deferred tax assets.

The Company considered the impact of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m); however, to the extent an adjustment to the deferred tax asset is required the impact will be offset by a corresponding adjustment to the valuation allowance.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Accrued Expenses:

	December 31,	December 31,
	2018	2017
Accrued Compensation and Employee Related Costs	$5,276,552	$3,902,688
Accrued Chiller Cost	1,401,762	1,371,940
Accrued Customer Consideration	650,567	263,235
Accrued Freight	405,733	354,959
Accrued Marketing	551,681	835,997
Accrued Utility	146,500	198,000
Accrued VAT	—	172,711
Other Accrued Expenses	617,756	419,818
	$9,050,551	$7,519,348

Note 7 – Debt:

During the third quarter of 2017, we amended our Credit Facilities (as amended and restated, the “New Loan Agreement”) to replace our Term Facility and Capex Commitments of $30.0 million and $10.0 million Revolving Facility with a straight $30.0 million revolver (the “New Revolving Facility”) and the ability to increase the New Revolving Facility by an additional $10.0 million. The New Revolving Facility will mature in September 2020 and borrowings thereunder bear interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans. The amendment resulted in a reduction in the unused rate of between 25 and 75 basis points and a reduction in the total rate of between 200 and 250 basis points.

The obligations under the New Loan Agreement are secured by substantially all assets of the Company and the guarantors party thereto, subject to customary exceptions. The New Loan Agreement includes various covenants, including financial covenants, that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; make voluntary prepayments to subordinated debt; permit a change of control; pay dividends and distributions; make investments; and enter into certain transactions with affiliates. The New Loan Agreement also includes event of default provisions that are customary for facilities of this type.

During the year ended December 31, 2017, the Company borrowed $7.5 million under our Credit Facilities, partially offset by repayments of short-term borrowing of $14.5 million, and debt issuance costs of $0.3 million. During the year ended December 31, 2018, the Company borrowed $6.0 million under our Revolving Credit Facility, offset by repayments of $6.0 million. The Company had no outstanding debt as of December 31, 2018 and December 31, 2017. Interest expense and fees totaled $0.2 million, $0.5 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. There was less than $0.1 million of accrued interest on the Credit Facilities as of December 31, 2018 and 2017.

Note 8 – Commitments and Contingencies:

Commitments – The Company’s obligations include leases for office space under non-cancelable operating leases, manufacturing processing and utility servicing that expire at various dates through January 1, 2033.

Costs related to lease obligations were $732,045, $480,349, and $473,853 for the years ended December 31, 2018, 2017, and 2016, respectively.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, future minimum payments due under lease obligations for the next five years were as follows:

Operating Lease Obligations	December 31,
2018

2019	1,475,761
2020	1,626,179
2021	1,671,003
2022	1,664,510
2023	1,700,539
2024 and thereafter	4,246,015
$12,384,007

As of December 31, 2018, future minimum payments due under manufacturing and service obligations for the next five years were as follows:

Manufacturing and Servicing Obligations	December 31,
2018

2019	460,635
2020	804,347
2021	864,099
2022	885,678
2023	907,817
2024 and thereafter	5,382,360
$9,304,936

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

Note 10 – Equity Incentive Plans and Equity:

Total compensation cost for share-based payments recognized for the years ended December 31, 2018, 2017, and 2016 was approximately $6,807,620, $4,438,181, and $4,225,149, respectively. Cost of goods sold the year ended December 31, 2018, 2017, and 2016 included share-based compensation of approximately $859,133, $243,063, and

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$221,559, respectively. Selling, general, and administrative expense for the year ended December 31, 2018, 2017, and 2016 included share-based compensation of approximately $5,948,487, $4,195,118, and $3,971,930, respectively. Capital expenditures recorded for the Freshpet Kitchens expansion project included share-based compensation of approximately $163,850 during the year ended December 31, 2018, and approximately $31,660 during the year ended December 31, 2016.

2006 Stock Plan—In December 2006, the Company approved the 2006 Stock Plan (the “2006 Plan”) under which options to purchase approximately 624,223 shares of the Company’s common stock were granted to employees and affiliates of the Company. These options are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At December 31, 2018, there were zero shares available for grant as the plan is frozen.

2010 Stock Plan—In December 2010, the Company approved the 2010 Stock Plan (the “2010 Plan”) under which options to purchase approximately 2,146,320 shares of the Company’s common stock were granted to employees and affiliates of the Company (in 2012, the 2010 Plan was amended to allow for option to purchase approximately 2,220,280 shares of the Company’s common stock). These options are either time-based (vest over four years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company, as defined in the stock grant agreement.

In December 2016, the Company modified 419,366 of its performance-based awards to time-based awards that vest over two years. At the time of the December 2016 modification the performance-based awards’ vesting criteria was not considered probable. All modified awards were fair valued on the modification date. As of December 31, 2016, the vesting of any remaining performance-based awards which were not modified in December 2016 were not considered probable of vesting and accordingly the Company has not recognized the related compensation expense.

The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other share-based and cash-based awards. As of December 31, 2018, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

At December 31, 2018, there were 1,732,379 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2018 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,030,266	$9.47
Granted	95,366	16.45
Exercised	(323,494)	9.55
Forfeited	(8,157)	7.20
Outstanding at December 31, 2018	1,793,981	$9.84	6.0	$40,029,245
Exercisable at December 31, 2018	1,110,938	$9.03	4.7	$25,881,315

All of the options exercisable at December 31, 2018 were in-the-money, which account for the entire aggregate intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 were $7,315,845, $8,081,050, and $1,467,076, respectively.

A summary of the nonvested service period stock options as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2017	1,352,417	$5.12
Granted	95,366	8.25
Vested	(756,583)	5.00
Forfeited	(8,157)	4.84
Nonvested as of December 31, 2018	683,043	$5.69

As of December 31, 2018, there was $2,671,816 of total unrecognized compensation costs related to non-vested service period options, of which $1,733,469 will be incurred in 2019, $874,360 will be incurred in 2020, and the remaining $63,987 will be incurred in 2021.

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual or cumulative revenue or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2018 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,154,393	$10.50
Granted	164,707	34.06
Exercised	(25,970)	9.05
Forfeited	(17,384)	7.10
Outstanding at December 31, 2018	1,275,746	$13.62	8.1	$24,306,420
Exercisable at December 31, 2018	52,536	$9.05	7.4	$1,214,118

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the nonvested performance-based options as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2017	1,115,140	$7.28
Granted	164,707	17.75
Vested	(39,253)	4.69
Forfeited	(17,384)	9.31
Nonvested as of December 31, 2018	1,223,210	$8.75

As of December 31, 2018, unrecognized compensation costs related to the 786,511 performance-based awards for which the achievement of the vesting criteria is considered probable as of December 31, 2018 have performance target dates ranging from December 31, 2019 through December 31, 2021. There was approximately $2,440,062 of total unrecognized compensation costs related to non-vested performance-based options for which the achievement of the vesting criteria is considered probable as of December 31, 2018, of which $1,218,613 will be incurred in 2019, and the remaining $1,221,449 will be incurred in 2020.

Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2018.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2017	165,240	$10.99
Granted	182,196	22.88
Issued Upon Vesting	(74,583)	10.53
Forfeited	(874)	14.37
Outstanding at December 31, 2018	271,979	$19.07

As of December 31, 2018, there was approximately $3,099,045 of total unrecognized compensation costs related to restricted stock units, of which $1,464,774 will be incurred in 2019, $1,102,101 will be incurred in 2020, and $532,170 will be incurred in 2021.

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during the years ended December 31, 2018, 2017, and 2016 were $14.27, $6.06 and $5.09 per share, respectively.

Expected Volatility—Expected volatility was based on the historical volatility of the Company’s common stock.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Weighted average exercise price of options granted	$27.60	$12.12	$9.71
Expected volatility	48.9% - 50%	45.6% - 50.1%	52.6% - 53.2%
Average expected terms in years	6 - 6.6	6.5 - 6.6	5.3 - 7.2
Risk-free interest rate	2.62% - 2.96%	1.92% - 1.93%	1.26% - 1.36%
Expected dividend yield	0.0%	0.0%	0.0%

Note 11 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common share outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2018, 2017 and 2016.

In the years ended December 31, 2018, 2017, and 2016, there were no reconciling items between Net Loss/Income and Net Loss attributable to common stockholders.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended
	December 31,
	2018	2017	2016
Service Period Stock Options	2,018,050	2,559,532	2,299,468
Restricted Stock Units	213,591	148,150	65,439
Performance Stock Options	52,536	39,253	—
Warrants	—	—	61,117
Total	2,284,177	2,746,935	2,426,024

Note 12 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $788,199 in 2018, $594,627 in 2017, and $497,731 in 2016.

Note 13 – Related Party Transactions:

In September 2018, one of the Company’s raw material vendors was purchased by a significant stockholder of the Company. The purchase of the vendor by the stockholder, has had no impact on the cadence or amount of the raw materials that the Company has purchased from the vendor. Since the acquisition of the vendor, the Company has purchased approximately $650,000 of raw materials from the vendor. The Company believes that all payments made to the vendor are at market value and thus at arms-length.

Note 14 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers—In 2018, 2017, and 2016, net sales to one of our distributors which sells directly to three of our customers, accounted for 16%, 18%, and 23% of our net sales, respectively. In both 2017 and 2016, no customers accounted for 10% of our net sales, while in 2018 , one customer accounted for more than 10% of our net sales. As of December 31, 2018 one distributor and two customers accounted for 11%, 22% and 13% respectively, of our accounts receivable. As of December 31, 2017 one distributer and two customers accounted for 19%, 19% and 10%, respectively,  of our account receivable.

Major Suppliers—The Company purchased approximately 17% of its raw materials from one vendor during 2018, approximately 24% of its raw materials from one vendor during 2017, and approximately 23% of its raw materials from one vendor during 2016.

Of the finished goods product volume not manufactured by us, the Company also purchased approximately 99% of its finished goods from three vendors in 2018, approximately 88% from three vendors in 2017, and approximately 89% from four vendors in 2016.

The Company purchased approximately 81% of its packaging material from three vendors during 2018, 91% of its packaging material from three vendors during 2017, and approximately 84% of its packaging material from three vendors during 2016.

Note 15 – Unaudited Quarterly Results:

Unaudited quarterly results for the years ended December 31, 2018, 2017, and 2016 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Net sales	43,169,601	47,624,956	50,799,601	51,643,303
Income/(loss) from operations	(3,409,926)	(3,409,631)	43,639	1,890,379
Net Income/(loss)	(3,520,937)	(3,500,519)	(97,165)	1,757,418
Net Income/(loss) attributable to common stockholders	(3,520,937)	(3,500,519)	(97,165)	1,757,418
Basic earnings/(loss) per common share	(0.10)	(0.10)	(0.00)	0.05
Diluted earnings/(loss) per common share	(0.10)	(0.10)	(0.00)	0.05
2017:
Net sales	33,677,571	38,728,364	40,125,006	39,828,546
Income/(loss) from operations	(2,740,471)	(1,827,121)	199,024	1,617,318
Net Income/(loss)	(2,879,525)	(2,652,162)	(245,548)	1,514,895
Net Income/(loss) attributable to common stockholders	(2,879,525)	(2,652,162)	(245,548)	1,514,895
Basic earnings/(loss) per common share	(0.09)	(0.08)	(0.01)	0.04
Diluted earnings/(loss) per common share	(0.09)	(0.08)	(0.01)	0.04
2016:
Net sales	30,528,837	32,099,518	33,767,826	33,310,430
Income/(loss) from operations	(1,599,195)	(2,974,942)	808,196	1,550,989
Net Income/(loss)	(1,771,802)	(3,243,002)	620,730	1,233,400
Net Income/(loss) attributable to common stockholders	(1,771,802)	(3,243,002)	620,730	1,233,400
Basic earnings/(loss) per common share	(0.05)	(0.10)	0.02	0.04
Diluted earnings/(loss) per common share	(0.05)	(0.10)	0.02	0.04

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein under "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.1

Third Amended and Restated Loan and Security Agreement by and among Freshpet, Inc. as Borrower, the lenders that are signatories hereto as the Lenders, and City National Bank, together with its successors and assigns as the Arranger and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017)

10.2	Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 12, 2014)
10.3	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.4	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.5

Form of Restricted Stock Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.6

Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.7

Form of Incentive Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.8

Form of Nonqualified Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.9

Form of Stock Appreciation Rights Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.10	Form of Freshpet, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.11	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.12	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.13

Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.14	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

Exhibit No.	Description
10.15	Separation and Consulting Agreement, dated as of March 9, 2016, by and between Freshpet, Inc. and Richard Thompson (incorporated by reference to the Company’s Form 8-K filed on March 9, 2016)
10.16

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
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Kassar Richard Kassar	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Charles A. Norris Charles A. Norris	Director

/s/ J. David Basto J. David Basto	Director

/s/ Daryl G. Brewster Daryl G. Brewster	Director

/s/ Lawrence S. Coben Lawrence S. Coben	Director

/s/ Walter N. George III Walter N. George III	Director

/s/ Robert C. King Robert C. King	Director

/s/ Jonathan S. Marlow Jonathan S. Marlow	Director

/s/ Craig D. Steeneck Craig D. Steeneck	Director

/s/ Leta D. Priest Leta D. Priest	Director

/s/ Jacki S. Kelley Jacki S. Kelley	Director