Form 10-K/A
period 2018-12-31
Freshpet, Inc.
filed 2019-04-30
CIK 1611647

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018, was approximately $721 million.

The number of shares of Registrant’s Common Stock outstanding as of April 23, 2019 was 35,868,597.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “2018 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2018 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2018 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2018 10-K and the exhibit index set forth in Part IV of the 2018 10-K and includes certain exhibits as noted thereon. The cover page of the 2018 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2018 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2018 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2018 10-K. Accordingly, this Amendment should be read in conjunction with our 2018 10-K and with our filings with the SEC subsequent to the filing of our 2018 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2018 10-K.

Table of Contents

Freshpet, Inc.

Amendment No. 1 on Form 10-K/A

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 2, 2019), position and a description of the business experience of each of our executive officers and directors:

Name	Age	Position(s)
Charles A. Norris	73	Chairman of the Board and Director
William B. Cyr	56	Director and Chief Executive Officer
J. David Basto	46	Director
Daryl G. Brewster	62	Director
Lawrence S. Coben	60	Director
Walter N. George III	62	Director
Robert C. King	60	Director
Jonathan S. Marlow	39	Director
Craig D. Steeneck	61	Director
Leta D. Priest	59	Director
Jacki S. Kelley	52	Director
Scott Morris	50	President and Chief Operating Officer
Richard Kassar	72	Chief Financial Officer
Stephen Weise	59	Executive Vice President of Manufacturing and Supply Chain
Stephen Macchiaverna	61	Senior Vice President, Controller and Secretary
Cathal Walsh	47	Senior Vice President, Cooler Operations

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors and Chairman of the Board since October 2006. Mr. Norris serves as a member of the board of directors of Primo Water and previously served as the Chairman of Glacier Water Services Inc. from 2001 to 2016. He was previously a member of the board of directors of Advanced Engineering Management and MP Holdco LLC, and was Chairman of the Board of Day Runner from September 2001 to November 2003, when it was sold. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained with Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestle in both Switzerland and the United States. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

Director and Chief Executive Officer—William B. Cyr has been a member of our Board of Directors and our Chief Executive Officer since September 2016. Before assuming his role at Freshpet, Mr. Cyr, served as President and Chief Executive Officer of Sunny Delight Beverages Co. (“SDBC”) from August 2004 to February 2016. Prior to joining SDBC, Mr. Cyr spent 19 years at Procter & Gamble, where he ultimately served as the Vice President and General Manager of the North American Juice Business and Global Nutritional Beverages.  Mr. Cyr serves as a Board and Executive Committee Member of the Grocery Manufacturers Association, a position he has held since 2002. Additionally, during his time as President and Chief Executive Officer of SDBC he was a member of the Board of Directors of American Beverage Association from 2007 until 2016 and on the Executive Committee from 2012 to 2016. Mr. Cyr holds an A.B. from Princeton University. Mr. Cyr provides the Board of Directors with knowledge of the daily affairs of the Company, expertise in the consumer products industry and extensive experience in corporate leadership.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Managing Director of The Carlyle Group, which he joined in 2015.  Prior to joining The Carlyle Group, Mr. Basto was Founding Partner of Broad Sky Partners, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean Partners from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean Partner’s consumer sector investing team. Prior to MidOcean Partners, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto currently serves on the board of directors of the parent entities of Weiman Products, Apex Parks Group and Artic Glacier, Inc. Mr. Basto provides the Board of Directors with expertise in analyzing financial issues and insights into the consumer sector.

Director—Daryl G. Brewster has been a member of our Board of Directors since January 2011. Since 2013, Mr. Brewster has served as the Chief Executive Officer of CECP, a coalition of chief executive officers from over 200 large cap companies focused on driving sustainable business and connecting chief executive officers and leading investors. Since 2008, Mr. Brewster has also been the founder and chief executive officer of Brookside Management, LLC, a boutique consulting firm that provides C-level consulting and support to consumer companies and service providers to the industry. Between 2009 and 2013, Mr. Brewster was a Management Advisor to MidOcean Partners. Prior to that, Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Nabisco, Inc. and Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK; Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the board of MP Holdco LLC and the boards of several middle-market growth companies, and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board of Directors with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

Director—Lawrence S. Coben, Ph.D. has been a member of our Board of Directors since November 2014. Dr. Coben has served as Chairman of the Board of NRG Energy since February 2017, and has been a director of NRG since December 2003. He was Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC from 2003 to December 2017. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company, from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Dr. Coben was an independent consultant. From 1994 to 1996, Dr. Coben was Chief Executive Officer of Bolivian Power Company. Dr. Coben served on the advisory board of Morgan Stanley Infrastructure II, L.P. from September 2014 through December 2016. Dr. Coben is also Executive Director of the Sustainable Preservation Initiative and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology. Dr. Coben provides the Board of Directors with significant managerial, strategic, and financial expertise, particularly as it relates to company financings, transactions and development initiatives.

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

Director—Jacki S. Kelley has been a member of our Board of Directors since January 2019. Ms. Kelley has over 25 years of executive and senior leadership experience in the media and digital industries.  She currently serves as President and Chief Client Officer at Dentsu, Inc., a role she has held since April 2019. Prior to her current role,

Ms. Kelley spent five years at Bloomberg, first joining as Chief Operating Officer of Bloomberg Media in 2014 and then moving to Bloomberg LP in 2017 after being appointed Deputy Chief Operating Officer. Before joining Bloomberg, Ms. Kelley was the CEO, North America, and President of Global Clients for IPG Mediabrands as well as Global CEO, Universal McCann. She was also a Vice President, Worldwide Strategy & Solutions, at Yahoo! and worked with USA Today for 18 years, leaving the company as a Senior Vice President. Ms. Kelley also serves on the board of directors of Comic Relief USA.

Director—Robert C. King has been a member of our Board of Directors since November 2014. Mr. King served as the Chief Executive Officer of Cytosport, Inc., a sports nutrition company and maker of Muscle Milk, from July 2013 to August 2014. Prior to joining Cytosport, Mr. King was an advisor to TSG Consumer Partners, a mid-market private equity firm specializing in consumer-packaged goods companies, from March 2011 to July 2013. Mr. King spent 21 years in the North America Pepsi system, from 1989 to 2010, including serving as Executive Vice President and President of North America for Pepsi Bottling Group from 2008 to his retirement in 2010, President of North America for Pepsi Bottling Group from 2006 to 2008, President of Field Bottling from 2005 to 2006 and Senior Vice President and General Manager for the Mid-Atlantic Business Unit from 2002 to 2005. Before joining the North America Pepsi system, Mr. King worked in various sales and marketing positions with E&J Gallo Winery from 1984 to 1989, most recently as Western Region Sales Manager, and with Procter & Gamble from 1980 to 1984, most recently as Unit Manager. . Mr. King currently serves on the board of directors of Arctic Glacier, One Madison Corp and EXAL Corporation and is non-executive chairman of the board of Gehl Foods. Mr. King previously served as a board member and advisor to Cytosport, Island Oasis Frozen Cocktail Co., Inc. and Neurobrands, LLC. Mr. King provides the Board of Directors with corporate leadership, public company experience, operations expertise and more than 30 years of consumer-packaged goods experience.

Director—Jonathan S. Marlow has been a member of our Board of Directors since December 2010. Mr. Marlow is a Managing Director at MidOcean Partners, and has been with the firm since 2009, where he has focused on investments within the consumer sector. Prior to MidOcean Partners, Mr. Marlow worked for Investcorp International Inc. in the private equity group from 2006 through 2008. Previously, Mr. Marlow held positions at J.F. Lehman & Company and Bear, Stearns & Co. Inc. Mr. Marlow currently serves on the board of directors of Image Skincare, Hunter Fan, Florida Food Products and BH Cosmetics. Mr. Marlow provides the Board of Directors with expertise in investment strategies and insight into the consumer sector.

Director—Leta D. Priest has been a member of our Board of Directors since September 2018. Ms. Priest has over 30 years of executive and senior leadership experience in the retail and consumer packaged goods industries. She was a key leader in food for Walmart from May 2003 to November 2015 during Walmart’s expansion of grocery, including having served as Senior Vice President and General Merchandising Manager, Fresh Food from 2009 to 2015. Ms. Priest also served as Senior Vice President, General Merchandising Manager in other key areas of food for Walmart from January 2007 through 2015. She began her career with Walmart as Vice President of Food Development. She joined Walmart from Safeway, where she served as Vice President Corporate Brands, North America from January 1998 to April 2003. Prior to her time at Safeway, Ms. Priest had 11 years of consumer products experience in senior leadership roles across brand management and product development with The Torbitt & Castleman Company and Dole Food Company.  Since April 2018, Ms. Priest has served as a director on the board of Milo’s Tea Company.  In 2017, she completed seven years of service as a director on the Board of Feeding America and she currently serves as a director on the board for the National Council on Aging.

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc. from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations and corporate development and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. Pinnacle Foods was acquired by Conagra Brands in October 2018. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide Corporation), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant Timeshare Resort Group (now Wyndham Worldwide Corporation). From October 1999 to

February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck has served as a board member and Chairman of the Audit Committee of Hostess Brands, Inc.  since November 2016 and as lead independent director since January 2019. Mr. Steeneck has served as a board member of Collier Creek Holdings since November 2018, where he is Chairman of the Audit Committee and member of the Compensation Committee.  Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer-packaged goods industry as well as accounting and financial expertise.

President, Chief Operating Officer & Co-Founder—Scott Morris is a co-founder of Freshpet and has served as our Chief Operating Officer since July 2015 and President since March 2016. Mr. Morris served as our Chief Marketing Officer from January 2014 to July 2015 and Senior Vice President of Sales and Marketing from 2010 to 2013. Mr. Morris is involved in all aspects of Company development and day-to-day operations. Prior to joining Freshpet, Mr. Morris was Vice President of Marketing at The Meow Mix Company from 2002 to 2006. Previously, Mr. Morris worked at Ralston Purina from 1990 to 2002, holding various leadership positions in Sales and Marketing, most recently Pet Food Group Director. Mr. Morris also works as an advisor and investor in several small startup consumer packaged goods companies with strong social missions and a focus to improve food and the world.

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

EVP Manufacturing and Supply Chain—Stephen Weise joined Freshpet in July of 2015 as the EVP of Manufacturing and Supply Chain.  Mr. Weise has over 25 years of experience in the manufacturing and distribution of consumer products. Prior to joining Freshpet, from June 2013 to July 2015, Mr. Weise was an Account Manager at TBM Consulting, a consulting firm that specialized in operational excellence and lean manufacturing. From 2003 to February 2013, Mr. Weise held the role of COO at the Arthur Wells Group, a 3PL specializing in consumer products and temperature-controlled distribution.  Prior to that, from 2002 to 2003, he served as the SVP of Operations for the B. Manischewitz Company, a specialty food manufacturer.  From 2000 to 2002, he served as Chief Operating Officer at the Eight in One Pet Products Company, from 1995 to 2000 as VP of Manufacturing at Chock Full O’ Nuts, and from 1986 to 1995 in various positions at Kraft Foods.

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

SVP Cooler Operations & Co-Founder—Cathal Walsh is a co-founder of Freshpet and has served as Senior Vice President of Cooler Operations since January 2011 and previously served as our Chief Operating Officer from October 2006 to January 2011. Prior to joining Freshpet, Mr. Walsh was Zone Marketing Manager at Nestlé Worldwide from 2000 to 2005 and was Marketing Manager at Nestlé Pet Care from 1996 to 2000. Mr. Walsh has over 20 years’ experience in packaged goods marketing, sales and management, including in international food markets.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Structure

In accordance with our Certificate of Incorporation and Bylaws, our Board of Directors consists of 11 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Cyr is independent consistent with the Nasdaq rules. Mr. Brewster, Mr. King and Ms. Kelley are the Class I directors and their terms will expire in 2021. Mr. Harned, who was a Class I director, resigned from the Board of Directors on December 4, 2018. Mr. Basto, Mr. George, Mr. Steeneck and Mr. Coben are the Class II directors and their terms will expire in 2019. Mr. Norris, Mr. Marlow, Ms. Priest and Mr. Cyr are the Class III directors and their terms will expire in 2020. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

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

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. Each of the committees reports to the Board of Directors as they deem appropriate and as the Board of Directors may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

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

Our Audit Committee consists of Mr. Steeneck (chair), Mr. Basto and Mr. George. Our Board of Directors has affirmatively determined that Mr. Steeneck, Mr. Basto and Mr. George meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and Nasdaq rules. In addition, Mr. Steeneck qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

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

Our Nominating and Corporate Governance Committee consists of Mr. Coben (chair), Mr. George, Ms. Kelley and Mr. King. Our Board of Directors has affirmatively determined that Mr. Coben, Mr. George, Ms. Kelley and Mr. King meet the definition of “independent directors” for purposes of serving on a Nominating and Corporate Governance Committee under applicable SEC and Nasdaq rules.

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

Our Compensation Committee consists of Mr. Marlow (chair), Mr. Brewster, Ms. Priest and Mr. King. Our Board of Directors has affirmatively determined that Mr. Marlow, Mr. Brewster, Ms. Priest and Mr. King meet the definition of “independent directors” for purposes of serving on a Compensation Committee under applicable SEC and Nasdaq rules.

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

Leadership Structure of the Board of Directors

The positions of Chairman of the Board and Chief Executive Officer are presently separated. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. While our Bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of the Compensation Committee during 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2018 all filing requirements applicable to the Reporting Persons were timely met except (i) each of Messrs. Norris, Basto, Brewster, Coben, George, King, Steeneck and Harned and MidOcean (which received a grant for director services provided by Mr. Marlow) did not timely file a Form 4 in connection with a grant of common stock on March 30, 2018 as part of the Company’s director compensation program; (ii) Mr. Walsh did not timely file a Form 3 upon becoming a Section 16 officer on December 19, 2018; (iii) each of Messrs. Kassar, Weise and Macchiaverna did not timely file a Form 4 in connection with the grant of two tranches of options on March 30, 2018; (iv) each of Messrs. Morris, Kassar and Weise did not timely file a Form 4 in connection with the grant of options on February 20, 2018; and (v) Mr. Morris did not timely file a Form 4 in connection with the sale of shares on May 11, 2018, in each case due to administrative delays.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

Introduction

This CD&A describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers (or NEOs). This CD&A also describes Freshpet’s philosophy behind and objectives for executive compensation, as well as the manner in which the Company awards, and our NEOs earn, such compensation. Finally, this CD&A is intended to supplement the data presented in the Summary Compensation Table and other compensation tables that follow the CD&A.

The following table lists our NEOs for 2018, which is the group consisting of each individual who served as our Chief Executive Officer or Chief Financial Officer during 2018, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2018.

Name	Principal Position
William B. Cyr	Chief Executive Officer
Scott Morris	President and Chief Operating Officer
Richard Kassar	Chief Financial Officer
Stephen L. Weise	Executive Vice President, Operations
Cathal Walsh	Senior Vice President, Cooler Operations

Compensation Philosophy and Objectives

Our philosophy is to align our executive compensation with the interests of our stockholders by basing our more fundamental compensation decisions on financial objectives that our Board of Directors (or Board) believes have a significant impact on long-term stockholder value. An important goal of our executive compensation program is to help ensure that we hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals. Our executive compensation program is designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

•	to reward our NEOs for sustained financial and operating performance and strong leadership;
•	to align our NEOs’ interests with the interests of our stockholders; and
•	to encourage our successful NEOs to remain with us for the long term.

Underpinning our compensation philosophy is the belief that Freshpet is a growth company with the potential to have a significant impact on the pet food industry. Achieving that potential should result in value creation for our stockholders. Thus, we believe that management’s incentives, our annual goals, and our longer-term goals set by the Company’s Compensation Committee (or Compensation Committee) and the Board should reflect that growth orientation.

Compensation Strategy

The Compensation Committee has numerous tools at its disposal to help Freshpet accomplish its short- and long-term performance goals. The Committee generally chooses to utilize those tools as follows in its administration and oversight of our executive compensation program.

Peer Group Selection

The Compensation Committee selects a peer group for compensation comparison purposes that includes a blend of comparably-sized companies in similar industries, including pet-related companies—our most likely sources of talent to support our growth. But the Committee also deliberately adds companies experiencing significant growth to help ensure that our compensation practices are competitive with—and relevant to—the circumstances found in growth-oriented companies so that they contribute to the growth potential of Freshpet.

Significant Portion of Compensation as Equity

We award a significant portion of executive compensation as equity as we believe this is an effective way to help management focus on our long-term goals while also aligning stockholder and management interests. While we target total compensation (based on position) within the 50th to 75th percentile of our compensation peer group, a meaningful portion of that compensation consists of stock options, which awards have no value to the recipient unless our stock price rises. Additionally, supplemental awards within the broader organization are rarely paid in cash but instead consist of equity awards. Finally, in 2018 we decided to include all employees Company-wide in our equity compensation program, including hourly employees, in order to better foster an ownership mentality and drive long-term growth. For each grant, the vesting requirement is typically at least three years or tied to a specific, long-term achievement.

Long-Term Goal Setting

We set a four-year growth goal for management in 2016 and have issued significant equity awards to our most senior managers tied to that goal. For our CEO, Mr. Cyr, his 2016 award of stock options replaced subsequent annual awards in order to emphasize the importance of achieving our long-term growth goal. Messrs. Kassar, Morris, and Weise also received stock options with the same objectives in 2016 to help ensure alignment amongst our leadership team against the Company’s long-term goals. Additionally, our COO, Mr. Morris, was granted a significant number of stock options in 2017 (replacing subsequent annual grants) to drive similar behavior. Further, the Board has continually reinforced to management its belief in driving long-term growth via annual goals that are set. The Board has encouraged management to make prudent, near-term investments—even at the expense of near-term earnings—to better drive long-term growth and to enable Freshpet to satisfy our overarching goal of long-term growth.

Encouraging Teamwork

We strongly believe that teamwork among our workforce is essential to help us achieve our long-term growth potential. Thus, all bonus-eligible employees—including our NEOs—are compensated using the same bonus formula. Each employee earns the same percentage of his or her target award each year, assuming there are no outstanding, individual performance issues. We believe that this creates an “all-for-one and one-for-all” mentality within Freshpet that allows individual employees to make the right choices for the Company without regard to their impact on the achievement of less important functional or personal goals. Additionally, Mr. Cyr, at his own recommendation, has chosen to forego salary increases and instead has reallocated those dollars within his leadership team to reinforce his commitment to our teams and to recognize the strong performance of his colleagues.

Incenting Sales Growth

We set what we believe to be aggressive net sales growth targets for management each year and our annual incentive plan formula places equal value—both weighting (50%) and economic value ($ at risk)—on the achievement of those net sales growth targets versus profitability goals. This helps to ensure that our management seeks to drive sales growth in concert with profit growth.

Demanding Quality

We believe that no factor is more important to our long-term success than the quality of the products that we produce every day. As such, every manufacturing employee is incented each quarter for the achievement of a set of goals, many of which are either directly or indirectly connected to the production of outstanding pet foods that meet our high-quality standards. The Board also reviews the Company’s performance against its quality targets regularly.

How Elements of Our Executive Compensation Program are Related to Each Other

The various components of our compensation program are related but distinct and are designed to emphasize “pay for performance,” with a significant portion of total compensation reflecting a risk aspect tied to our long-term and short-term financial and strategic goals. Our compensation philosophy is designed to foster entrepreneurship at all levels of the organization and is focused on employee value and retention by making long-term, equity-based incentive opportunities a substantial component of our executive compensation. The appropriate level for each compensation component is based in part, but not exclusively, on internal equity and consistency, experience, and responsibilities, and other relevant considerations such as rewarding extraordinary performance. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

2018 Compensation Program

Independent Compensation Consultant

In 2018, the Compensation Committee retained Korn Ferry Hay Group (or KFHG) to advise it on compensation practices for our top nine officers, including each NEO. Specifically, KFHG was engaged to review our compensation peer group and our compensation structure for our executive officers, develop and recommend targets for our executive compensation program by analyzing the compensation structures of our peer group companies and market trends, and provide advice to the Compensation Committee on our executive compensation structure and program based on KFHG’s analysis. KFHG was also engaged to separately review the compensation arrangements applicable to employees at the director level and above, and the non-employee, independent directors of the Board.

Peer Group

The Compensation Committee, in consultation with KFHG, considered several factors in selecting an industry-specific compensation peer group for our 2018 compensation program. Considerations generally included the following:

•	Revenue between 0.4 and 2.5 times Freshpet’s revenue in 2017;
•	Companies in the food, beverage, and pet products industries;
•	Companies with similar location and geographical reach;
•	Companies with similar span, scope, and vertical integration;
•	Companies experiencing similar rates of growth;
•	Companies with similar operating complexity; and
•	Other publicly traded companies.

Based on the foregoing considerations, the Compensation Committee determined that our compensation peer group for 2018 would consist of the following entities:

John B. Sanfilippo & Son Inc.	Medifast Inc.	Primo Water Corp.
Simply Good Foods Company	E.L.F. Beauty, Inc.	Craft Brew Alliance Inc.
Omega Protein Corp.	Petmed Express Inc.	Bridgford Foods Corp.
Amplify Snack Brands	PetIQ Inc.	Natural Alternatives
Natures Sunshine Products, Inc.

As noted above, we target the total compensation amount for each of our NEOs (based on position) within the 50th to 75th percentile of total compensation for similarly situated executives within our compensation peer group (bearing in mind that we pay a significant portion of our compensation in the form of long-term, performance-based equity awards). We believe that these targets will help us to achieve an important goal of our executive compensation program, which is to hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term goals. We also believe that this compensation structure will help us to achieve our objectives of aligning our NEOs’ interests with the interests of our stockholders and encouraging our successful NEOs to remain with us for the long term.

Elements of Executive Compensation for 2018

We used three primary elements of compensation in our executive compensation program in 2018: base salary, annual incentive awards, and long-term equity compensation. Annual incentive awards and long-term equity compensation represent the performance-based elements of our compensation program. The performance goals tied to these compensation elements are flexible in application and can be tailored to meet our specific objectives. The amount of a specific individual’s annual incentive award for a performance period is intended to reflect that individual’s relative contribution to the Company in achieving or exceeding our annual goals, and the amount of an individual’s long-term incentive compensation is intended to reflect the individual’s expected contribution to the Company over longer performance periods.

Base Salary

We pay our NEOs a base salary based on the experience, skills, knowledge, and responsibilities required of each executive officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us. None of our NEOs is currently party to any agreement or arrangement that provides for automatic or scheduled increases in base salary. Base salaries for our NEOs are determined by the Compensation Committee.

The following table sets forth each NEO’s annual base salary rate for 2018:

Name	Annual Base Salary Rate
William B. Cyr	$600,000
Scott Morris	$400,000
Richard Kassar	$302,500
Stephen L. Weise	$270,000
Cathal Walsh	$312,394

Annual Incentive Awards

The Board initially adopted our current annual incentive plan—in which our NEOs participate—in 2016. Awards under the plan, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve our annual goals based on our strategic, financial, and operating performance objectives. For 2018, Messrs. Cyr, Morris, Kassar, Weise, and Walsh had the opportunity to earn annual target awards equal to 75%, 60%, 50%, 40%, and 35%, respectively, of their base salaries.

Our 2018 annual incentive program was based on the Company’s operating performance, which was calculated 50% based on adjusted EBITDA and 50% based on net sales. Our 2018 targets were as follows: $21 million of adjusted EBITDA; and $187 million of net sales. On a pre-bonus basis, and after adjusting to exclude non-recurring governance costs that were outside of the NEOs’ control (as determined by the Board), the Company delivered as follows: $24.388 million of adjusted EBITDA and $193.2 million of net sales. Adjusted EBITDA is not a financial measure prepared in accordance with U.S. generally accepted accounting principles (or GAAP). This metric is explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” where it is reconciled to the closest GAAP measure.

For 2018, based on the foregoing, we paid annual incentive awards to each NEO as follows:

Name	Amount of Award	% of Target Awarded
William B. Cyr	$562,500	125%
Scott Morris	$300,000	125%
Richard Kassar	$189,063	125%
Stephen L. Weise	$135,000	125%
Cathal Walsh	$117,031	125%

Long-Term Equity Compensation

Although we do not have a formal policy covering the grant of equity compensation awards to our executive officers, we believe that equity compensation provides our executive officers with a strong link to our long-term performance, creates an ownership culture, and helps to align the interests of our executive officers and our stockholders. Further, we believe that stock options with a time-based vesting feature promote executive retention as they incent our executive officers to remain employed with us for the applicable vesting period. Accordingly, the Compensation Committee (or alternatively, the Board) periodically reviews the equity compensation of our NEOs and from time to time may grant awards as it deems appropriate.

Our 2014 Omnibus Incentive Plan, as amended (or 2014 Plan) was adopted by the Board in connection with our initial public offering and approved by our stockholders on October 2, 2014. Each of our NEOs is eligible to participate in our 2014 Plan. Our 2014 Plan allows for awards of tax-qualified incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, other stock-based awards, and other cash-based awards to our directors, officers, employees, consultants, and advisors.

The Compensation Committee (or alternatively, the Board) determines the size and vesting terms of all awards made under our 2014 Plan, and administers all other aspects of the plan. In 2018, the Committee took into account a number of factors when making awards under our 2014 Plan, including, among others, the eligible employee’s expected contribution to the long-term success of the Company and information gathered by the Committee regarding compensation paid to similarly situated executives at companies in our compensation peer group.

In 2018, we granted certain NEOs stock options to purchase shares of our common stock under our 2014 Plan, 50% of which are scheduled to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date and 50% of which are scheduled to vest and become exercisable annually on a sliding scale according to the achievement of adjusted EBITDA performance-based conditions (and in each case subject to the NEO’s continued employment with us).

Other Compensation

In addition to base salary and annual and long-term performance-based compensation, our NEOs are also eligible for the following benefits on a similar basis as our other eligible employees:

•	health, dental, and vision insurance;
•	paid time off including vacation, personal holidays, and sick days;
•	life insurance and supplemental life insurance; and
•	short-term and long-term disability insurance.

Retirement Benefits

We maintain a 401(k) retirement savings plan (or 401(k) Plan) under which all of our employees (including our NEOs) are eligible to participate beginning on the first day of the month after their employment with us begins. The 401(k) Plan includes a deferral feature under which a participant may elect to defer his or her compensation by up to the statutorily prescribed IRS limits. Currently, we also match participant contributions to the 401(k) Plan up to 4% of the participant’s annual eligible earnings. We believe that providing a vehicle for retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation program and further incentivizes our NEOs in accordance with our compensation policies.

Other than the 401(k) Plan, we do not maintain any pension plans or non-qualified deferred compensation plans for the benefit of our employees or other service providers.

Employment Agreements with NEOs

The Company is party to an employment agreement with each of Messrs. Cyr, Morris, Kassar, Weise, and Walsh. Each agreement provides for an initial term of one year and for automatic one-year extensions beginning on the expiration of the initial term. Any automatic extension may be cancelled upon at least ninety days’ prior written notice from the respective NEO or the Company. Under their agreements, Messrs. Cyr, Morris, Kassar, Weise, and Walsh are entitled to receive minimum annual base salaries of $600,000, $400,000, $302,500, $312,394, and $270,000, respectively, subject to annual review by the Board. Further, Messrs. Cyr, Morris, Kassar, Weise, and Walsh have the opportunity to earn annual target bonuses equal to at least 75%, 60%, 50%, 40%, and 35%, respectively, of their base salaries. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally.

Employment Agreement with William Cyr

The Company entered into an employment agreement with Mr. Cyr on July 27, 2016. In the event of a termination of Mr. Cyr’s employment by the Company without “cause,” or by Mr. Cyr for “good reason” (each as defined in his employment agreement), he is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to (A) one and one-half times the sum of his (x)  base salary and (y) target bonus for a period of eighteen months, payable in equal monthly installments in accordance with the Company’s normal payroll practice, and (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for him and his eligible dependents for eighteen months.

Mr. Cyr’s employment agreement contains a cutback provision for “parachute payments” under Internal Revenue Code (or Code) Section 280G, under which he may receive a cutback of certain change-in-control payments in order to avoid any excise tax or loss of deduction under Code Section 280G, if the cutback would result (after factoring any potential excise taxes under Section 280G) in a larger after-tax payment to Mr. Cyr.

Mr. Cyr’s employment agreement contains the following restrictive covenants: (i) a non-compete covenant that prohibits him from competing against the Company for twenty-four months after employment, (ii) non-solicit covenants that prohibit him from actively soliciting the Company’s employees, customers, or suppliers during employment and for twenty-four months after employment, and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Employment Agreements with Scott Morris, Richard Kassar, Stephen Weise, and Cathal Walsh

The Company entered into employment agreements with Messrs. Morris, Kassar, and Walsh on October 31, 2014, and with Mr. Weise in July 2015. Under the agreements, in the event of a termination of the NEO by the Company without “cause,” by the NEO for “good reason,” or due to “permanent disability” (each as defined in the employment agreements), each NEO is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to twelve months of the NEO’s base salary in accordance with the Company’s normal payroll practice, (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for the NEO and his eligible dependents for twelve months, and (iii) only in the event of a termination by the Company without “cause” or by the NEO for “good reason” after June 30th during any year in which the employment agreement is effective, a pro-rated annual incentive award for the year in which termination occurs.

Each of the employment agreements with Messrs. Morris, Kassar, Weise, and Walsh contains a cutback provision for “parachute payments” under Code Section 280G, under which the NEO may receive a cutback of certain change-in-control payments in order to avoid any excise tax or loss of deduction under Code Section 280G, if the cutback would result (after factoring any potential excise taxes under Section 280G) in a larger after-tax payment to the NEO.

Each of the employment agreements with Messrs. Morris, Kassar, Weise, and Walsh contains the following restrictive covenants: (i) a non-compete covenant that prohibits the NEO from competing against the Company for twelve months after employment, (ii) non-solicit covenants that prohibit the NEO from actively soliciting the Company’s employees, customers, or suppliers during employment and for twelve months after employment, and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Accounting Considerations

We consider the accounting impact reflected in our financial statements when establishing the amounts and forms of executive compensation. The forms of compensation that we select are intended to be cost-efficient. We account for all awards settled in equity in accordance with FASB ASC Topic 718, under which the fair value of the grant, net of estimated forfeitures, is expensed over the service/vesting period based on the number of options, shares, or units, as applicable, that vest. The estimated payout amount of performance awards, along with any changes in that estimate, is recognized over the performance period under “liability” accounting. Our ultimate expense for performance awards will equal the value earned by/paid to the award recipients.

Tax Considerations; Deductibility of Compensation; Tax Cuts and Jobs Act

We focus on long-term stockholder value when determining all elements of compensation. As a result, tax deductibility is not our only consideration in awarding compensation. Code Section 162(m) (or Section 162(m)) limits the deductibility of compensation in excess of $1 million paid to any one covered employee in any calendar year. Under the tax rules in effect before 2018, compensation that qualified as “performance-based” under Section 162(m) was deductible without regard to this $1 million limit. However, the Tax Cuts and Jobs Act, which was signed into law December 22, 2017, eliminated this performance-based compensation exception effective January 1, 2018, subject to a special rule that “grandfathers” certain awards and arrangements that were in effect on or before November 2, 2017. As a result, compensation that the Compensation Committee structured in 2017 and prior years with the intent of qualifying as performance-based compensation under Section 162(m) that is paid on or after January 1, 2018 may not be fully deductible, depending on the application of the special grandfather rules. Moreover, from and after January 1, 2018, compensation awarded in excess of $1 million to our NEOs generally will not be deductible. While the Tax Cuts and Jobs Act will limit the deductibility of compensation paid to our covered employees, the Compensation Committee will—consistent with its past practice—continue to retain flexibility to design compensation programs that are in the long-term interests of the Company and our stockholders, with deductibility of compensation being one of a variety of considerations taken into account.

Compensation Risk Assessment

As a publicly-traded company, we are subject to SEC rules regarding risk assessment. Those rules require a publicly-traded company to determine whether any of its existing incentive compensation plans, programs, or arrangements create risks that are reasonably likely to have a material adverse effect on the company. We do not believe that our incentive compensation plans, programs, or arrangements create risks that are reasonably likely to have a material adverse effect on Freshpet.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

The Compensation Committee of Freshpet, Inc.

Jonathan S. Marlow
Daryl G. Brewster
Robert C. King
Leta D. Priest

Summary Compensation Table

The following table sets forth the compensation for 2018 for each NEO. Compensation information for 2017 and 2016 is presented for individuals who were also our NEOs in those years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
William B. Cyr (4) Chief Executive Officer	2018 2017 2016	600,000 600,000 161,538	- 508,950 143,014	- - 5,403,776	562,500 - -	53,486 28,981 8,914	1,215,986 1,137,931 5,717,242
Scott Morris President and Chief Operating Officer	2018 2017 2016	400,000 387,115 367,403	- 264,654 111,008	- 889,552 770,052	300,000 - -	11,000 30,497 30,629	711,000 1,581,818 1,279,092
Richard Kassar Chief Financial Officer	2018 2017 2016	302,500 290,721 281,061	- 165,409 69,353	221,384 212,395 546,177	189,063 - -	11,000 25,287 25,101	723,947 693,812 921,692
Stephen L. Weise Executive Vice President, Operations	2018	270,000	-	132,835	135,000	11,000	548,835
Cathal Walsh Senior Vice President, Cooler Operations	2018	312,394	-	132,835	117,031	-	562,260

(1)

The amounts in this column for 2018 reflect the aggregate grant date fair value of each stock option granted. These amounts were computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 10 to our consolidated financial statements included in the Company’s Form 10-K for fiscal year 2018 filed with the SEC on February 28, 2019.

(2)	The amounts in this column for 2018 reflect cash awards paid to our NEOs under the Company’s annual incentive plan.
(3)	The amounts in this column for 2018 are detailed in the table immediately below.

Name	Company Contribution to 401(k) Plan ($)	Gross Up for Moving Expenses ($)	Total ($)
William B. Cyr	11,000	42,486(a)	53,486
Scott Morris	11,000	-	11,000
Richard Kassar	11,000	-	11,000
Stephen L. Weise	11,000	-	11,000
Cathal Walsh	-	-	-

(a)Represents a one-time lump sum payment to gross up taxable income associated with Company-reimbursed moving expenses.

(4)	Mr. Cyr also serves as a member of the Board but does not receive any additional compensation for his service as a director.
(5)

2018 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs during 2018. Please see the “Outstanding Equity Awards at Fiscal Year-End” table below for additional information regarding the vesting parameters that are applicable to these awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
William B. Cyr	-	425,925	450,000	-	-	-	-	-	-	-
Scott Morris	-	227,160	240,000	-	-	-	-	-	-	-
Richard Kassar	3/30/2018	143,159	151,250	-	-	13,410	13,410	13,409	16.45	221,384
Stephen L. Weise	3/30/2018	102,222	108,000	-	-	8,046	8,046	8,046	16.45	132,835
Cathal Walsh	3/30/2018	88,616	93,625	-	-	-	-	16,092	16.45	132,835

(1)

The amounts reflected represent shares of our common stock underlying stock options that are eligible to vest annually on a sliding scale based on the achievement of adjusted EBITDA performance-based conditions.

(2)

The amounts reflected represent shares of our common stock underlying stock options that are eligible to vest in equal installments on the first three anniversaries of the grant date subject to the continued service of the grantee.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2018. Vesting of options reflected in the table is generally subject to continuous service with the Company, with accelerated vesting in certain circumstances, as reflected in the footnotes to the table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William B. Cyr	250,000	250,000 (1)	500,000 (2)	10.23	9/6/2026
Scott Morris	7,612 - 14,208 57,434	53,476 (3) - 28,416 (4) -	80,214 (2) 133,000 (2) - -	11.00 8.90 9.05 7.10	4/3/2027 9/27/2026 5/10/2026 1/1/2021
Richard Kassar	4,470 6,313 - 11,764 18,393 35,414	13,409 (5) 12,626 (3) - 23,528 (4) - -	8,940 (6) 18,940 (2) 79,800 (2) - - -	16.45 11.00 8.90 9.05 15.00 7.10	3/30/2028 4/3/2027 9/27/2026 5/10/2026 11/7/2024 1/1/2021
Stephen L. Weise	2,682 3,862 - 36,755	8,046 (5) 7,724 (3) - 18,377 (4)	5,364 (6) 11,587 (2) 53,200 (2) -	16.45 11.00 8.90 9.05	3/30/2028 4/3/2027 9/27/2026 5/10/2026
Cathal Walsh	- - 7,724 16,369 35,414 13,109	- - 15,449 (3) 8,185 (4) - -	16,092 (6) 35,000 (7) - - - -	16.45 15.65 11.00 9.05 7.10 15.00	3/30/2028 10/1/2027 4/3/2027 5/10/2026 1/1/2021 11/7/2024

(1)

Scheduled to vest annually in approximately equal installments through 2020, subject to continued employment, with (a) accelerated vesting of a pro rata portion of the next scheduled installment upon an involuntary termination and (b) accelerated vesting in full upon a change in control of the Company.

(2)

Eligible to vest on a sliding scale based upon the achievement of EBITDA performance goals that the Compensation Committee considers moderate to difficult to achieve, with (a) the opportunity to vest in a pro rata portion upon an involuntary termination, based on actual Company performance through the end of the performance period, and (b) the opportunity to vest in part or in full upon a change in control of the Company, based on actual Company performance through the change in control.

(3)

Scheduled to vest annually in approximately equal installments through 2020, subject to continued employment, with accelerated vesting of the next scheduled installment upon an involuntary termination within two years after a change in control of the Company.

(4)

Scheduled to vest annually in approximately equal installments through 2019, subject to continued employment, with accelerated vesting of the next scheduled installment upon an involuntary termination within two years after a change in control of the Company.

(5)

Scheduled to vest annually in approximately equal installments through 2021, subject to continued employment, with accelerated vesting of the next scheduled installment upon an involuntary termination within two years after a change in control of the Company.

(6)	Eligible to vest on a sliding scale in equal annual installments based upon the achievement of EBITDA performance goals that the Compensation Committee considers moderate to difficult to achieve.
(7)

Eligible to vest based upon the achievement of European Net Sales and EBITDA goals for 2020 that the Compensation Committee considers moderate to difficult to achieve, with the opportunity to vest in full upon a change in control of the Company, based on actual Company performance through the change in control.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the exercise of stock options by our NEOs in 2018. Our NEOs did not hold any other stock awards in 2018.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
William B. Cyr	-	-
Scott Morris	87,311	1,830,088
Richard Kassar	28,528	532,665
Stephen L. Weise	-	-
Cathal Walsh	-	-

(1)	Amounts reflect the aggregate difference between the market price of our common stock at the exercise date and the exercise price of the stock options.

Potential Payments Upon Termination or Change IN Control

The following table sets forth information regarding the severance payments and the change in control payments that could have been made to our NEOs had they experienced a termination of employment or a change in control as of December 31, 2018. The fair market value of a share of our common stock on December 31, 2018 was $32.16. The table only includes information for employment termination and change in control events that trigger vesting or severance-related payments, and assumes that each NEO will take all action necessary to receive the maximum available benefit, such as execution of a release of claims. Any amounts payable to the NEOs in the event of a change in control of the Company may be subject to reduction under Code Sections 280G and 4999. The amounts below are estimates of the incremental amounts that could be received upon a change in control or termination of employment; the actual amount could be determined only at the time of any actual change in control or termination of employment.

Name	Cash ($)(1)(2)	Equity ($)(3)
William B. Cyr
Termination due to permanent disability	-	-
Involuntary termination (4)	2,362,500	1,742,382
Change in control	-	16,447,500
Involuntary termination after change in control	-	-
Scott Morris
Termination due to permanent disability	252,000	-
Involuntary termination (4)	652,000	-
Change in control	-	3,093,580
Involuntary termination after change in control	-	1,788,246
Richard Kassar
Termination due to permanent disability	163,250	-
Involuntary termination (4)	465,750	-
Change in control	-	1,856,148
Involuntary termination after change in control	-	1,021,554
Stephen L. Weise
Termination due to permanent disability	120,000	-
Involuntary termination (4)	390,000	-
Change in control	-	1,237,432
Involuntary termination after change in control	-	714,535
Cathal Walsh
Termination due to permanent disability	168,197	-
Involuntary termination (4)	480,591	-
Change in control	-	577,850
Involuntary termination after change in control	-	516,056

(1)

If an NEO’s employment is terminated by us without cause, or due to the NEO’s permanent disability, or due to the NEO’s resignation with good reason, the NEO will be entitled to the cash severance benefits set forth in the NEO’s employment agreement described in the CD&A above under “Employment Agreements with NEOs.”

(2)	Assumes that (i) a qualifying termination occurs on December 31, 2018 and (ii) any bonus is earned at 100% of target.
(3)	See “Outstanding Equity Awards at Fiscal Year-End” above for an overview of the termination and change in control vesting terms of unvested stock options as of December 31, 2018.
(4)	An “involuntary termination” means a termination by the Company without cause or by the NEO for good reason.

Director Compensation

The full Board approved director compensation for 2018, based on the recommendation of the Compensation Committee with assistance from KFHG, and in accordance with the Company’s non-employee director compensation program. For 2018, each non-employee member of the Board who served for the entire year received an annual cash retainer of $37,500 (or $62,500 for the Chair of the Board), paid quarterly. In the fourth quarter of 2018, we increased the retainer amount, on a prospective basis, to $50,000 (or $80,000 for the Chair of the Board), in order to better align our director compensation with our peer group. See below for further details. In 2018, each Board member was also granted an award of time-vesting RSUs under our 2014 Plan, which vest on the first anniversary of the grant date, subject to continued service, with an upfront grant date value of $37,500 (or $62,500 for the Chair of the Board). In addition, certain directors who served as Chairs of Board committees received additional cash payments for 2018 as follows: $10,000 for the Chair of the Company’s Audit Committee and $5,000 each for the Chairs of the Compensation Committee and the Nominating and Corporate Governance Committee.

In 2018, our Nominating and Corporate Governance Committee recommended that the Board actively recruit new members to diversify the Board. To begin that process, the Board conducted a study of Board compensation practices to ensure that our non-employee director compensation program was sufficient to attract the necessary talent to achieve its diversification goals. The compensation of the Board had not changed since the Company went public in 2014. As such, in April 2018, we conducted a study of board compensation practices using the same peer group selected for the Company’s management. Based on the outcomes of that study and consistent with the compensation principles that we apply to management, the Board revised the non-employee director compensation policy, effective with payments made in the fourth quarter of 2018. The changes increased the overall compensation (both cash and equity) to be between the 50th and 75th percentile of the peer group and to weight compensation for 2019 more towards equity than cash (approximately 60% equity, 40% cash). With these compensation changes, Freshpet was able to successfully recruit two new, qualified directors.

The following table shows compensation paid to each of our non-employee directors who served during 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Charles A. Norris (2)	66,875	62,494	129,369
J. David Basto	40,625	37,506	78,131
Daryl G. Brewster	40,625	37,506	78,131
Lawrence S. Coben (3)	46,250	37,506	83,756
Walter N. George III	40,625	37,506	78,131
Christopher B. Harned (4)	36,779	37,506	74,285
Robert C. King	40,625	37,506	78,131
Jonathan S. Marlow (5)	46,250	37,506	83,756
Craig D. Steeneck (6)	51,875	37,506	89,381
Leta D. Priest (7)	12,500	34,992	47,492
Jacki S. Kelley (8)	-	-	-
William B. Cyr (9)	-	-	-

(1)

Represents the aggregate grant date fair value of RSUs granted under our 2014 Plan without regard to forfeitures, computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the director. The stock awards reflected in the table comprise all outstanding equity awards held by our non-employee directors at the end of 2018.

(2)	Charles A. Norris serves as Chair of the Board.
(3)	Lawrence S. Coben serves as Chair of the Nominating and Corporate Governance Committee and as such received an additional cash payment of $5,000 for 2018.
(4)	Christopher B. Harned resigned from the Board on December 4, 2018, and the Board agreed to accelerate vesting of his outstanding RSUs at that time.
(5)

Jonathan S. Marlow serves as Chair of the Compensation Committee and as such was entitled to additional cash payment of $5,000 for 2018. As noted above, Mr. Marlow is an employee of MidOcean Partners. MidOcean US Advisor, L.P. (or US Advisor) provides investment advisory services to MidOcean Partners and its affiliates. As part of Mr. Marlow’s employment agreement with MidOcean Partners, director fees that he becomes entitled to in connection with his employment with MidOcean Partners—including director fees from Freshpet—are paid instead directly to US Advisor. Mr. Marlow’s director fees paid by Freshpet to US Advisor are subject to the same terms, including vesting terms, as director fees paid to other non-employee Board members.

(6)	Craig D. Steeneck serves as the Chair of the Audit Committee and as such received an additional cash payment of $10,000 for 2018.
(7)

Leta D. Priest was appointed to the Board on September 27, 2018. Ms. Priest was provided with a pro-rated cash retainer fee of $12,500 and the Board, in its discretion, granted Ms. Priest RSUs under our 2014 Plan with an upfront grant date value equivalent to $34,500.

(8)	Jacki S. Kelley was appointed to the Board on January 18, 2019 and as such received no compensation for 2018.
(9)	William B. Cyr is an NEO and does not receive separate compensation for serving on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company administers two current equity compensation plans: our 2014 Plan and a 2016 inducement stock option grant to Mr. Cyr. The Company also administers two legacy equity compensation plans: our 2010 Stock Option Plan (or 2010 plan) and our 2006 Stock Incentive Plan (or 2006 Plan). The following table provides information as of December 31, 2018 regarding shares of our common stock that may be issued under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	2,341,706(2)	11.26	1,732,379
Equity Compensation Plans Not Approved by Security Holders	1,000,000(3)	10.23	-
Total	3,341,706	11.41	1,732,379

(1)	RSUs reflected in column (a) are not reflected in these weighted-average exercise prices.
(2)

Includes 1,498,746 options outstanding under our 2014 Plan with a weighted average exercise price of $13.47 and 271,979 RSUs outstanding under our 2014 Plan; 565,508 options outstanding under our 2010 Plan with a weighted average exercise price of $7.10; and 5,473 options outstanding under our 2006 Plan with a weighted average exercise price of $8.87.

(3)	Reflects a September 2016 inducement grant to our CEO, Mr. Cyr, which grant is described below.

2014 Omnibus Plan

Our 2014 Plan was adopted by the Board in connection with our initial public offering and approved by our stockholders in October 2014. Our 2014 Plan allows for awards of tax-qualified incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, other stock-based awards, and other cash-based awards to our directors, officers, employees, consultants, and advisors. Upon the adoption of our 2014 Plan, we discontinued our 2010 Plan, as described below.

Inducement Grant to Mr. Cyr

On September 6, 2016, we granted our CEO, Mr. Cyr, an inducement grant of stock options in accordance with the NASDAQ Marketplace Rules. Mr. Cyr’s inducement grant consisted of 500,000 performance-vesting options and 500,000 time-vesting options. See “Outstanding Equity Awards at Fiscal Year-End” above for an overview of the vesting terms of these options.

2010 Stock Option Plan

Our 2010 Plan was adopted by the Board and approved by our stockholders in December 2010. Our 2010 Plan allowed for the grant of tax-qualified incentive stock options and nonstatutory stock options to our employees, officers, directors, consultants, and advisors. We discontinued our 2010 Plan in March 2014 and no new awards have been granted under the plan since that time. Any award outstanding under our 2010 Plan at the time of its discontinuance will remain in effect until the award is exercised or has expired in accordance with its terms.

2006 Stock Incentive Plan

Our 2006 Plan was adopted by the Board and approved by our stockholders in October 2006. Our 2006 Plan allowed for the grant of tax-qualified incentive stock options, nonstatutory stock options, restricted stock awards, RSUs, stock appreciation rights, and other stock-based awards to our employees, officers, directors, consultants, and advisors. We discontinued our 2006 Plan in December 2010 and no new awards have been granted under the plan since that time. Any award outstanding under our 2006 Plan at the time of its discontinuance will remain in effect until the award is exercised or has expired in accordance with its terms.

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 23,2019, by:

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

The numbers listed below are based on 35,868,597 shares of our common stock outstanding as of April 23, 2019. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
MidOcean (2)	3,296,308	9.2%
Gilder, Gagnon, Howe & Co.(3)	2,594,469	7.2%
Blackrock, Inc.(4)	1,877,138	5.2%
Named Executive Officers and Directors:
Charles A. Norris (5)	586,248	1.6%
William B. Cyr	325,532	*
J. David Basto	17,321	*
Daryl G. Brewster	69,549	*
Lawrence S. Coben	50,342	*
Walter N. George III	39,375	*
Robert C. King	23,988	*
Jonathan S. Marlow	-	*
Craig D. Steeneck	30,655	*
Leta D. Priest	2,615	*
Jacki S. Kelley	1,655	*
Richard Kassar	242,133	*
Scott Morris	218,792	*
Stephen L. Weise	49,843	*
Cathal Walsh	85,702	*
Executive Officers and Directors as a Group (15 persons)	1,789,018	5.0%

*	Less than 1%
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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his or her spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 23, 2019 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person.

(2)

Includes 2,030,000 shares of common stock held by MidOcean Partners III, L.P.,1,079,226 shares of common stock held by MidOcean Partners III-A, L.P. and 173,094 shares of common stock held by MidOcean Partners III-D, L.P. (collectively, the “MidOcean Entities”). MidOcean Associates, SPC by and on behalf of its Segregated Portfolio, MidOcean Partners Segregated Portfolio III (“Associates”) is the General Partner of each of the MidOcean Entities. MidOcean US Advisor, L.P. (“US Advisor”) provides investment advisory services to each of the MidOcean Entities and Associates. 13,988 shares of restricted common stock (which have vested or will vest in the next 60 days) are held by US Advisor. J. Edward Virtue indirectly controls the shares of common stock held by the MidOcean Entities. Accordingly, Associates, US Advisor and Mr. Virtue may be deemed to have beneficial ownership of the shares of common stock held by the MidOcean Entities and Mr. Virtue may be deemed to have beneficial ownership of the shares of restricted common stock held by US Advisor. Each of Associates, US Advisor and Mr. Virtue disclaims beneficial ownership of the shares owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of the MidOcean Entities, Associates, US Advisor and Mr. Virtue is 320 Park Avenue, 16th Floor, New York, New York 10022.

(3)

Represents shares of common stock beneficially owned as of December 31, 2018, based on a Schedule 13G filed on February 15, 2019, by Gilder, Gagnon, Howe & Co. In such filing, Gilder, Gagnon, Howe & Co. lists its address as 475 10th Avenue, New York, New York 10018.

(4)

Represents shares of common stock beneficially owned as of December 31, 2018, based on a Schedule 13G filed on February 8, 2019, by Blackrock, Inc. In such filing, Blackrock, Inc. lists its address as 55 East 52nd Street, New York, NY 10055.

(5)	Includes 22,680 shares of common stock held by Mr. Norris directly and 563,568 shares of common stock held by Norris Trust Ltd 6/18/02.

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

Termination of Registration Rights

The rights of a party to the Stockholders Agreement to exercise any demand registration rights or piggyback registration rights will terminate at any time that such party can freely sell its shares of common stock under Rule 144 without being limited by the volume limitation thereunder.

Raw Material Vendor

In September 2018, one of the Company’s raw material vendors, Florida Food Products, was purchased by MidOcean, one of our largest stockholders. Jonathan Marlow, a member of our board of directors, also serves on the board of directors of Florida Food Products. The purchase of the vendor by MidOcean, has had no impact on the cadence or amount of the raw materials that the Company has purchased from the vendor. During 2018, the Company purchased approximately $1,400,000 of raw materials from the vendor.

Since MidOcean’s acquisition of the vendor, the Company has purchased approximately $650,000 of raw materials from the vendor. The Company believes that all payments made to the vendor are at market value and thus at arms-length.

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees (1)	$850,000	$417,000
Audit-Related Fees (2)	85,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$935,000	$417,000

  ______________________________________________

(1)

Audit Fees: These fees include fees related to the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements as well as services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees: Audit-related fees are for assurance and related services including, among others, due diligence services and consultation concerning financial accounting and reporting standards. Additionally, fees include services in connection with the Company’s filing of a registration statement and preparation of a comfort letter in connection with a secondary offering.

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

All services provided by KPMG, LLP for 2018 and 2017 were pre-approved by the Audit Committee.

PART IV

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)

Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2018 10-K filed on February 28, 2019.

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
3.3

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

10.17*	Employment Agreement, dated as of October 31, 2014, by and between Freshpet, Inc. and Richard Kassar
10.18*	Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement Annual Report on Form 10-K filed on February 28, 2019)
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018

31.4*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Documents
101.CAL†	XBRL Calculation Linkbase Document
101.LAB†	XBRL Labels Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document

* Filed herewith.

† Filed as an exhibit to the 2018 10-K, filed on February 28, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2019.

FRESHPET, INC.

By:	/s/ Richard Kassar
Name:	Richard Kassar
Title:	Chief Financial Officer