Form 10-Q
period 2019-03-31
Freshpet, Inc.
filed 2019-05-07
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36729

FRESHPET, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1884894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Plaza Drive, 1st Floor, Secaucus, New Jersey	07094
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 520-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	FRPT	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2019, the registrant had 35,876,265 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth strategy;
•	our ability to timely complete the construction of our Freshpet Kitchens 2.0 and achieve the anticipated benefits therefrom;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	our ability to manage our supply chain effectively;
•	volatility in the price of our common stock; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,761,283	$7,554,388
Accounts receivable, net of allowance for doubtful accounts	15,558,276	12,326,703
Inventories, net	11,109,216	9,317,232
Prepaid expenses	2,400,310	1,078,232
Other current assets	289,321	681,550
Total Current Assets	33,118,406	30,958,105
Property, plant and equipment, net	109,559,987	102,094,248
Deposits on equipment	5,458,953	4,730,176
Operating lease right of use assets	9,366,228	—
Other assets	2,234,495	2,182,329
Total Assets	$159,738,069	$139,964,858
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	11,334,998	9,166,412
Accrued expenses	8,217,565	9,050,551
Current operating lease liabilities	986,072	—
Borrowings under Credit Facilities	10,000,000	—
Total Current Liabilities	$30,538,635	$18,216,963
Long term operating lease liabilities	8,677,892	—
Other liabilities	—	273,420
Total Liabilities	$39,216,527	$18,490,383
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 35,866,322 issued and 35,852,153 outstanding on March 31, 2019, and 35,556,595 issued and 35,542,426 outstanding on December 31, 2018	35,866	35,556
Additional paid-in capital	325,457,147	323,079,437
Accumulated deficit	(204,774,682)	(201,352,682)
Accumulated other comprehensive income	59,437	(31,610)
Treasury stock, at cost — 14,169 shares on March 31, 2019 and December 31, 2018	(256,226)	(256,226)
Total Stockholders' Equity	120,521,542	121,474,475
Total Liabilities and Stockholders' Equity	$159,738,069	$139,964,858

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

NET SALES	$54,792,202	$43,169,601
COST OF GOODS SOLD	28,877,221	23,041,583
GROSS PROFIT	25,914,981	20,128,018
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	29,232,250	23,537,944
LOSS FROM OPERATIONS	(3,317,269)	(3,409,926)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	17,295	(22,977)
Interest Expense	(102,776)	(69,002)
	(85,481)	(91,979)
LOSS BEFORE INCOME TAXES	(3,402,750)	(3,501,905)
INCOME TAX EXPENSE	19,250	19,032
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,422,000)	$(3,520,937)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$91,047	199,554
TOTAL OTHER COMPREHENSIVE INCOME	91,047	199,554
TOTAL COMPREHENSIVE LOSS	$(3,330,953)	$(3,321,383)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.10)	$(0.10)
-DILUTED	$(0.10)	$(0.10)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	35,668,323	35,137,502
-DILUTED	35,668,323	35,137,502

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475
Exercise of options to purchase common stock	248,195	248	1,791,420	—	—	—	—	1,791,668
Issuance of restricted stock units, net of tax withholdings	61,532	62	(673,836)	—	—	—	—	(673,774)
Share-based compensation expense	—	—	1,260,126	—	—	—	—	1,260,126
Foreign Currency Translation	—	—	—	—	91,047	—	—	91,047
Net loss	—	—	—	(3,422,000)	—	—	—	(3,422,000)
BALANCES, March 31, 2019	35,866,322	$35,866	$325,457,147	$(204,774,682)	$59,437	14,169	$(256,226)	$120,521,542

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2017	35,132,548	$35,132	$312,783,195	$(195,991,478)	$76,129	—	$—	$116,902,978
Exercise of options to purchase common stock	6,696	7	53,855	—	—	—	—	53,862
Share-based compensation expense	—	—	1,092,260	—	—	—	—	1,092,260
Net loss	—	—	—	(3,520,937)	—	—	—	(3,520,937)
Foreign Currency Translation	—	—	—	—	199,554	—	—	199,554
BALANCES, March 31, 2018	35,139,244	$35,139	$313,929,310	$(199,512,415)	$275,683	—	$—	$114,727,717

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,422,000)	$(3,520,937)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	28,778	5,232
Loss on disposal of equipment	8,028	27,879
Share-based compensation	1,200,336	1,092,260
Inventory obsolescence	10,238	52,723
Depreciation and amortization	3,720,091	3,334,348
Amortization of deferred financing costs and loan discount	28,775	28,775
Changes in operating assets and liabilities
Accounts receivable	(5,010,252)	617,072
Inventories	(1,802,222)	190,775
Prepaid expenses, other non-trade receivables and other current assets	(929,849)	284,943
Operating lease right of use	241,785	—
Other assets	(36,010)	281,914
Accounts payable	2,555,681	(829,072)
Accrued expenses	(832,986)	(1,784,887)
Other lease liabilities	(217,469)	(7,104)
Net cash flows used in operating activities	(4,457,076)	(226,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(10,453,923)	(4,972,701)
Net cash flows used in investing activities	(10,453,923)	(4,972,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	1,791,668	53,862
Tax withholdings related to net shares settlements of restricted stock units	(673,774)	—
Proceeds from borrowings under Credit Facilities	10,000,000	6,000,000
Net cash flows provided by financing activities	11,117,894	6,053,862
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,793,105)	855,082
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,554,388	2,184,259
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,761,283	$3,039,341
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$29,717	$37,293
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$463,546	$1,046,377
Non-cash acquisitions of property, plant and equipment	$1,749,901	$—

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” the “Company”, “we” or ”our”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets, into major retail classes including Grocery (including online), Mass and Club, Pet Specialty, and Natural retail.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, the results of its operations and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Estimates and Uncertainties – The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

Restricted Stock Tax Withholdings – For the three-month period ended March 31, 2019, the Company withheld 18,351 shares, totaling $0.7 million, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

.

Note 2 – Recently Issued Accounting Standards:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC 842): Targeted Improvements,” which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard.

The reported results for the three months ended March 31, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of our operating leases on our Consolidated Balance Sheets (Unaudited) and providing additional disclosures about our leasing activities.

The Company is a lessee in several noncancellable operating leases, primarily for office and warehouse space, as well as office equipment.

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a ROU asset and a lease liability at the lease commencement date. The operating lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

•

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, at the date of adoption, we used our incremental borrowing rate based on the information available at January 1, 2019.

•

The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise.

•

Lease payments included in the measurement of the lease liability comprise of fixed payments based on the terms of the lease. Certain arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term, including any periods of free rent.

ROU assets are initially and subsequently measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero.

Operating lease ROU assets are presented as operating lease right of use assets on the consolidated balance sheet. The current portion of operating lease liabilities and the long-term portion are presented separately as current and long term operating lease liabilities on the consolidated balance sheet.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Inventories:

	March 31,	December 31,
	2019	2018
Raw Materials and Work in Process	$2,849,747	$2,784,233
Packaging Components Material	1,075,422	1,138,091
Finished Goods	7,310,660	5,442,338
	11,235,829	9,364,662
Reserve for Obsolete Inventory	(126,613)	(47,430)
	$11,109,216	$9,317,232

Note 4 – Property, Plant and Equipment:

	March 31,	December 31,
	2019	2018
Refrigeration Equipment	$84,314,926	$79,567,389
Machinery and Equipment	52,803,479	51,800,479
Building, Land, and Improvements	25,606,013	25,606,013
Furniture and Office Equipment	5,151,742	4,884,945
Leasehold Improvements	393,770	393,770
Automotive Equipment	319,496	319,496
Construction in Progress	9,858,712	4,769,268
	178,448,138	167,341,360
Less: Accumulated Depreciation	(68,888,151)	(65,247,112)
	$109,559,987	$102,094,248

Depreciation expense related to property, plant and equipment totaled $3,643,492 for the three months ended March 31, 2019, of which $1,566,088 was recorded to cost of goods sold for the three months ended March 31, 2019, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $3,268,899 for the three ended March 31, 2018, of which $1,490,995 was recorded to cost of goods sold for the three months ended March 31, 2018, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 5 – Accrued Expenses:

	March 31,	December 31,
	2019	2018
Accrued Compensation and Employee Related Costs	$3,155,174	$5,276,552
Accrued Chiller Cost	1,416,152	1,401,762
Accrued Customer Consideration	919,739	650,567
Accrued Commission	769,320	114,901
Accrued Freight	535,814	405,733
Accrued Marketing	657,354	551,681
Accrued Utility Cost	270,554	146,500
Other Accrued Expenses	493,458	502,855
	$8,217,565	$9,050,551

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Debt:

During the third quarter of 2017, we amended our Credit Facilities to replace our Term Facility and Capex Commitments of $30.0 million and $10.0 million Revolving Facility with a straight $30.0 million revolver (the “New Revolving Facility”) and the ability to increase the New Revolving Facility by an additional $10.0 million. The New Revolving Facility is scheduled to mature in September 2020 and borrowings thereunder accrue interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin varies between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans. The amendment resulted in a reduction in the unused rate of between 25 and 75 basis points and a reduction in the total rate of between 200 and 250 basis points.

Borrowings under our Revolving Credit Facilities totaled $10.0 million for the three months ended March 31, 2019, which also represented the debt outstanding under the Credit Facilities. There was no debt outstanding as of March 31, 2018.

Interest expense and fees totaled $0.1 million for the three months ended March 31, 2019 and less than $0.1 million for the three months ended March 31, 2018. There was less than $0.1 million of accrued interest on the Credit Facilities as of March 31, 2019.

Note 7– Leases:

We have various noncancellable lease agreements for office and warehouse space, as well as office equipment, with original remaining lease terms of two years to nine years, some of which include an option to extend the lease term for up to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	5.16
Weighted-average discount rate	6.0%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of adoption to determine the present value of lease payments.

Maturities of lease liabilities under noncancellable operating leases as of March 31, 2019 were as follows:

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31 ,2019

2019 (a)	$1,017,527
2020	1,521,149
2021	1,724,052
2022	1,727,538
2023	1,773,769
2024 and beyond	4,287,729
Total lease payments	12,051,764
Less: Imputed interest	(2,387,800)
Present value of lease liabilities	$9,663,964

(a)	Excluding the three months ended March 31, 2019.

As of December 31, 2018 minimum lease payments under noncancellable operating leases by period were expected to be:

December 31,
2018

2019	$1,475,761
2020	1,626,179
2021	1,671,003
2022	1,664,510
2023	1,700,539
2024 and thereafter	4,246,015
$12,384,007

A summary of rent expense for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Rent expense	$515,565	$480,349

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

For the Three Months Ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$246,735

Note 8 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2019 and 2018 is $1,260,126 and $1,092,260, respectively.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2006 Stock Plan—The options in this plan are time-based (vest over five years). Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). At March 31, 2019, there were zero shares available for grant as the 2006 Plan is frozen. The total number of unexercised options for the 2006 Plan is 5,029.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At March 31, 2019, there were zero shares available for grant as the 2010 Plan is frozen. The total number of unexercised options for the 2010 Plan is 327,052.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan 3,979,200 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At March 31, 2019, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years and non-employee director RSUs vest over one year).The total number of unexercised options and RSUs for the 2014 Plan is 1,674,640.

At March 31, 2019, there were 1,764,912 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, share-based awards were granted to the Company’s Chief Executive Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of March 31, 2019, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the three months ended March 31, 2019.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,793,981	$9.84
Exercised	(248,195)	7.22
Outstanding at March 31, 2019	1,545,786	$10.26

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the three months ended March 31, 2019.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,275,746	$13.62
Forfeited	(39,253)	9.05
Outstanding at March 31, 2019	1,236,493	$13.77

As of March 31, 2019, 779,360 performance-vested stock options at a weighted average exercise price of $10.83 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three months ended March 31, 2019.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the three months ended March 31, 2019.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2018	271,979	$19.07
Granted	6,888	35.96
Issued upon vesting	(79,883)	21.75
Forfeited	(168)	35.96
Outstanding at March 31, 2019	198,816	$18.56

Note 9 – Loss Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three months ended March 31, 2019 and 2018, there were no adjustments between net loss and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	Three Months Ended
	March 31,
	2019	2018
Service Period Stock Options	1,686,048	2,026,372
Restricted Stock Units	249,252	166,428
Performance Stock Options	59,693	—
Total	1,994,993	2,192,799

For the three months ended March 31, 2019 and March 31, 2018, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 10 – Related Party Transactions:

As of March 31, 2019 there was one related party, to whom payments of $647,502 were made for the purchase of raw material for the three months ended March 31, 2019. The vendor was not a related party during the three months ended March 31, 2018. The Company believes that all payments made to the vendor are at market value and thus at arms-length.

Note 11 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Net Sales by Class of Retailer —The following table sets forth net sales by class of retailer:

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Grocery (including Online), Mass and Club	$45,707,897	$34,898,677
Pet Specialty and Natural	9,084,305	8,270,924
Net Sales	$54,792,202	$43,169,601

Note 12 – Subsequent Events:

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

Recent Developments

Freshpet Kitchens Expansion

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity. During the last two quarters of 2018 the Company converted three of its four manufacturing lines from five-day production to seven-day production, with plans to convert the fourth line to seven-day production within the next twelve months. The conversion to seven-day production has added more than 120 employees to the Freshpet team. Additionally the Company is in the process of building a 90,000 square-foot addition to our manufacturing location. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $540 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. During the first quarter of 2019, we invested $4.9 million of capital for the Freshpet Kitchens 2.0 project and have spent $6.9 million on the project to date.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and have installed Freshpet Fridges in over 20,000 retail stores as of March 31, 2019. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Our gross profit margins are also impacted by the cost of ingredients, packaging materials, and labor and overhead. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

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

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$54,792	100%	$43,170	100%
Cost of goods sold	28,877	53	23,042	53
Gross profit	25,915	47	20,128	47
Selling, general and administrative expenses	29,232	53	23,538	55
Loss from operations	(3,317)	(6)	(3,410)	(8)
Other income/(expenses), net	17	0	(23)	(0)
Interest expense	(103)	(0)	(69)	(0)
Loss before income taxes	(3,403)	(6)	(3,502)	(8)
Income tax expense	19	0	19	0
Net Loss	$(3,422)	(6)%	$(3,521)	(8)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2019			2018
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$45,708	83%	14,786	$34,899	81%	13,216
Pet Specialty and Natural (2)	9,084	17	5,267	8,271	19	5,061
Net Sales	54,792	100%	20,053	$43,170	100%	18,277

(1)Stores at March 31, 2019 and March 31, 2018 consisted of 10,231 and 9,153 Grocery and 4,555 and 4,063 Mass and Club, respectively.

(2)Stores at March 31, 2019 and March 31, 2018 consisted of 4,842 and 4,655 Pet Specialty and 425 and 396 Natural, respectively.

Net sales increased $11.6 million, or 26.9%, to $54.8 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The $11.6 million increase in net sales was driven by growth of $10.8 million in our Grocery (including Online), Mass, and Club refrigerated channel and $0.8 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 9.7% to 20,053 as of March 31, 2019 compared to 18,277 as of March 31, 2018.

Gross Profit

Gross profit increased $5.8 million, or 28.8%, to $25.9 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales.

Our gross profit margin of 47.3% for the three months ended March 31, 2019 increased 70 basis points compared to the same period in the prior year, due to increased sales price and shifting selling mix of 130 basis points, leverage of depreciation expense of 60 basis points, increased production efficiencies of 40 basis points, partially offset by commodity inflation and in-bound freight costs of 110 basis points, and unabsorbed labor in advance of a new seven day operation of 50 basis points.

Adjusted Gross Profit was $27.6 million and $21.7 million in the three months ended March 31, 2019 and 2018, respectively. Adjusted Gross Profit Margin was 50.4% and 50.2% in the three months ended March 31, 2019 and 2018, respectively. Adjusted Gross Profit excludes $1.6 million of depreciation expense and $0.1 of share-based compensation expense in the three months ended March 31, 2019 and excludes $1.5 million of depreciation expense and $0.1 million of share-based compensation expense in the three months ended March 31, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.7 million, or 24.2%, to $29.2 million for the three months ended March 31, 2019 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $3.2 million, higher variable cost due to volume of $1.2 million, higher depreciation and option expense of $0.3 million and incremental operating expenses of $1.3 million, offset by lower selling expense of $0.3 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses decreased to 53.4% for the three months ended March 31, 2019 from 54.5% for the three months ended March 31, 2018.

Adjusted SG&A slightly decreased as a percentage of net sales to 45.4% in the first quarter of 2019 as compared to 46.0% of net sales in the first quarter of 2018. The decrease of 70 basis points in adjusted SG&A is a result of 310 basis point gain in SG&A leverage, offset by an increase of 240 basis points related to media ad spend increase. The media spend increase is due to the Company’s Feed the Growth Initiative. Since the start of the initiative the Company has gained approximately 400 basis points of leverage on adjusted SG&A. Adjusted SG&A excludes $2.2 million depreciation and amortization expense, $1.1 million of share-based compensation, $1.1 million launch expense and less than $0.1 secondary offering expense in the first quarter of 2019 and $1.8 million depreciation and amortization expense $1.0 million for share-based compensation expense, $0.7 million launch expense and $0.1 million litigation expense in the first quarter of 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations decreased $0.1 million to $3.3 million for the three months ended March 31, 2019 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our Credit Facilities was $0.1 million for the three months ended March 31, 2019 and less than $0.1 million in the three months ended March 31, 2018.

Other Income/(Expenses), net

Other income (expenses), net increased less than $0.1 million for the three months ended March 31, 2019.

Net Income/(Loss)

Net Loss decreased $0.1 million to $3.4 million for the three months ended March 31, 2019 as compared to loss of $3.5 million for the same period in the prior year.

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

•Adjusted Gross Profit

•Adjusted Gross Profit as a percentage of net sales

•Adjusted SG&A expenses

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

•Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to a secondary offering, and litigation expense. EBITDA represents net loss plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, non-cash share-based compensation, launch expenses, fees related to a secondary offering, and litigation expense.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Net Loss	$(3,422)	$(3,521)
Depreciation and amortization	3,720	3,334
Interest expense	103	69
Income tax expense	19	19
EBITDA	$420	$(99)
Loss on disposal of equipment	8	28
Non-cash share-based compensation	1,200	1,092
Launch expense (b)	1,123	653
Secondary offering expenses (b)	34	—
Litigation expense (c)	—	135
Adjusted EBITDA	$2,785	$1,809
Adjusted EBITDA as a % of Net Sales	5.1%	4.2%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents fees associated with a secondary public offering of our common stock.
(c)	Represents fees associated with two securities lawsuits.
(d)

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Gross Profit	$25,915	$20,128
Depreciation expense (a)	1,566	1,491
Non-cash share-based compensation (b)	148	64
Adjusted Gross Profit	$27,629	$21,683
Adjusted Gross Profit as a % of Net Sales	50.4%	50.2%

(a)	Represents depreciation and amortization expense included in cost of goods sold.
(b)	Represents non-cash share-based compensation expense included in cost of goods sold.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
SG&A expenses	$29,232	$23,538
Depreciation and amortization expense (a)	2,154	1,843
Non-cash share-based compensation (b)	1,052	1,028
Launch expense (c)	1,123	653
Secondary offering expenses (d)	34	—
Litigation expense (e)	—	135
Adjusted SG&A Expenses	$24,869	$19,879
Adjusted SG&A Expenses as a % of Net Sales	45.4%	46.0%

(a)	Represents non-cash depreciation expense included in SG&A.
(b)	Represents non-cash share-based compensation expense included in SG&A.
(c)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(d)	Represents fees associated with a secondary public offering of our common stock.
(e)	Represents fees associated with two securities lawsuits.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our current and future cash flow from operations and our current available borrowing capacity. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

The following table sets forth, for the periods indicated, our working capital:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	3,761	7,554
Accounts receivable, net of allowance for doubtful accounts	15,558	12,327
Inventories, net	11,109	9,317
Prepaid expenses	2,400	1,078
Other current assets	289	682
Accounts payable	(11,335)	(9,166)
Accrued expenses	(8,218)	(9,051)
Accrued lease liabilities	(986)	—
Borrowings under Credit Facilities	(10,000)	—
Total Working Capital	$2,578	$12,741

Working capital consists of current assets net of current liabilities. Working capital decreased $10.1 million to $2.6 million at March 31, 2019 compared with $12.7 million at December 31, 2018. The decrease was a result of a decrease in cash, net of debt, and an increase in accounts payable, offset by an increase in accounts receivable and inventory.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of March 31, 2019, our capital resources consisted primarily of $3.7 million cash on hand and $20 million available under our Credit Facilities.

We expect to fund our ongoing operations and obligations with cash and cash equivalents on hand, cash flow from operations and available funds under our Credit Facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Cash at the beginning of period	$7,554	$2,184
Net cash used in operating activities	(4,457)	(226)
Net cash used in investing activities	(10,454)	(4,973)
Net cash provided by financing activities	11,118	6,054
Cash at the end of period	$3,761	$3,039

Net Cash Used in Operating Activities

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items (i.e. provision for loss on receivables, loss on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

For the three months ended March 31, 2019, net cash used in operating activities of $4.5 million was primarily attributed to:

•

$5.8 million increase in working capital mainly due to $7.5 million increase in assets, a result of an increase in inventory, accounts receivable, prepaid expenses and other current assets, offset by an increase in liabilities of $1.5 million, mainly a result of an increase in accounts payable and timing of payments related to compensation.

•	$0.2 increase in other lease liabilities.

This was partially offset by:

•

$1.5 million of net income, adjusted for reconciling non-cash items, which excludes $5.0 million primarily related to $1.2 million of share-based compensation and $3.7 million of depreciation and amortization.

For the three months ended March 31, 2018, net cash used in operating activities of $0.2 million was primarily attributed to:

•

$1.2 million decrease related to change in operating assets and liabilities related to a net decrease in liabilities of $2.6 million The decrease in liabilities was mainly a result of result of timing of payments related to compensation that was partially offset by a $1.4 million decrease in assets, which was the result of a decrease in inventory, accounts receivable, prepaid expenses and other current assets.

This was partially offset by:

•

$1.0 million of net income, adjusted for reconciling non-cash items, which excludes $4.5 million of non-cash items primarily relating to $1.1 million of share-based compensation and $3.4 million of depreciation and amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities of $10.5 million for the three months ended March 31, 2019, was primarily related to:

•	$6.0 million in capital expenditures for Freshpet Kitchens, of which $4.9 million relates to the Freshpet Kitchens expansion and $1.1 million relates to recurring capital expenditures.
•	$4.5 million in capital expenditures relates to investment in fridges and other capital spend.

Net cash used in investing activities of $5.0 million for the three months ended March 31, 2018, was primarily related to:

•	$1.6 million in capital expenditures for Freshpet Kitchens of which $0.3 million relates to the Freshpet Kitchens expansion and $1.3 million relates to recurring capital expenditures.
•	$3.4 million in capital expenditures related to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.1 million for the three months ended March 31, 2019, attributable to:

~~•~~	$10.0 million of proceeds from borrowings under our Credit Facilities.
•	$1.8 million cash proceeds from the exercise of stock options.

Primarily offset by:

~~•~~	$0.7 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2018, attributable to

•	$6.0 million proceeds from borrowings under our Credit Facilities.
•	$0.1 million cash proceeds from the exercise of stock options.

Indebtedness

During the third quarter of 2017, we amended our Credit Facilities to replace our Term Facility and Capex Commitments of $30.0 million and $10.0 million Revolving Facility with a straight $30.0 million revolver (the “New Revolving Facility”) and the ability to increase the New Revolving Facility by an additional $10.0 million. The New Revolving Facility is scheduled to mature in September 2020 and borrowings thereunder accrue interest at variable rates depending on the Company’s election, either at a base rate or at the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin varies between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans. The amendment resulted in a reduction in the unused rate of between 25 and 75 basis points and a reduction in the total rate of between 200 and 250 basis points.

Borrowings under our New Revolving Facility totaled $10.0 million for the three months ended March 31, 2019. The Company had $10.0 million in debt outstanding under the Credit Facilities as of March 31, 2019. There was no debt outstanding as of March 31, 2018.

Interest expense and fees totaled $0.1 million for the three months ended March 31, 2019 and less than $0.1 for the three months ended  March 31, 2018. There was less than $0.1 million of accrued interest on the Credit Facilities as of March 31, 2019.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our latest Annual Report Form 10-K.

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

With the exception of our newly adopted standards around revenue recognition and lease accounting, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our latest Annual Report Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Standards:

Leases:

For a discussion of the standard on leases, adopted in the first quarter of 2019, see Note 2 (Recently Issued Accounting Standards) and Note 7 (Leases) to our consolidated financial statements included in this report.

Standards Effective in Future Years:

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed herein below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated results of operations, financial position and cash flows (consolidated financial statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of March 31, 2019, we had $10.0 million outstanding under our Credit Facilities. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the three months ended March 31, 2019 recognized in Europe was approximately 1%.

The Company may, from time to time enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in Prepaid expenses and other current assets and losses reported in Accrued expenses. As of March 31, 2019, there were no forward contracts outstanding.

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

Changes in Internal Control

We implemented certain controls related to the adoption of FASB ASC Topic 842, Leases, effective January 1, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting in the three month period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted on April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs seek to recover damages for investors under the federal securities laws. Plaintiffs have filed a motion for class certification. Freshpet has filed an opposition to the plaintiffs’ motion for class certification and requested an evidentiary hearing on the motion. Fact discovery is completed, but expert discovery and certain discovery related disputes are ongoing. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

A securities lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted on June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors under the federal securities laws. On June 21, 2018, we were granted a motion to stay the Meldon case. On April 3, 2019, we were granted an extension of the stay pending (i) the close of expert discovery in the Curran action described in the preceding paragraph or (ii) the dismissal with prejudice of the Curran action. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: May 7, 2019	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)