Form 10-Q
period 2019-06-30
Freshpet, Inc.
filed 2019-08-06
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 36,076,406 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,752,836	$7,554,388
Accounts receivable, net of allowance for doubtful accounts	19,356,428	12,326,703
Inventories, net	13,225,832	9,317,232
Prepaid expenses	1,286,692	1,078,232
Other current assets	650,482	681,550
Total Current Assets	39,272,270	30,958,105
Property, plant and equipment, net	122,394,944	102,094,248
Deposits on equipment	6,437,602	4,730,176
Operating lease right of use assets	9,763,324	—
Other assets	3,314,858	2,182,329
Total Assets	$181,182,998	$139,964,858
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	15,801,273	9,166,412
Accrued expenses	9,018,582	9,050,551
Current operating lease liabilities	1,068,396	—
Other current liabilities	200,000	—
Total Current Liabilities	$26,088,251	$18,216,963
Long term debt	28,482,000	—
Long term operating lease liabilities	9,020,293	—
Other liabilities	—	273,420
Total Liabilities	$63,590,544	$18,490,383
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 36,089,945 issued and 36,075,776 outstanding on June 30, 2019, and 35,556,595 issued and 35,542,426 outstanding on December 31, 2018	36,089	35,556
Additional paid-in capital	328,342,507	323,079,437
Accumulated deficit	(210,436,032)	(201,352,682)
Accumulated other comprehensive income	(93,884)	(31,610)
Treasury stock, at cost — 14,169 shares on June 30, 2019 and on December 31, 2018	(256,226)	(256,226)
Total Stockholders' Equity	117,592,454	121,474,475
Total Liabilities and Stockholders' Equity	$181,182,998	$139,964,858

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET SALES	$60,052,179	$47,624,956	$114,844,381	$90,794,557
COST OF GOODS SOLD	32,725,598	24,747,064	61,602,819	47,788,647
GROSS PROFIT	27,326,581	22,877,892	53,241,562	43,005,910
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	32,672,284	26,287,523	61,904,534	49,825,467
LOSS FROM OPERATIONS	(5,345,703)	(3,409,631)	(8,662,972)	(6,819,557)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	(20,748)	26,067	(3,453)	3,090
Interest Expense	(275,649)	(97,923)	(378,425)	(166,925)
	(296,397)	(71,856)	(381,878)	(163,835)
LOSS BEFORE INCOME TAXES	(5,642,100)	(3,481,487)	(9,044,850)	(6,983,392)
INCOME TAX EXPENSE	19,250	19,032	38,500	38,064
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,661,350)	$(3,500,519)	$(9,083,350)	$(7,021,456)
OTHER COMPREHENSIVE LOSS:
Change in foreign currency translation	$(153,321)	$(201,187)	$(62,274)	$(1,633)
TOTAL OTHER COMPREHENSIVE LOSS	(153,321)	(201,187)	(62,274)	(1,633)
TOTAL COMPREHENSIVE LOSS	$(5,814,671)	$(3,701,706)	$(9,145,624)	$(7,023,089)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.16)	$(0.10)	$(0.25)	$(0.20)
-DILUTED	$(0.16)	$(0.10)	$(0.25)	$(0.20)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	35,930,350	35,241,198	35,800,061	35,189,636
-DILUTED	35,930,350	35,241,198	35,800,061	35,189,636

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475
Exercise of options to purchase common stock	248,195	248	1,791,420	—	—	—	—	1,791,668
Issuance of restricted stock units	61,532	62	(673,836)	—	—	—	—	(673,774)
Share-based compensation expense	—	—	1,260,126	—	—	—	—	1,260,126
Foreign Currency Translation	—	—	—	—	91,047	—	—	91,047
Net loss	—	—	—	(3,422,000)	—	—	—	(3,422,000)
BALANCES, March 31, 2019	35,866,322	$35,866	$325,457,147	$(204,774,682)	$59,437	14,169	$(256,226)	$120,521,542
Exercise of options to purchase common stock	194,497	194	1,983,685	—	—	—	—	1,983,879
Issuance of restricted stock units	29,126	29	(579,207)	—	—	—	—	(579,178)
Share-based compensation expense	—	—	1,480,882	—	—	—	—	1,480,882
Foreign Currency Translation	—	—	—	—	(153,321)	—	—	(153,321)
Net loss	—	—	—	(5,661,350)	—	—	—	(5,661,350)
BALANCES, June 30, 2019	36,089,945	$36,089	$328,342,507	$(210,436,032)	$(93,884)	14,169	$(256,226)	$117,592,454

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2017	35,132,548	$35,132	$312,783,195	$(195,991,478)	$76,129	—	$—	$116,902,978
Exercise of options to purchase common stock	6,696	7	53,855	—	—	—	—	53,862
Share-based compensation expense	—	—	1,092,260	—	—	—	—	1,092,260
Foreign Currency Translation	—	—	—	—	199,554	—	—	199,554
Net loss	—	—	—	(3,520,937)	—	—	—	(3,520,937)
BALANCES, March 31, 2018	35,139,244	$35,139	$313,929,310	$(199,512,415)	$275,683	—	$—	$114,727,717
Exercise of options to purchase common stock	103,693	104	945,324	—	—	—	—	945,428
Issuance of restricted stock units	74,583	75	(75)	—	—	14,169	(256,226)	(256,226)
Share-based compensation expense	—	—	1,301,774	—	—	—	—	1,301,774
Foreign Currency Translation	—	—	—	—	(201,187)	—	—	(201,187)
Net loss	—	—	—	(3,500,519)	—	—	—	(3,500,519)
BALANCES, June 30, 2018	35,317,520	$35,317	$316,176,333	$(203,012,934)	$74,496	14,169	$(256,226)	$113,016,987

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,083,350)	$(7,021,456)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	(2,520)	(17,443)
Loss on disposal of equipment	684	76,261
Share-based compensation	2,630,180	2,394,034
Inventory obsolescence	105,170	69,074
Depreciation and amortization	7,643,452	6,795,380
Amortization of deferred financing costs and loan discount	72,294	57,551
Changes in operating assets and liabilities:
Accounts receivable	(7,027,205)	1,618,733
Inventories	(4,013,770)	(241,151)
Prepaid expenses and other current assets	(177,392)	(262,533)
Operating lease right of use	(177,249)	—
Other assets	(44,498)	(14,371)
Accounts payable	(158,556)	1,665,187
Accrued expenses	(31,969)	(1,964,518)
Other lease liabilities	229,194	(14,994)
Other current liabilities	200,000	—
Net cash flows provided by (used in) operating activities	(9,835,535)	3,139,754
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(22,888,753)	(8,932,791)
Net cash flows used in investing activities	(22,888,753)	(8,932,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	3,775,548	999,289
Tax withholdings related to net shares settlements of restricted stock units	(1,252,953)	(256,226)
Proceeds from borrowings under Credit Facilities	35,307,000	6,000,000
Repayment of borrowings under Credit Facilities	(7,500,000)	(2,000,000)
Financing fees paid in connection with borrowings	(406,859)	—
Net cash flows provided by financing activities	29,922,736	4,743,063
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,801,552)	(1,049,974)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,554,388	2,184,259
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,752,836	$1,134,285
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$165,844	$104,764
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$7,662,437	$696,024

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet” the “Company”, “we” or “our”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets, into major retail classes including Grocery (including online), Mass and Club, Pet Specialty, and Natural retail.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.

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

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 13,383 shares totaling $.06 million, for the three month period ended June 30, 2019 and, withheld 31,734 shares totaling $1.3 million, for the six month period ended June 30, 2019. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

Debt Issuance Cost - During the six months ended June 30, 2019 the Company incurred $1.1 million of fees associated with the debt modification, of which $0.7 million were paid to the creditor. Further, the Company noted that $0.7 million of the fees were related to the Draw Term Loan with the remaining balance relating to the Revolving Loan Facility. The Company’s policy is to record the debt issuance cost related to the Draw Term Loan, net of debt, for the portion of the Draw Term Loan that is outstanding, with the remaining amount recorded within assets.  As of June 30, 2019 there was less than $0.1 million of debt issuance cost that were recorded as net of our debt outstanding.  In addition, there was $0.8 million of debt issuance cost that were recorded to other assets, and $0.2 recorded to other current assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan, and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

Note 2 – Recently Issued Accounting Standards:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The reported results as of June 30, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of our operating leases on our Consolidated Balance Sheets (Unaudited) and providing additional disclosures about our leasing activities.

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

ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in “ASC Subtopic 360-10, Property, Plant, and Equipment – Overall”, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 3 – Inventories:

	June 30,	December 31,
	2019	2018
Raw Materials and Work in Process	$3,492,941	$2,784,233
Packaging Components Material	1,365,816	1,138,091
Finished Goods	8,471,453	5,442,338
	13,330,210	9,364,662
Reserve for Obsolete Inventory	(104,378)	(47,430)
	$13,225,832	$9,317,232

Note 4 – Property, Plant and Equipment:

	June 30,	December 31,
	2019	2018
Refrigeration Equipment	$90,358,958	$79,567,389
Machinery and Equipment	53,681,940	51,800,479
Building, Land, and Improvements	25,621,495	25,606,013
Furniture and Office Equipment	5,210,704	4,884,945
Leasehold Improvements	393,770	393,770
Automotive Equipment	319,496	319,496
Construction in Progress	19,510,251	4,769,268
	195,096,614	167,341,360
Less: Accumulated Depreciation	(72,701,670)	(65,247,112)
	$122,394,944	$102,094,248

Depreciation expense related to property, plant and equipment totaled $3,843,199 and $7,486,692 for the three and six months ended June 30, 2019, respectively, of which $1,588,692 and $3,154,780 was recorded to cost of goods sold for the three and six months ended June 30, 2019, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. Due to the continued growth of the Company’s fresh pet food sales, the Company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand plant capacity and increase distribution. The Company invested $11.2 million in the Freshpet Kitchens expansion during 2019.

Depreciation expense related to property, plant and equipment totaled $3,389,814 and $6,658,713 for the three and six ended June 30, 2018, respectively, of which $1,498,334 and $2,989,329 was recorded to cost of goods sold for the three and six months ended June 30, 2018, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Accrued Expenses:

	June 30,	December 31,
	2019	2018
Accrued Compensation and Employee Related Costs	$2,478,041	$5,276,552
Accrued Chiller Cost	1,312,623	1,401,762
Accrued Customer Consideration	1,887,361	650,567
Accrued Commission	204,800	114,901
Accrued Freight	653,192	405,733
Accrued Production Expenses	1,384,460	287,913
Accrued Marketing	596,884	551,681
Other Accrued Expenses	501,221	361,442
	$9,018,582	$9,050,551

Note 6 – Debt:

On May 15, 2019, the Company entered into the Fourth Amended and Restated Loan and Security Agreement (the “New Loan Agreement”), which amended and restated in full the Company’s Third Amended and Restated Loan and Security Agreement, dated as of September 21, 2017. The New Loan Agreement provides for a $90 million senior secured credit facility (the “New Credit Facility”), encompassing a $55.0 million delayed draw term loan facility (the “Draw Facility”) and a $35.0 million revolving loan facility (the “Revolving Loan Facility”). The Company will have the ability to increase the New Credit Facility by up to an additional $75.0 million, subject to certain conditions.

The New Credit Facility will mature on May 15, 2024 and borrowings thereunder will bear interest at variable rates depending on the Company’s election, either at a base rate or at LIBOR, in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin will vary between 0.50% and 1.00% for base rate loans and 1.50% and 2.00% for LIBOR loans. Upon closing the New Credit Facility, the Company borrowed $15.0 million under the Revolving Loan Facility, which left $20.0 million of availability. The Company has the option to borrow term loans under the Draw Facility (“Draw Term Loans”) until May 15, 2021, subject to certain conditions. Commencing on June 30, 2021, the amount of any outstanding Draw Term Loans shall be repayable in equal consecutive quarterly installments equal to 1/28th of the outstanding Draw Term Loans and the remainder shall be due and payable on May 15, 2024.

Borrowings under the New Credit Facility are secured by substantially all of the Company’s and certain of its subsidiaries’ assets. The New Loan Agreement requires compliance with various covenants customary for agreements of this type, including financial covenants and negative covenants that limit, among other things, the Company’s ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, permit a change of control, pay dividends or distributions, make investments, and enter into certain transactions with affiliates. The New Loan Agreement also includes events of default customary for agreements of this type.

Net borrowings under our credit facilities totaled $28.5 million at June 30, 2019, of which $3.5 million was term loans and $25.0 million was revolving loan. There was no debt outstanding as of December 31, 2018.

Interest expense and fees totaled $0.3 million and $0.4 for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. There was $0.1 million of accrued interest on the credit facilities as of June 30, 2019. In connection with the new credit facility, the Company accelerated the amortization of $0.1 million of unamortized debt issuance costs related to the existing loan agreement. These costs are included in interest expense in the three and six months ended June 30, 2019. Also in connection with the new credit facility, the Company capitalized $1.1 million of financing costs that are presented with other assets as of June 30, 2019.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	6.69
Weighted-average discount rate	6.14%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of adoption to determine the present value of lease payments.

Maturities of lease liabilities under noncancellable operating leases as of June 30, 2019 were as follows:

June 30 ,2019

2019 (a)	$797,856
2020	1,723,951
2021	1,768,626
2022	1,763,787
2023	1,802,007
2024 and beyond	4,297,218
Total lease payments	12,153,445
Less: Imputed interest	(2,064,756)
Present value of lease liabilities	$10,088,689

(a)	Excluding the six months ended June 30, 2019.

As of December 31, 2018 minimum lease payments under noncancellable operating leases by period were expected to be:

December 31, 2018

2019	$1,475,761
2020	1,626,179
2021	1,671,003
2022	1,664,510
2023	1,700,539
2024 and thereafter	4,246,015
$12,384,007

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of rent expense for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Rent expense	$515,565	$480,349

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$380,046	$626,781

Note 8 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended June 30, 2019 and 2018 is $1,480,882 and $1,301,774, respectively. Total compensation cost for share-based payments recognized for the six months ended June 30, 2019 and 2018  $2,741,009 and $2,394,034, respectively.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At June 30, 2019, there were zero shares available for grant as the 2010 Plan is frozen. The total number of unexercised options for the 2010 Plan is 294,955.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan 3,979,200 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At June 30, 2019, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years or cliff vest (as defined in the restricted stock agreement) and non-employee director RSUs vest over one year). The total number of unexercised options and RSUs for the 2014 Plan is 1,539,172.

At June 30, 2019, there were 1,674,876 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, share-based awards were granted to the Company’s Chief Executive Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of June 30, 2019, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the six months ended June 30, 2019.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,793,981	$9.84
Granted	21,101	42.29
Exercised	(407,245)	8.41
Forfeited	(1,191)	9.64
Outstanding at June 30, 2019	1,406,646	$10.74

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the six months ended June 30, 2019.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,275,746	$13.62
Granted	9,254	$42.29
Exercised	(35,447)	9.98
Forfeited	(39,253)	9.05
Outstanding at June 30, 2019	1,210,300	$14.09

As of June 30, 2019, 788,614 performance-vested stock options at a weighted average exercise price of $11.20 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the six months ended June 30, 2019.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the six months ended June 30, 2019.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2018	271,979	$19.07
Granted	75,413	41.71
Issued upon vesting	(122,392)	17.79
Forfeited	(7,819)	17.41
Outstanding at June 30, 2019	217,181	$27.71

Note 9 – Loss Per Share:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three and six months ended June 30, 2019 and 2018, there were no adjustments between net loss and net loss attributable to common stockholders.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The potentially dilutive securities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service Period Stock Options	1,519,431	2,070,511	1,602,279	2,048,563
Restricted Stock Units	230,057	229,513	239,602	198,205
Performance Stock Options	24,246	39,253	24,246	39,253
Total	1,773,734	2,339,277	1,866,127	2,286,021

For the three and six months ended June 30, 2019 and 2018, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Net Sales by Class of Retailer —The following table sets forth net sales by class of retailer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Grocery (including Online), Mass and Club	$49,920,536	$38,976,097	$95,628,433	$73,992,511
Pet Specialty and Natural	10,131,643	8,648,859	19,215,948	16,802,046
Net Sales	$60,052,179	$47,624,956	$114,844,381	$90,794,557

Note 11 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Borrowings under the new credit facilities increased an additional $5.4 million in July 2019.

Based upon further evaluation, the Company did not identify any additional recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements.

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

Recent Developments

Freshpet Kitchens Expansion

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity. The Company converted three of its four manufacturing lines from five-day production to seven-day production, with plans to convert the fourth line to seven-day production within the next twelve months. The conversion to seven-day production has added more than 140 employees to the Freshpet team. Additionally the Company is in the process of building a 90,000 square-foot addition to our manufacturing location. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $540 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. During the first two quarters of 2019, we invested $11.2 million of capital for the Freshpet Kitchens 2.0 project and have spent $13.1 million on the project to date.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in over 20,400 retail stores as of June 30, 2019. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Increased penetration of Freshpet Fridge locations in major classes of retail, including Grocery, Mass, Club, Pet Specialty, and Natural. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products.
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

Our gross profit margins are also impacted by the cost of ingredients, packaging materials, and labor and overhead and share based compensation related to direct labor and overhead . We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. We use a third-party logistics provider for outbound freight that ships directly to retailers as well as third-party distributors.

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

Brokerage. We use third-party brokers to assist with monitoring our products at the point-of-sale as well as representing us at headquarters for various customers. These brokers visit our retail customers’ store locations to ensure items are appropriately stocked and maintained.

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

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$60,052	100%	$47,625	100%	$114,844	100%	$90,795	100%
Cost of goods sold	32,726	54	24,747	52	61,603	54	47,789	53
Gross profit	27,326	46	22,878	48	53,241	46	43,006	47
Selling, general and administrative expenses	32,672	54	26,288	55	61,904	54	49,825	55
Loss from operations	(5,346)	(9)	(3,410)	(7)	(8,663)	(8)	(6,819)	(8)
Other income/(expenses), net	(21)	(0)	26	0	(3)	(0)	3	0
Interest expense	(275)	(0)	(98)	(0)	(378)	(0)	(167)	(0)
Loss before income taxes	(5,642)	(9)	(3,481)	(7)	(9,044)	(8)	(6,983)	(8)
Income tax expense	19	0	19	0	39	0	38	0
Net Loss	$(5,661)	(9)%	$(3,501)	(7)%	$(9,083)	(8)%	$(7,021)	(8)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2019			2018
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$49,921	83%	15,101	$38,976	82%	13,590
Pet Specialty and Natural (2)	10,131	17	5,313	8,649	18	5,072
Net Sales	60,052	100%	20,414	$47,625	100%	18,662

(1)Stores at June 30, 2019 and June 30, 2018 consisted of 10,547 and 9,477 Grocery and 4,554 and 4,113 Mass and Club, respectively.

(2)Stores at June 30, 2019 and June 30, 2018 consisted of 4,872 and 4,665 Pet Specialty and 441 and 407 Natural, respectively.

Net sales increased $12.4 million, or 26.1%, to $60.1 million for the three months ended June 30, 2019 as compared to the same period in the prior year. The $12.4 million increase in net sales was driven by growth of $10.9 million in our Grocery (including Online), Mass, and Club refrigerated channel and $1.5 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 9.4% to 20,414 as of June 30, 2019 compared to 18,662 as of June 30, 2018.

Gross Profit

Gross profit increased $4.4 million, or 19.4%, to $27.3 million for the three months ended June 30, 2019 as compared to the same period in the prior year. The increase in gross profit was driven by higher net sales.

Our gross profit margin of 45.5% for the three months ended June 30, 2019 decreased 250 basis points compared to the same period in the prior year, due to increased scrapping costs and incremental processing costs of 290 basis points, commodity inflation and in-bound freight costs of 120 basis points, partially offset by increases in sales price and shifting selling mix of 110 basis points, and leverage of depreciation expense of 50 basis points.

Adjusted Gross Profit was $29.1 million and $24.5 million in the three months ended June 30, 2019 and 2018, respectively. Adjusted Gross Profit Margin was 48.5% and 51.4% in the three months ended June 30, 2019 and 2018, respectively. Adjusted Gross Profit excludes $1.6 million of depreciation expense and $0.2 of share-based compensation expense in the three months ended June 30, 2019 and excludes $1.5 million of depreciation expense and $0.1 million of share-based compensation expense in the three months ended June 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.4 million, or 24.3%, to $32.7 million for the three months ended June 30, 2019 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $4.8 million, higher variable cost due to volume of $1.1 million, higher depreciation and option expense of $0.4 million and incremental operating expenses of $0.3 million, offset by lower selling expense of $0.2 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses decreased to 54.4% for the three months ended June 30, 2019 from 55.2% for the three months ended June 30, 2018.

Adjusted SG&A slightly increased as a percentage of net sales to 46.4% in the three months ended June 30, 2019 as compared to 46.2% of net sales in the three months ended June 30, 2018. The increase of 20 basis points in adjusted SG&A is a result of 400 basis point gain in SG&A leverage, offset by an increase of 420 basis points related to media ad spend increase. The media spend increase is due to the Company’s Feed the Growth Initiative. Since the start of the initiative the Company has gained approximately 620 basis points of leverage on adjusted SG&A. Adjusted SG&A excludes $2.3 million depreciation and amortization expense, $1.2 million of non-cash share-based compensation, $0.9 million launch expense, and $0.3 secondary offering expense in the three months ended June 30, 2019 and $2.0 million depreciation and amortization expense, $1.2 million for share-based compensation expense, $1.0 million launch expense and $0.1 million litigation expense in the three months ended June 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations increased $1.9 million to $5.3 million for the three months ended June 30, 2019 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our credit facilities was $0.3 million for the three months ended June 30, 2019 and less than $0.1 million in the three months ended June 30, 2018. In connection with the new credit facility, the Company accelerated the amortization of $0.1 million of unamortized debt issuance costs related to the existing loan agreement. These costs are included in interest expense in the three and six months ended June 30, 2019.

Other Income/(Expenses), net

Other income (expenses), net decreased less than $0.1 million for the three months ended June 30, 2019 compared to the same period in the prior year.

Net Loss

Net Loss increased $2.1 million to $5.7 million for the three months ended June 30, 2019 as compared to loss of $3.5 million for the same period in the prior year as a result of the factors discussed above.

Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018

Net Sales
The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2019			2018
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$95,628	83%	15,101	$73,993	81%	13,590
Pet Specialty and Natural (2)	19,216	17	5,313	16,802	19	5,072
Net Sales	$114,844	100%	20,414	$90,795	100%	18,662

(1)Stores at June 30, 2019 and June 30, 2018 consisted of 10,547 and 9,477 Grocery and 4,554 and 4,113 Mass and Club, respectively.

(2)Stores at June 30, 2019 and June 30, 2018 consisted of 4,872 and 4,665 Pet Specialty and 441 and 407 Natural, respectively.

Net sales increased $24.0 million, or 26.5%, to $114.8 million for the six months ended June 30, 2019 as compared to the same period in the prior year. The $24.0 million increase in net sales was driven by growth of $21.7 million in our Grocery (including Online), Mass, and Club refrigerated channel and $2.3 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 9.4% to 20,414 as of June 30, 2019 compared to 18,662 as of June 30, 2018.

Gross Profit

Gross profit increased $10.2 million, or 23.8%, to $53.2 million for the six months ended June 30, 2019 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales.

Our gross profit margin of 46.4% for the six months ended June 30, 2019 decreased 100 basis points compared to the same period in the prior year due to scrapping and incremental processing costs of 150 basis points, commodity inflation and in-bound freight costs of 120 basis points, unabsorbed labor in advance of a new seven day operation of 30 basis points, partially offset by increases in sales price and shifting selling mix of 120 basis points, and leverage of depreciation expense of 60 basis points, and increased production efficiencies of 20 basis points.

Adjusted Gross Profit was $56.7 million and $46.1 million in the six months ended June 30, 2019 and 2018, respectively. Adjusted Gross Profit Margin was 49.4% and 50.8% in the six months ended June 30, 2019 and 2018, respectively. Adjusted Gross Profit excludes $3.2 million of depreciation expense and $0.3 million non-cash share-based compensation expense in the six months ended June 30, 2019 and excludes $3.0 million of depreciation expense and $0.2 million of non-cash share-based compensation expense in the six months ended June 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.1 million, or 24.2%, to $61.9 million for the six months ended June 30, 2019 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $7.9 million, higher variable cost due to volume of $2.4 million, higher depreciation and option expense of $0.7 million and incremental operating expenses of $1.7 million offset by lower selling expense of $0.6 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses slightly decreased to 53.9% for the six months ended June 30, 2019 from 54.9% for the six months ended June 30, 2018. Adjusted SG&A slightly decreased as a percentage of net sales to 45.9% in the six months ended June 30, 2019 as compared to 46.1% of net sales in the six months ended June 30, 2018. Adjusted SG&A excludes $4.5 million of depreciation expense, $2.3 million of non-cash share-based compensation expense, $2.0 million launch expense and $0.3 million of secondary offering expenses in the six months ended June 30, 2019 and excludes $3.8 million of depreciation expense, $2.2 million of share-based compensation expense, $1.7 million of launch expense and $0.2 million of litigation expense in the six months ended June 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations increased $1.8 million to $8.7 million for the six months ended June 30, 2019 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our credit facilities was $0.4 million $0.2 million in the six months ended June 30, 2019 and 2018, respectively. In connection with the new credit facility, the Company accelerated the amortization of $0.1 million of unamortized debt issuance costs related to the existing Loan Agreement. These costs are included in Interest Expense in the three and six months ended June 30, 2019.

Other Income/(Expenses), net

Other income (expenses), net decreased less than $0.1 million for the six months ended June 30, 2019 as compared to the same period in the prior year.

Net Loss

Net Loss increased $2.1 million to $9.1 million for the six months ended June 30, 2019 as compared to net loss of $7.0 million for the same period in the prior year as a result of the factors discussed above.

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

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

•Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to secondary offerings, and litigation expense. EBITDA represents net loss plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, non-cash share-based compensation, launch expenses, fees related to secondary offerings, and litigation expense.

We believe that each of these non-GAAP financial measures provide additional metrics to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provide a more complete understanding of our business than could be obtained absent this disclosure. We use the non-

GAAP financial measures, together with U.S. GAAP financial measures, such as net sales, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Net Loss	$(5,661)	$(3,501)	$(9,083)	$(7,021)
Depreciation and amortization	3,923	3,462	7,643	6,796
Interest expense	276	98	379	167
Income tax expense	19	19	38	38
EBITDA	$(1,443)	$78	$(1,023)	$(20)
(Gain) loss on disposal of equipment	(7)	48	1	76
Non-cash share-based compensation	1,430	1,302	2,630	2,394
Launch expense (a)	948	1,009	2,071	1,662
Secondary offering expenses (b)	265	—	299	—
Litigation expense (c)	—	93	—	228
Adjusted EBITDA	$1,193	$2,531	$3,978	$4,340
Adjusted EBITDA as a % of Net Sales	2.0%	5.3%	3.5%	4.8%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents fees associated with secondary public offerings of our common stock.
(c)	Represents fees associated with two securities lawsuits.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Gross Profit	$27,327	$22,878	$53,242	$43,006
Depreciation expense (a)	1,589	1,498	3,155	2,989
Non-cash share-based compensation (b)	186	89	334	153
Adjusted Gross Profit	$29,102	$24,465	$56,731	$46,148
Adjusted Gross Profit as a % of Net Sales	48.5%	51.4%	49.4%	50.8%

(a)	Represents depreciation and amortization expense included in cost of goods sold.
(b)	Represents non-cash share-based compensation expense included in cost of goods sold.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
SG&A expenses	$32,672	$26,288	$61,904	$49,825
Depreciation and amortization expense (a)	2,334	1,964	$4,486	3,807
Non-cash share-based compensation (b)	1,244	1,213	$2,296	2,241
Launch expense (c)	948	1,009	$2,071	1,662
Secondary offering expenses (d)	265	—	$299	—
Litigation expense (e)	—	93	—	228
Adjusted SG&A Expenses	$27,881	$22,009	$52,752	$41,887
Adjusted SG&A Expenses as a % of Net Sales	46.4%	46.2%	45.9%	46.1%

(a)	Represents non-cash depreciation expense included in SG&A.
(b)	Represents non-cash share-based compensation expense included in SG&A.
(c)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(d)	Represents fees associated with secondary public offerings of our common stock.
(e)	Represents fees associated with two securities lawsuits.

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

The following table sets forth, for the periods indicated, our working capital:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	4,753	7,554
Accounts receivable, net of allowance for doubtful accounts	19,356	12,327
Inventories, net	13,226	9,317
Prepaid expenses	1,287	1,078
Other current assets	650	682
Accounts payable	(15,801)	(9,166)
Accrued expenses	(9,019)	(9,051)
Current operating lease liabilities	(1,068)	—
Other current liabilities	(200)	—
Total Working Capital	$13,184	$12,741

Working capital consists of current assets net of current liabilities. Working capital increased $0.4 million to $13.2 million at June 30, 2019 compared with working capital of $12.7 million at December 31, 2018. The increase was a result of a decrease in cash, and an increase in accounts payable, offset by an increase in accounts receivable and inventory. The increase in accounts payable was mainly due capex spend of $7.7 million that was within accounts payable as of June 30, 2019.  The increase in account receivable and inventory is a result of the growth the Company has experienced during the year.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three weeks.

As of June 30, 2019, our capital resources consisted primarily of $4.8 million cash on hand and $61.5 million available under our credit facilities.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
Cash at the beginning of period	$7,554	$2,184
Net cash provided by (used in) operating activities	(9,835)	3,140
Net cash used in investing activities	(22,889)	(8,933)
Net cash provided by financing activities	29,923	4,743
Cash at the end of period	$4,753	$1,134

Net Cash Used in Operating Activities

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items (i.e. provision for loss on receivables, loss on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

For the six months ended June 30, 2019, net cash used in operating activities of $9.8 million was primarily attributed to:

•	$11.4 million increase in working capital mainly due to $11.4 million increase in assets, mainly a result of an increase in inventory, accounts receivable, prepaid expenses and other current assets.

This was partially offset by:

•

$1.4 million of net income, adjusted for reconciling non-cash items, which excludes $10.4 million primarily related to $2.6 million of share-based compensation and $7.6 million of depreciation and amortization.

•	$0.2 million increase in other assets and liabilities.

For the six months ended June 30, 2018, net cash provided by operating activities of $3.1 million was primarily attributed to:

•

$2.3 million net loss adjusted for reconciling non-cash items, which excludes $9.4 million of non-cash items primarily relating to $2.4 million of share-based compensation and $6.8 million of depreciation and amortization.

This was partially offset by:

•

$0.8 million of change in operating assets and liabilities. The decrease in liabilities of $0.2 million was mainly a result of result of timing of payments related to compensation that was partially offset by a $1.0 million decrease in assets, which was the result of a decrease in accounts receivable, offset by an increase in inventory, prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities of $22.9 million for the six months ended June 30, 2019, was primarily related to:

•	$12.8 million in capital expenditures for Freshpet Kitchens, of which $10.9 million relates to the Freshpet Kitchens expansion and $1.9 million relates to recurring capital expenditures.
•	$10.1 million in capital expenditures relating to investment in fridges and other capital spend.

Net cash used in investing activities of $8.9 million for the six months ended June 30, 2018, was primarily related to:

•	$2.2 million in capital expenditures for Freshpet Kitchens.

•	$6.7 million in capital expenditures related to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $29.9 million for the six months ended June 30, 2019, attributable to:

~~•~~	$35.3 million of proceeds from borrowings under our Credit Facilities.
•	$3.8 million cash proceeds from the exercise of stock options.

Primarily offset by:

•	$7.5 million repayment of borrowings under Credit Facilities.
•	$1.3 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.4 million financing fees paid in connection with borrowings.

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2018, attributable to

•	$6.0 million proceeds from borrowings under our Credit Facilities offset by repayments of $2.0 million.
•	$1.0 million cash proceeds from the exercise of stock options offset by the repurchase of common stock related to employee tax withholdings upon issuance of restricted stock units of $0.3 million.

Indebtedness

For a discussion of our material indebtedness, see Note 6 to our consolidated financial statements included in this report.

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

With the exception of our newly adopted standards around lease accounting, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our latest Annual Report Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Standards:

Leases:

For a discussion of the standard on leases, adopted in the first quarter of 2019, see Note 2 (Recently Issued Accounting Standards) and Note 7 (Leases) to our consolidated financial statements included in this report.

Standards Effective in Future Years:

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed herein below were assessed and determined to be either not applicable or are expected to have minimal impact to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. As of June 30, 2019, we had $28.5 million outstanding under our credit facilities. A change in interest rates of 100 basis points would cause a $0.3 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for both the three and six months ended June 30, 2019 recognized in Europe was approximately 1%.

The Company may, from time to time enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Loss in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2019, there were no forward contracts outstanding.

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
10.1

Fourth Amended and Restated Loan and Security Agreement dated as of May 15, 2019, by and among Freshpet, Inc. as Borrower, City National Bank, a national banking association,  as the arranger and administrative agent, and the lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document
EX-101.SCH	XBRL Schema Documents
EX-101.CAL	XBRL Calculation Linkbase Document
EX-101.LAB	XBRL Labels Linkbase Document
EX-101.PRE	XBRL Presentation Linkbase Document
EX-101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2019	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)