Form 10-Q
period 2019-09-30
Freshpet, Inc.
filed 2019-11-05
CIK 1611647

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 2, 2019, the registrant had 36,090,096 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,205,735	$7,554,388
Accounts receivable, net of allowance for doubtful accounts	19,500,754	12,326,703
Inventories, net	13,306,994	9,317,232
Prepaid expenses	1,653,217	1,078,232
Other current assets(1)	10,756,779	681,550
Total Current Assets	52,423,479	30,958,105
Property, plant and equipment, net	136,688,547	102,094,248
Deposits on equipment	4,046,973	4,730,176
Operating lease right of use assets	9,460,364	—
Other assets	3,680,076	2,182,329
Total Assets	$206,299,439	$139,964,858
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,839,951	$9,166,412
Accrued expenses(1)	19,447,055	9,050,551
Current operating lease liabilities	1,129,806	—
Total Current Liabilities	$38,416,812	$18,216,963
Long term debt	35,395,988	—
Long term operating lease liabilities	8,712,671	—
Other liabilities	—	273,420
Total Liabilities	$82,525,471	$18,490,383
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 36,100,662 issued and 36,086,493 outstanding on September 30, 2019, and 35,556,595 issued and 35,542,426 outstanding on December 31, 2018	36,100	35,556
Additional paid-in capital	331,538,514	323,079,437
Accumulated deficit	(207,368,869)	(201,352,682)
Accumulated other comprehensive income	(175,551)	(31,610)
Treasury stock, at cost — 14,169 shares on September 30, 2019 and on December 31, 2018	(256,226)	(256,226)
Total Stockholders' Equity	123,773,968	121,474,475
Total Liabilities and Stockholders' Equity	$206,299,439	$139,964,858

See accompanying notes to the unaudited consolidated financial statements.

(1)	See Note 11 for additional information.
(2)

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET SALES	$65,265,901	$50,799,601	$180,110,282	$141,594,158
COST OF GOODS SOLD	34,560,261	27,183,648	96,163,080	74,972,294
GROSS PROFIT	30,705,640	23,615,953	83,947,202	66,621,864
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	27,171,138	23,572,314	89,075,672	73,397,781
INCOME (LOSS) FROM OPERATIONS	3,534,502	43,639	(5,128,470)	(6,775,917)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	(137,624)	(27,392)	(141,077)	(24,302)
Interest Expense	(310,465)	(94,381)	(688,890)	(261,307)
	(448,089)	(121,773)	(829,967)	(285,609)
INCOME (LOSS) BEFORE INCOME TAXES	3,086,413	(78,134)	(5,958,437)	(7,061,526)
INCOME TAX EXPENSE	19,250	19,032	57,750	57,096
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,067,163	$(97,166)	$(6,016,187)	$(7,118,622)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$(81,667)	$(54,325)	$(143,941)	$(55,958)
TOTAL OTHER COMPREHENSIVE (LOSS)	(81,667)	(54,325)	(143,941)	(55,958)
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,985,496	$(151,491)	$(6,160,128)	$(7,174,580)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.09	$(0.00)	$(0.17)	$(0.20)
-DILUTED	$0.08	$(0.00)	$(0.17)	$(0.20)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	36,079,935	35,396,550	35,894,377	35,259,365
-DILUTED	37,289,478	35,396,550	35,894,377	35,259,365

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475
Exercise of options to purchase common stock	248,195	248	1,791,420	—	—	—	—	1,791,668
Issuance of restricted stock units	61,532	62	(673,836)	—	—	—	—	(673,774)
Share-based compensation expense	—	—	1,260,126	—	—	—	—	1,260,126
Foreign Currency Translation	—	—	—	—	91,047	—	—	91,047
Net loss	—	—	—	(3,422,000)	—	—	—	(3,422,000)
BALANCES, March 31, 2019	35,866,322	$35,866	$325,457,147	$(204,774,682)	$59,437	14,169	$(256,226)	$120,521,542
Exercise of options to purchase common stock	194,497	194	1,983,685	—	—	—	—	1,983,879
Issuance of restricted stock units	29,126	29	(579,207)	—	—	—	—	(579,178)
Share-based compensation expense	—	—	1,480,882	—	—	—	—	1,480,882
Foreign Currency Translation	—	—	—	—	(153,321)	—	—	(153,321)
Net loss	—	—	—	(5,661,350)	—	—	—	(5,661,350)
BALANCES, June 30, 2019	36,089,945	$36,089	$328,342,507	$(210,436,032)	$(93,884)	14,169	$(256,226)	$117,592,454
Exercise of options to purchase common stock	10,717	11	66,359	—	—	—	—	66,370
Share-based compensation expense	—	—	3,129,648	—	—	—	—	3,129,648
Foreign Currency Translation	—	—	—	—	(81,667)	—	—	(81,667)
Net income	—	—	—	3,067,163	—	—	—	3,067,163
BALANCES, September 30, 2019	36,100,662	$36,100	$331,538,514	$(207,368,869)	$(175,551)	14,169	$(256,226)	$123,773,968

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2017	35,132,548	$35,132	$312,783,195	$(195,991,478)	$76,129	—	$—	$116,902,978
Exercise of options to purchase common stock	6,696	7	53,855	—	—	—	—	53,862
Share-based compensation expense	—	—	1,092,260	—	—	—	—	1,092,260
Foreign Currency Translation	—	—	—	—	199,554	—	—	199,554
Net loss	—	—	—	(3,520,937)	—	—	—	(3,520,937)
BALANCES, March 31, 2018	35,139,244	$35,139	$313,929,310	$(199,512,415)	$275,683	—	$—	$114,727,717
Exercise of options to purchase common stock	103,693	104	945,324	—	—	—	—	945,428
Issuance of restricted stock units	74,583	75	(75)	—	—	14,169	(256,226)	(256,226)
Share-based compensation expense	—	—	1,301,774	—	—	—	—	1,301,774
Foreign Currency Translation	—	—	—	—	(201,187)	—	—	(201,187)
Net loss	—	—	—	(3,500,519)	—	—	—	(3,500,519)
BALANCES, June 30, 2018	35,317,520	$35,317	$316,176,333	$(203,012,934)	$74,496	14,169	$(256,226)	$113,016,986
Exercise of options to purchase common stock	206,810	207	2,072,387	—	—	—	—	2,072,594
Share-based compensation expense	—	—	1,866,604	—	—	—	—	1,866,604
Foreign Currency Translation	—	—	—		(54,325)	—	—	(54,325)
Net loss	—	—	—	(97,166)	—	—	—	(97,166)
BALANCES, September 30, 2018	35,524,330	$35,524	$320,115,324	$(203,110,100)	$20,171	14,169	$(256,226)	$116,804,693

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,016,187)	$(7,118,622)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	104,700	(15,300)
Loss on disposal of equipment	138,106	104,769
Share-based compensation	5,706,580	4,170,409
Inventory obsolescence	104,624	69,912
Depreciation and amortization	11,707,422	10,418,274
Amortization of deferred financing costs and loan discount	125,303	86,327
Changes in operating assets and liabilities:
Accounts receivable	(7,278,751)	(393,394)
Inventories	(4,094,386)	1,339,371
Prepaid expenses and other current assets	(10,650,214)	(481,201)
Operating lease right of use	125,711	—
Other assets	(608,060)	(118,675)
Accounts payable	3,742,265	1,190,993
Accrued expenses	10,396,504	(697,873)
Other lease liabilities	(17,018)	(23,243)
Net cash flows provided by operating activities	3,486,599	8,531,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(40,738,346)	(12,681,600)
Net cash flows used in investing activities	(40,738,346)	(12,681,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	3,841,918	3,071,883
Tax withholdings related to net shares settlements of restricted stock units	(1,252,953)	(256,226)
Proceeds from borrowings under Credit Facilities	50,620,988	6,000,000
Repayment of borrowings under Credit Facilities	(15,900,000)	(4,000,000)
Financing fees paid in connection with borrowings	(406,859)	—
Net cash flows provided by financing activities	36,903,094	4,815,657
NET CHANGE IN CASH AND CASH EQUIVALENTS	(348,653)	665,804
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,554,388	2,184,259
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,205,735	$2,850,063
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$521,688	$164,202
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$5,781,915	$572,465

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period. Certain amounts that appear in this report may not add up because of differences due to rounding.

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

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 31,734 shares totaling $1.3 million, for the nine month period ended September 30, 2019. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

Debt Issuance Cost – During the nine months ended September 30, 2019 the Company incurred $1.1 million of fees associated with the debt modification, of which $0.7 million were paid to the creditor. Further, the Company noted that $0.7 million of the fees were related to the Draw Term Loan with the remaining balance relating to the Revolving Loan Facility. The Company’s policy is to record the debt issuance cost related to the Draw Term Loan, net of debt, for the portion of the Draw Term Loan that is outstanding, with the remaining amount recorded within assets.  As of September 30, 2019 there was less than $0.2 million of debt issuance cost that were recorded as net of our debt outstanding. In addition, there was $0.7 million of debt issuance cost that were recorded to other assets, and $0.2 recorded to other current assets.

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

The reported results as of September 30, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of our operating leases on our Consolidated Balance Sheets (Unaudited) and providing additional disclosures about our leasing activities.

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

Note 3 – Inventories:

	September 30,	December 31,
	2019	2018
Raw Materials and Work in Process	$3,932,131	$2,784,233
Packaging Components Material	1,394,532	1,138,091
Finished Goods	8,006,604	5,442,338
	13,333,267	9,364,662
Reserve for Obsolete Inventory	(26,273)	(47,430)
	$13,306,994	$9,317,232

Note 4 – Property, Plant and Equipment:

	September 30,	December 31,
	2019	2018
Refrigeration Equipment	$95,558,455	$79,567,389
Machinery and Equipment	54,140,430	51,800,479
Building, Land, and Improvements	25,621,495	25,606,013
Furniture and Office Equipment	5,457,585	4,884,945
Leasehold Improvements	412,979	393,770
Automotive Equipment	319,496	319,496
Construction in Progress	31,167,993	4,769,268
	212,678,433	167,341,360
Less: Accumulated Depreciation	(75,989,886)	(65,247,112)
	$136,688,547	$102,094,248

Depreciation expense related to property, plant and equipment totaled $3,975,822 and $11,462,514 for the three and nine months ended September 30, 2019, respectively, of which $1,598,843 and $4,753,623 was recorded to cost of goods sold for the three and nine months ended September 30, 2019, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. Due to the continued growth of Freshpet’s sales, the Company has undertaken a capital expansion project at its Freshpet Kitchens manufacturing facility to expand plant capacity and increase distribution. The Company invested $21.0 million in the Freshpet Kitchens 2.0 project and other expansion projects during the first nine months of 2019.

Depreciation expense related to property, plant and equipment totaled $3,549,460 and $10,208,173 for the three and nine ended September 30, 2018, respectively, of which $1,579,278 and $4,568,607 was recorded to cost of goods sold for the three and nine months ended September 30, 2018, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Accrued Expenses:

	September 30,	December 31,
	2019	2018
Legal Contingency (a)	10,253,122	—
Accrued Compensation and Employee Related Costs	4,046,397	5,276,552
Accrued Fridge Cost	1,223,623	1,401,762
Accrued Customer Consideration	1,087,810	650,567
Accrued Freight	795,753	405,733
Accrued Production Expenses	607,010	287,913
Accrued Marketing	550,320	551,681
Other Accrued Expenses	883,021	476,343
	$19,447,055	$9,050,551

(a)	See Note 11 for additional information.

Note 6 – Debt:

On May 15, 2019, the Company entered into the Fourth Amended and Restated Loan and Security Agreement (as amended, the “New Loan Agreement”), which amended and restated in full the Company’s Third Amended and Restated Loan and Security Agreement, dated as of September 21, 2017. The New Loan Agreement provides for a $90 million senior secured credit facility (the “New Credit Facility”), encompassing a $55.0 million delayed draw term loan facility (the “Draw Facility”) and a $35.0 million revolving loan facility (the “Revolving Loan Facility”). The Company will have the ability to increase the New Credit Facility by up to an additional $75.0 million, subject to certain conditions.

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

Net borrowings under our credit facilities totaled $35.4 million at September 30, 2019, of which $18.8 million net of unamortized debt issuance cost of $0.2 million, related to the Draw Term Loans and $16.6 million related to the Revolving Loan Facility. There was no debt outstanding as of December 31, 2018. Interest expense and fees totaled $0.3 million and $0.7 for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

The Company incurred amortization of debt issuance cost of  $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively. During 2018 the Company incurred amortization of debt issuance cost of $0.3 million.  Amortization of debt issuance cost is recorded as interest expense. In addition, the Company incurred $1.1 million

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of debt issuance cost upon execution of the New Credit Facility.  As of September 30, 2019, $0.7 million is presented within other assets and $0.4 million is presented net of the Draw Term Loan.

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	6.46
Weighted-average discount rate	6.14%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of adoption to determine the present value of lease payments.

Maturities of lease liabilities under noncancellable operating leases as of September 30, 2019 were as follows:

September 30 ,2019

2019 (a)	$402,448
2020	1,723,951
2021	1,768,626
2022	1,763,787
2023	1,802,007
2024 and beyond	4,297,218
Total lease payments	11,758,037
Less: Imputed interest	(1,915,560)
Present value of lease liabilities	$9,842,477

(a)	Excluding the nine months ended September 30, 2019.

As of December 31, 2018 minimum lease payments under noncancellable operating leases by period were expected to be:

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2018

2019	$1,475,761
2020	1,626,179
2021	1,671,003
2022	1,664,510
2023	1,700,539
2024 and thereafter	4,246,015
$12,384,007

A summary of rent expense for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Rent expense	$515,565	$480,349

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$395,408	$1,022,188

Note 8 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended September 30, 2019 and 2018 is $3,129,648 and $1,866,604, respectively. Total compensation cost for share-based payments recognized for the nine months ended September 30, 2019 and 2018 is $5,870,657 and $4,260,638, respectively.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At September 30, 2019, there were zero shares available for grant as the 2010 Plan is frozen. The total number of unexercised options for the 2010 Plan is 289,530.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, 3,979,200 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At September 30, 2019, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years or cliff vest (as defined in the restricted stock agreement) and non-employee director RSUs vest over one year). The total number of unexercised options and RSUs for the 2014 Plan is 1,547,505.

At September 30, 2019, there were 1,665,120 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016, share-based awards were granted to the Company’s Chief Executive Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2019, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the nine months ended September 30, 2019.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,793,981	$9.84
Granted	23,536	42.29
Exercised	(417,962)	8.40
Forfeited	(1,191)	9.64
Outstanding at September 30, 2019	1,398,364	$10.82

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the nine months ended September 30, 2019.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,275,746	$13.62
Granted	9,254	42.29
Exercised	(35,447)	9.98
Forfeited	(39,253)	9.05
Outstanding at September 30, 2019	1,210,300	$14.09

As of September 30, 2019, 1,151,051 performance-vested stock options at a weighted average exercise price of $14.13 have performance metrics that are probable of achievement. During the three months ended September 30, 2019, the Company assessed that 295,936 performance-vested stock options became probable of achievement resulting in additional share-based compensation cost true-up of $1.6 million which was recorded to SG&A.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the nine months ended September 30, 2019.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2018	271,979	$19.07
Granted	77,609	41.82
Issued upon vesting	(122,392)	17.57
Forfeited	(2,528)	27.42
Outstanding at September 30, 2019	224,668	$27.65

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Earnings (Loss) Per Share:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities.

The following table includes adjustments between net income and net income attributable to common stockholders for the three months ended September 30, 2019.

Three Months Ended
September 30, 2019

Net Income (Loss) Attributable to Common Stockholders	3,067,163

Weighted Average Common Shares Outstanding, Basic	36,079,935
Dilutive Effect of Share-Based Awards:
Service Period Stock Options	1,037,873
Restricted Stock Units	152,661
Performance	19,009
Weighted Average Common Shares Outstanding, Diluted	37,289,478

Basic Earnings per Share	$0.09
Diluted Earnings per Share	$0.08

The potentially dilutive securities are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2019	2018
Service Period Stock Options	1,932,268	1,535,762	2,009,372
Restricted Stock Units	208,402	234,091	197,492
Performance Stock Options	13,283	24,246	13,283
Total	2,153,952	1,794,099	2,220,147

For the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Sales by Class of Retailer —The following table sets forth net sales by class of retailer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Grocery (including Online), Mass and Club	$54,712,007	$41,882,395	$150,340,440	$115,874,906
Pet Specialty and Natural	10,553,894	8,917,206	29,769,842	$25,719,252
Net Sales	$65,265,901	$50,799,601	$180,110,282	$141,594,158

Note 11 – Commitments and Contingencies:

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted on April 21, 2016 in the United States District Court for the District of New Jersey against the Company and certain of the Company’s current and former executive officers and directors on behalf of certain purchasers of our common stock. The plaintiffs sought to recover damages for investors under the federal securities laws.  On October 3, 2019, the parties filed with the District Court a motion for preliminary approval of settlement that attached the parties’ stipulation of settlement and a proposed order. As of September 30, 2019, the Company accrued for an estimated probable loss of $10.3 million, which represents the proposed settlement and accrued legal fees. The Company concluded that the insurance recovery is probable and recorded a gain contingency of $10.3 within other current assets.

Note 12 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

With continuing expansion of manufacturing capacity, the Company’s borrowings under the new credit facilities increased an additional $5.9 million in October 2019.

On October 30, 2019, the Company entered into a First Amendment (the “First Amendment”) to the New Loan Agreement. The First Amendment reflects (i) an increase in the limit for the covenant related to Maximum Capital Expenditures (as defined in the New Loan Agreement) for fiscal year 2019 and (ii) a new provision regarding the treatment of certain supported “qualified financial contracts,” which include certain swap contracts.

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

Recent Developments

Freshpet Kitchens Expansion

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity. The Company converted three of its four manufacturing lines from five-day production to seven-day production, with plans to fully convert the fourth line to seven-day production by the first quarter of 2020. To date, the conversion to seven-day production has added more than 140 employees to the Freshpet team with an additional 30 employees to be added in the fourth quarter of 2019. Additionally the Company is in the process of building a 90,000 square-foot addition to our manufacturing location. The $100 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $540 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. During the first three quarters of 2019, we invested $21.0 million of capital for the Freshpet Kitchens 2.0 project and other expansion projects and have spent $22.9 million on the projects to date.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in over 20,700 retail stores as of September 30, 2019. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Our gross profit margins are also impacted by the cost of ingredients, packaging materials, and labor and overhead and share based compensation related to direct labor and overhead. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $183.3 million as of December 31, 2018, of which, approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018, of approximately $8.3 million, will have an indefinite carryforward. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2018, we had approximately $147.2 million of state NOLs, which expire between 2019 and 2038. At December 31, 2018, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$65,266	100%	$50,799	100%	$180,110	100%	$141,594	100%
Cost of goods sold	34,560	53	27,184	54	96,163	53	74,972	53
Gross profit	30,706	47	23,615	46	83,947	47	66,622	47
Selling, general and administrative expenses	27,171	42	23,572	46	89,076	49	73,398	52
Income (loss) from operations	3,535	5	43	0	(5,129)	(3)	(6,776)	(5)
Other income/(expenses), net	(139)	(0)	(27)	(0)	(141)	(0)	(24)	(0)
Interest expense	(310)	(0)	(94)	(0)	(689)	(0)	(261)	(0)
Income (loss) before income taxes	3,086	5	(78)	(0)	(5,959)	(3)	(7,061)	(5)
Income tax expense	19	0	19	0	57	0	57	0
Net income (loss)	$3,067	5%	$(97)	(0)%	$(6,016)	(3)%	$(7,118)	(5)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2019			2018
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$54,712	84%	15,498	$41,882	82%	14,030
Pet Specialty and Natural (2)	10,553	16	5,281	8,917	18	5,077
Net Sales	65,266	100%	20,779	$50,799	100%	19,107

(1)Stores at September 30, 2019 and September 30, 2018 consisted of 10,856 and 9,880 Grocery and 4,642 and 4,150 Mass and Club, respectively.

(2)Stores at September 30, 2019 and September 30, 2018 consisted of 4,834 and 4,664 Pet Specialty and 447 and 413 Natural, respectively.

Net sales increased $14.5 million, or 28.5%, to $65.3 million for the three months ended September 30, 2019 as compared to the same period in the prior year. The $14.5 million increase in net sales was driven by growth of $12.8 million in our Grocery (including Online), Mass, and Club refrigerated channel and $1.7 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 8.8% to 20,779 as of September 30, 2019 compared to 19,107 as of September 30, 2018.

Gross Profit

Gross profit increased $7.1 million, or 30.0%, to $30.7 million for the three months ended September 30, 2019 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales.

Our gross profit margin of 47.0% for the three months ended September 30, 2019 increased 50 basis points compared to the same period in the prior year, due to  increases in sales price and shifting selling mix of 150 basis points, and leverage of depreciation expense of 50 basis points, partially offset by commodity inflation and in-bound freight costs of 150 basis points.

Adjusted Gross Profit was $32.5 million and $25.3 million in the three months ended September 30, 2019 and 2018 respectively. Adjusted Gross Profit Margin was 49.8% and 49.7% in the three months ended September 30, 2019 and 2018, respectively. Adjusted Gross Profit excludes $1.6 million of depreciation expense and $0.2 of share-based compensation expense in the three months ended September 30, 2019 and excludes $1.6 million of depreciation expense and $0.1 million of share-based compensation expense in the three months ended September 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.6 million, or 15.3%, to $27.2 million for the three months ended September 30, 2019 as compared to the same period in the prior year. Key components of the dollar increase include higher depreciation and options expense of $1.6 million, higher incremental operating costs of $1.2 million and higher variable cost due to volume of $1.0 million, offset by lower selling expense of $0.2 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses decreased to 41.6% for the three months ended September 30, 2019 from 46.4% for the three months ended September 30, 2018.

Adjusted SG&A decreased as a percentage of net sales to 31.4% in the three months ended September 30, 2019 as compared to 36.5% of net sales in the three months ended September 30, 2018. The increase of 510 basis points in Adjusted SG&A is a result of 320 basis point gain in SG&A leverage, and 190 basis points leverage gain in media. Since the start of the Company’s Feed The Growth Initiative, the Company has gained approximately 590 basis points of leverage on Adjusted SG&A. Adjusted SG&A excludes $2.9 million of non-cash share-based compensation, $2.5 million of depreciation and amortization expense, $1.3 million of launch expense, and $0.1 million of secondary offering expense in the three months ended September 30, 2019 and $2.0 million of depreciation and amortization expense, $1.7 million for share-based compensation expense, $1.0 million of launch expense, $0.1 million of secondary offering expense and $0.1 million in litigation expense in the three months ended September 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income from Operations

Income from Operations increased $3.5 million to $3.5 million for the three months ended September 30, 2019 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our credit facilities was $0.3 million for the three months ended September 30, 2019 and $0.1 million in the three months ended September 30, 2018. In connection with the New Credit Facility, the Company accelerated the amortization of $0.1 million of unamortized debt issuance costs related to the prior loan agreement. These costs are included in interest expense in the nine months ended September 30, 2019.

Other Income/(Expenses), net

Other income (expenses), net decreased $0.1 million for the three months ended September 30, 2019 compared to the same period in the prior year.

Net Income (Loss)

Net income increased $3.2 million to $3.1 million for the three months ended September 30, 2019 as compared to loss of $0.1 million for the same period in the prior year as a result of the factors discussed above.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018

Net Sales
The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2019			2018
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$150,340	83%	15,498	$115,875	82%	14,030
Pet Specialty and Natural (2)	29,770	17	5,281	25,719	18	5,077
Net Sales	$180,110	100%	20,779	$141,594	100%	19,107

(1)Stores at September 30, 2019 and September 30, 2018 consisted of 10,856 and 9,880 Grocery and 4,642 and 4,150 Mass and Club, respectively.

(2)Stores at September 30, 2019 and September 30, 2018 consisted of 4,834 and 4,664 Pet Specialty and 447 and 413 Natural, respectively.

Net sales increased $38.5 million, or 27.2%, to $180.1 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. The $38.5 million increase in net sales was driven by growth of $34.5 million in our Grocery (including Online), Mass, and Club refrigerated channel and $4.0 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 8.8% to 20,779 as of September 30, 2019 compared to 19,107 as of September 30, 2018.

Gross Profit

Gross profit increased $17.3 million, or 26.0%, to $83.9 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. The increase in gross profit was driven by higher net sales.

Our gross profit margin of 46.6% for the nine months ended September 30, 2019 decreased 50 basis points compared to the same period in the prior year due to scrapping and incremental processing costs of 100 basis points, commodity inflation and in-bound freight costs of 130 basis points, unabsorbed labor in advance of a new seven day operation of 20 basis points, partially offset by increases in sales price and shifting selling mix of 130 basis points, and leverage of depreciation expense of 60 basis points, and increased production efficiencies of 10 basis points.

Adjusted Gross Profit was $89.2 million and $71.4 million in the nine months ended September 30, 2019 and 2018, respectively. Adjusted Gross Profit Margin was 49.5% and 50.4% in the nine months ended September 30, 2019 and 2018, respectively. Adjusted Gross Profit excludes $4.8 million of depreciation expense and $0.5 million non-cash share-based compensation expense in the nine months ended September 30, 2019 and excludes $4.6 million of depreciation expense and $0.2 million of non-cash share-based compensation expense in the nine months ended September 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.7 million, or 21.4%, to $89.1 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $8.0 million, higher variable cost due to volume of $3.4 million, higher incremental operating expense of $2.8 million, and higher depreciation and option expense of $2.3 million offset by lower selling expense of $0.8 million. The increased operating expenses were primarily due to new hires and increased employee incentive and benefit costs.

As a percentage of net sales, selling, general and administrative expenses decreased to 49.5% for the nine months ended September 30, 2019 from 51.8% for the nine months ended September 30, 2018. Adjusted SG&A decreased as a percentage of net sales to 40.7% in the nine months ended September 30, 2019 as compared to 42.7% of net sales in the nine months ended September 30, 2018. Adjusted SG&A excludes $7.0 million of depreciation expense, $5.2 million of non-cash share-based compensation expense, $3.3 million launch expense and $0.3 million of secondary offering expenses in the nine months ended September 30, 2019 and excludes $5.9 million of depreciation expense, $3.9 million of share-based compensation expense, $2.7 million of launch expense, $0.3 million of litigation expense and $0.1 million of secondary offering expense in the nine months ended September 30, 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations decreased $1.6 million to $5.1 million for the nine months ended September 30, 2019 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our credit facilities was $0.7 million and $0.3 million in the nine months ended September 30, 2019 and 2018, respectively. In connection with the New Credit Facility, the Company accelerated the amortization of $0.1 million of unamortized debt issuance costs related to the prior loan agreement. These costs are included in Interest Expense in the nine months ended September 30, 2019.

Other Income/(Expenses), net

Other income (expenses), net decreased $0.1 million for the nine months ended September 30, 2019 as compared to the same period in the prior year.

Net Loss

Net loss decreased $1.1 million to $6.0 million for the nine months ended September 30, 2019 as compared to net loss of $7.1 million for the same period in the prior year as a result of the factors discussed above.

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

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

•Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to secondary offerings, and litigation expense. EBITDA represents net income (loss) plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus gain (loss) on disposal of equipment, non-cash share-based compensation, launch expenses, fees related to secondary offerings, and litigation expense.

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

The non-GAAP financial measures are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed below. The non-GAAP financial measures should not be considered in isolation or as alternatives to net income (loss), income (loss) from operations or any other measure of financial performance calculated and prescribed in accordance with U.S. GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our non-GAAP financial measures may not be comparable to similarly titled measures in other organizations because other organizations may not calculate non-GAAP financial measures in the same manner as we do.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$3,067	$(97)	$(6,016)	$(7,119)
Depreciation and amortization	4,064	3,623	11,707	10,419
Interest expense	310	94	689	261
Income tax expense	19	19	57	57
EBITDA	$7,460	$3,639	$6,437	$3,619
(Gain) loss on disposal of equipment	137	29	138	105
Non-cash share-based compensation	3,076	1,776	5,706	4,170
Launch expense (a)	1,264	1,015	3,335	2,677
Secondary offering expenses (b)	50	137	349	137
Litigation expense (c)	—	120	—	348
Adjusted EBITDA	$11,987	$6,716	$15,965	$11,056
Adjusted EBITDA as a % of Net Sales	18.4%	13.2%	8.9%	7.8%

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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Gross Profit	$30,706	$23,616	$83,948	$66,622
Depreciation expense (a)	1,599	1,579	4,754	$4,569
Non-cash share-based compensation (b)	174	71	508	$224
Adjusted Gross Profit	$32,479	$25,266	$89,210	$71,415
Adjusted Gross Profit as a % of Net Sales	49.8%	49.7%	49.5%	50.4%

(a)	Represents depreciation and amortization expense included in cost of goods sold.
(b)	Represents non-cash share-based compensation expense included in cost of goods sold.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
SG&A expenses	$27,171	$23,572	$89,075	$73,398
Depreciation and amortization expense (a)	2,465	2,044	6,953	5,850
Non-cash share-based compensation (b)	2,902	1,706	5,198	3,947
Launch expense (c)	1,264	1,015	3,335	2,677
Secondary offering expenses (d)	50	137	349	137
Litigation expense (e)	—	120	—	348
Adjusted SG&A Expenses	$20,490	$18,550	$73,240	$60,437
Adjusted SG&A Expenses as a % of Net Sales	31.4%	36.5%	40.7%	42.7%

(a)	Represents non-cash depreciation expense included in SG&A.
(b)	Represents non-cash share-based compensation expense included in SG&A.
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

The following table sets forth, for the periods indicated, our working capital:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	7,206	7,554
Accounts receivable, net of allowance for doubtful accounts	19,501	12,327
Inventories, net	13,307	9,317
Prepaid expenses	1,653	1,078
Other current assets	10,757	682
Accounts payable	(17,840)	(9,166)
Accrued expenses	(19,447)	(9,051)
Current operating lease liabilities	(1,130)	—
Total Working Capital	$14,007	$12,741

Working capital consists of current assets net of current liabilities. Working capital increased $1.3 million to $14.0 million at September 30, 2019 compared with working capital of $12.7 million at December 31, 2018. The increase was mainly a result of an increase in accounts receivable and inventories, offset by an increase in accounts payable. The increase in accounts receivable and inventories is mainly due to the growing business. The increase in accounts payable was mainly due capex spend of $5.8 million that was within accounts payable as of September 30, 2019. The increase in account receivable and inventory is a result of the growth the Company has experienced during the year.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three to four weeks.

As of September 30, 2019, our capital resources consisted primarily of $7.2 million of cash on hand and $54.4 million available under our credit facilities, of which $2.0 is reserved for two Letters of Credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
Cash at the beginning of period	$7,554	$2,184
Net cash provided by operating activities	3,487	8,532
Net cash used in investing activities	(40,738)	(12,682)
Net cash provided by financing activities	36,903	4,816
Cash at the end of period	$7,206	$2,850

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (i.e. provision for loss on receivables, loss on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

For the nine months ended September 30, 2019, net cash provided by operating activities of $3.5 million was primarily attributed to:

•

$11.9 million of net income, adjusted for reconciling non-cash items, which excludes $17.9 million primarily related to $5.7 million of share-based compensation and $11.7 million of depreciation and amortization.

This was partially offset by:

•

$8.4 million increase in working capital mainly due to a $7.3 million increase in accounts receivable and a $4.1 million increase in inventories, $0.6 million of other assets, offset by a $3.7 million increase in accounts payable.

For the nine months ended September 30, 2018, net cash provided by operating activities of $8.5 million was primarily attributed to:

•

$7.7 million net income adjusted for reconciling non-cash items, which excludes $14.8 million of non-cash items primarily relating to $4.2 million of share-based compensation and $10.4 million of depreciation and amortization.

•

$0.8 million of change in operating assets and liabilities. The increase in liabilities of $0.5 million was mainly a result of result of timing of payments related to compensation and a $3.0 million increase in assets, which was the result of a decrease in accounts receivable, offset by an increase in inventory, prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities of $40.7 million for the nine months ended September 30, 2019, was primarily related to:

•

$24.2 million in capital expenditures for Freshpet Kitchens, of which $21.0 million relates to the Freshpet Kitchens and other expansion projects and $3.2 million relates to recurring capital expenditures.

•	$16.5 million in capital expenditures relating to investment in fridges and other capital spend.

Net cash used in investing activities of $12.7 million for the nine months ended September 30, 2018, was primarily related to:

•	$4.5 million in capital expenditures for Freshpet Kitchens.
•	$8.2 million in capital expenditures related to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $36.9 million for the nine months ended September 30, 2019, attributable to:

~~•~~	$50.6 million of proceeds from borrowings under our credit facilities.
•	$3.8 million cash proceeds from the exercise of stock options.

Primarily offset by:

•	$15.9 million repayment of borrowings under credit facilities.
•	$1.2 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.4 million financing fees paid in connection with borrowings.

Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2018, attributable to

•	$6.0 million proceeds from borrowings under our Credit Facilities offset by repayments of $4.0 million.
•	$3.0 million cash proceeds from the exercise of stock options offset by the repurchase of common stock related to employee tax withholdings upon issuance of restricted stock units of $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of September 30, 2019, we had $35.6 million outstanding under our credit facilities. A change in interest rates of 100 basis points would cause a $0.3 million increase or decrease in annual interest expense.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for both the three and nine months ended September 30, 2019 recognized in Europe was approximately 1%.

The Company may, from time to time enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2019, there were no forward contracts outstanding.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted on April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs sought to recover damages for investors under the federal securities laws. Plaintiffs filed a motion for class certification. Freshpet filed an opposition to the plaintiffs’ motion for class certification and requested an evidentiary hearing on the motion. Fact discovery was completed, and expert discovery began.  The parties then entered into mediation and settlement discussions.  On October 3, 2019, the parties filed with the District Court a motion for preliminary approval of settlement that attached the parties’ stipulation of settlement and a proposed order. As of September 30, 2019, the Company accrued for an estimated probable loss of $10.3 million, which represents the proposed settlement and accrued legal fees.  The Company believes that insurance recovery for the matter is probable and recorded a gain contingency of $10.3 million within other current assets.

A shareholder derivative lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted on June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors under the federal securities laws. On June 21, 2018, we were granted a motion to stay the Meldon case. On April 3, 2019, we were granted an extension of the stay pending (i) the close of expert discovery in the Curran action described in the preceding paragraph or (ii) the dismissal with prejudice of the Curran action.  The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

Item 5. Other Information

On October 30, 2019, the Company entered into the First Amendment to the New Loan Agreement. The First Amendment reflects (i) an increase in the limit for the covenant related to Maximum Capital Expenditures (as defined in the New Loan Agreement) for fiscal year 2019 and (ii) a new provision regarding the treatment of certain supported “qualified financial contracts,” which include certain swap contracts.

The foregoing is a summary of the terms of the First Amendment and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed herewith as Exhibit 10.1.

Item 6.	Exhibits

Exhibit No.	Description
10.1

First Amendment, dated October 30, 2019, to the Fourth Amended and Restated Loan and Security Agreement Amendment, dated May 15, 2019, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2019	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)