Form 10-K
period 2019-12-31
Freshpet, Inc.
filed 2020-02-25
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36729

FRESHPET, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1884894
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 Plaza Drive, 1st Floor Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

(201) 520-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	FRPT	NASDAQ Global Market

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.6 billion.

As of February 20, 2020, 36,165,315 shares of common stock of the registrant were outstanding.

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

Freshpet, Inc.

Annual Report on Form 10-K

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully implement our growth strategy;
•	our ability to timely complete the construction of our Freshpet Kitchens 2.0, Kitchens South and Kitchens 3.0 and achieve the anticipated benefits therefrom;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	our ability to manage our supply chain effectively;
•	volatility in the price of our common stock; and
•	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet, Inc. (“Freshpet” or the “Company”) is disrupting the over $30.0 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2019, Freshpet Fridges were located in approximately 21,500 stores, and we believe there is an opportunity to install a Freshpet Fridge in at least 30,000 stores across North America. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated with our recent initiatives in the U.K. market.

Our Industry

We primarily compete in the North American dog and cat food market which we estimate has grown at an average compounded annual growth rate over 4% from 2012 to 2019. We believe pet food spending in North America will continue to increase at a similar rate over the next five years. Of the total market, we estimate that dog food, cat food and treats & mixers accounted for retail sales exceeding $31.7 billion. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently over 80 million dog and cat owning households in the United States, which represents approximately 60% of total households, and over 170 million dogs and cats in the United States, according to the American Pet Products Association.

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

Our Opportunity

Even though long-term consumer trends of pet humanization and health and wellness are well documented, conventional pet food sold as dry kibble or wet food in cans has not changed substantially for decades. We believe that the pet food industry has not kept pace with how consumers think about food for their families, including their pets. As a result, consumers are searching for higher quality, less processed food for their dogs’ and cats’ meals that measure up to today’s sensibilities of what actually constitutes “good food.” Freshpet was specifically designed to address this growing need with affordable offerings accessible to the average consumer.

Our Mission and Values

We started Freshpet with a single-minded mission—to bring the power of real, fresh food to our dogs and cats. And, we are committed to doing so in ways that are good for Pets, People and Planet.

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. We cook our fresh, nutritious pet food with the same care that we would take in preparing human food. Through the Freshpet Foundation, we support nutritional research in areas of prevention, care and treatment of diseases in dogs. Since founding Freshpet, we have donated over five million fresh meals to pets via shelters, charitable organizations and humane societies. Our team members get paid time off to pursue activities that help pets in their community. We also participate in Random Acts of Kindness to do our part to improve the lives of pets and pet parents.

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

Planet

We are committed to being socially responsible and minimizing our environmental impact. As of December 31, 2019, the electricity used in the Freshpet Kitchens is 100% wind-powered. Freshpet Kitchens is a landfill-free facility and we plant trees to offset carbon emissions. We also strive to conserve energy by continually improving the efficiency of our Freshpet Fridges and partnering with freight and logistics providers committed to sustainable practices.

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

Our Innovation Center, which is part of our Freshpet Kitchens manufacturing plant, helps us ensure that we remain capable of strong innovation including creating new product platforms to expand the breadth of our fresh offerings. We expect that new product introductions will continue to meaningfully drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing facility in North America, the Freshpet Kitchens in Pennsylvania. This 100,000 square foot facility was built to United States Department of Agriculture standards and houses four production lines customized to produce fresh, refrigerated food. In 2019, approximately 99% of our product volume was manufactured by us.

Expansion: Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity. The Company converted three of its four manufacturing lines from five-day production to seven-day production during 2019 and converted the fourth line to seven-day production in January 2020. Additionally, the Company is in the process of adding additional capacity by investing $105 million to build a 90,000 square-foot addition to our manufacturing location, “Freshpet Kitchens 2.0”, as well as investing $15 million at a manufacturing facility, titled “Kitchens South”. The $120 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $590 million in net sales from the facility. The facility Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. We expect to make future capital expenditures of approximately $300 million in connection with the development of our Freshpet Kitchens 3.0. We expect to fund such capital expenditures with cash from operations, borrowings under credit facilities and possible debt and/or equity raises.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. Over 60% of our ingredients are sourced locally from within a 200 mile radius of the Freshpet Kitchens, and 96% are from North America. We maintain rigorous standards for ingredient quality and safety. By volume, our largest input, fresh chicken, represents approximately 48% of total ingredients. In order to retain operating flexibility and negotiating leverage, we do not enter into exclusivity agreements or long-term commitments with any of our suppliers. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Beginning in 2016, outbound transportation from our facility is handled through a third-party refrigerated freight broker. We expect to be able to leverage certain distribution costs as volumes grow. We use national and regional distributors to cover the grocery (including online), mass, pet specialty and natural retail classes.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our company-owned manufacturing facility allows us to exercise significant control over production. Our quality assurance team includes 31 professionals with significant experience in pet and human food production.

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

Our Customers and Distributors

We sell our products throughout United States, Canada, the United Kingdom and Europe, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in approximately 21,500 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 30,000 stores in North America. We sell our products through the following classes of retail: grocery (including online), mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third-party distributor. In 2019, our largest distributor by net sales, McLane Company, Inc., accounted for 17% of our net sales and our largest customer, Phillips Feed Service, Inc., accounted for 11% of our net sales.

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

Installation into retail locations and ongoing maintenance of the Freshpet Fridge is coordinated by Freshpet and executed through leading third-party service providers. All of our Freshpet Fridges are protected by a manufacturer warranty of three years. Our refrigerators are designed to be highly reliable, and at any given time less than 0.5% of the network is out of service for maintenance. Moreover, to ensure quality, cleanliness and appropriate in-stock levels, we employ brokerage partners to conduct a physical audit of the Freshpet Fridge network on an ongoing basis, with photographic results of our Freshpet Fridges transmitted back to Freshpet for review by members of our sales team.

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

Our network of approximately 21,500 branded Freshpet Fridges in prominent locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, Twitter and YouTube.

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

Team Members

As of December 31, 2019, we had 462 employees, of which all but six are located in the United States. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Website Information

The address of our corporate website is www.freshpet.com. Our Annual Reports on Form 10-K, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution by installing new Freshpet Fridges, attracting new consumers to our brand and launching new products. Our ability to increase awareness, consumer trial and adoption of our products, and to implement this growth strategy depends, among other things, on our ability to:

•	partner with customers to secure space for our Freshpet Fridges;
•	implement our marketing strategy;
•	develop new product lines and extensions;
•	partner with distributors to deliver our products to customers;
•	continue to compete effectively in multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural; and
•	expand and maintain brand loyalty; and
•	build capacity to meet demands.

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

We believe that our cash and cash equivalents, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. From time to time, we may seek to raise additional capital by accessing the debt and/or equity markets to fund capital expenditures or otherwise. However, our ability to continue to meet our capital resource requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations, our ability to manage costs and working capital successfully and our ability to access the debt or equity markets. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

Certain of our variable rate indebtedness uses LIBOR as a benchmark, which is subject to regulatory uncertainty that could increase the cost of our variable rate indebtedness.

Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that most, if not all, banks currently reporting information to set LIBOR will stop doing so at such time, which could either cause LIBOR publication to stop immediately or cause LIBOR's regulator to announce the discontinuation of its publication (and, during any such transition period, LIBOR may perform differently than in the past). These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

If our products are alleged to cause injury or illness, be mislabeled or misbranded, or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. For example, we have had legal claims brought against us in California for our use of the word “natural” in describing certain of our products. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. Consumer or customer concerns (whether justified or not) regarding the quality or safety of our products could adversely affect our business. A product recall or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products may also result in adverse publicity or legal challenges, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny, fines, or other penalties by federal and state regulatory agencies of our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2019, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for more than 70% of our net sales. In 2019, our largest distributor by net sales, McLane Company, Inc., accounted for 17% of our net sales. These percentages may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

All of the products we manufacture in-house are processed through our Freshpet Kitchens in Bethlehem, Pennsylvania, which we believe is North America’s first fresh, refrigerated pet food manufacturing facility. Accordingly, we have limited available manufacturing capacity to meet our quality standards. Due to the continued growth of the Company’s fresh pet food sales, the Company is expanding its manufacturing capacity. The expansion includes the renovation of an existing 50,000 square foot building and a 90,000 square-foot addition, “Freshpet Kitchens 2.0”, and an investment in a manufacturing facility, “Kitchens South”. The $120 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $590 million in net sales from the facility. The facility Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. Our Freshpet Kitchens 2.0 may not be successfully completed on a timely basis, or at all, or we may not achieve our expected results following its completion. We expect to make future capital expenditures of approximately $300 million in connection with the development of our Freshpet Kitchens 3.0. We expect to fund such capital expenditures with cash from operations, borrowings under credit facilities and possible debt and/or equity raises.

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

From time to time we may be subject to claims from competitors or consumers, including consumer class actions, alleging that our product claims are deceptive, such as products being mislabeled or misbranded. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Whether or not a false marketing claim is successful, such assertions could have an adverse effect on our business, financial condition and results of operations, and the negative publicity surrounding them could harm our reputation and brand image.

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

In recent years, we have expanded our global footprint by entering into new markets and may expand into additional markets in the future. For example, we currently do business with three retailers in the United Kingdom, where our products are selling in 374 stores.  As we expand our business into new countries, we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business. These risks include:

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

•	seasonal reductions in business activity;
•	port conditions and the pricing of freight transport;
•	the credit risk of local customers and distributors;
•	general economic and political conditions;
•	modifications to international trade agreements;
•	unexpected changes in legal, regulatory or tax requirements;
•	unexpected changes in import and export regulations, processes and procedures;
•	differences in culture and trends in foreign countries with respect to pets and pet care;
•	the difficulties associated with managing a large global organization;
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

As an employer, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Such actions, if successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition and results of operations.

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

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, the risk of such claims may be exacerbated. Any such claims, even those without merit, could (i) require us to expend significant resources, (ii) cause us to cease making or using products that incorporate the challenged intellectual property, (iii) require us to redesign, reengineer or rebrand our products or packaging, including our Freshpet Fridges, (iv) divert management’s attention and resources or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property, which may not be available to us on acceptable terms or at all. Any of such events may adversely impact our business, financial condition and results of operations.

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

We may be unable to use some or all of our net operating loss carryforwards, which could adversely affect our financial results.

As of December 31, 2019, we had federal net operating loss (“NOLs”) carryforwards of approximately $198.1 million and state NOLs of approximately $160.0 million that we may use to offset against taxable income for U.S. federal and state income tax purposes, respectively. In general, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its “pre-ownership change” NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect. In addition, under the tax reform bill commonly known as the Tax Cuts and Jobs Act, (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2017 cannot be carried back to prior taxable years. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of installation of new Freshpet Fridges and related expenses;

•	profitability of our Freshpet Fridges, especially in new markets;
•	changes in interest rates;
•	impairment of long-lived assets;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to the consumption of products we serve;
•	changes in consumer preferences and competitive conditions;
•	expansion to new markets;
•	increases in infrastructure costs;
•	fluctuations in commodity prices; and
•	timing of media spending.

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

The trading price of our common stock has been, and may continue to be, volatile, and you may not be able to resell your shares at or above the purchase price. Such volatility could be based on various factors in addition to those otherwise described in this report, including those described under “Risks Related to Our Business and Industry” and the following:

•	our operating performance and the performance of our competitors or pet food companies in general;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
•	global, national or local economic, legal and regulatory factors unrelated to our performance;
•	the number of our shares publicly traded;
•	future sales of our common stock, including by our officers, directors and significant stockholders;
•	the arrival or departure of key personnel; and
•	other developments affecting us, our industry or our competitors.

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

As of December 31, 2019, we had 36,148,264 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, located in Secaucus, New Jersey and consisting of approximately 24,000 square feet of office space, is subject to a lease agreement that expires on June 30, 2024.

We own the Freshpet Kitchens, our approximately 100,000 square foot manufacturing facility in Bethlehem, Pennsylvania. We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted.

Due to the continued growth of the Company’s fresh pet food sales, the Company is expanding its manufacturing capacity. The expansion includes the renovation of an existing 50,000 square foot building and a 90,000 square-foot addition. The $105 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $590 million in net sales from the facility. The facility “Freshpet Kitchens 2.0” will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020.

We expect to make future capital expenditures of approximately $300 million in connection with the development of our Freshpet Kitchens 3.0. We expect to fund such capital expenditures with cash from operations, borrowings under credit facilities and possible debt and/or equity raises.

ITEM 3. LEGAL PROCEEDINGS

We are party to litigation proceedings. While the results of such litigation proceedings cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1A. Risk Factors” and Note 8 to our Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issueR purchases of equity secuRIties

Market Information

Shares of our common stock are publicly traded on the Nasdaq Global Market under the symbol "FRPT".

The number of stockholders of record of our common stock as of February 20, 2020 was 236. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

Since we became a publicly traded company in 2014, we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors in accordance with applicable laws and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant. Our ability to pay dividends may also be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the five year period ended December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in each of our common stock, the NASDAQ Composite and the Russell 3000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
31-Dec-15	$44.43	$108.09	$99.96
31-Dec-16	$53.11	$116.20	$110.37
31-Dec-17	$99.16	$149.02	$131.17
31-Dec-18	$168.29	$143.23	$122.00
31-Dec-19	$304.50	$193.11	$156.36

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

We derived the consolidated statements of operations data for the fiscal years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements, which are not included in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data	(Dollars in thousands except share and per share data)
Net sales	$245,862	$193,237	$152,359	$129,707	$113,505
Cost of goods sold	131,665	103,247	79,943	69,336	58,856
Gross profit	114,197	89,990	72,416	60,371	54,649
Selling, general and administrative expenses	114,450	94,876	75,167	62,586	58,297
Loss from operations	(253)	(4,886)	(2,751)	(2,215)	(3,648)
Other income (expenses), net	5	(102)	(525)	(182)	449
Interest expense	(991)	(296)	(910)	(698)	(455)
Loss before income taxes	(1,239)	(5,284)	(4,187)	(3,095)	(3,653)
Income tax expense	144	77	75	66	58
Net loss attributable to common stockholders	$(1,383)	$(5,361)	$(4,262)	$(3,161)	$(3,711)
Net loss per share
Basic	$(0.04)	$(0.15)	$(0.12)	$(0.09)	$(0.11)
Diluted	$(0.04)	$(0.15)	$(0.12)	$(0.09)	$(0.11)
Weighted Average shares of common stock outstanding
Basic	35,950,117	35,329,170	34,487,239	33,674,416	33,497,940
Diluted	35,950,117	35,329,170	34,487,239	33,674,416	33,497,940

	Year Ended December 31,
	2019	2018	2017	2016	2015
Other Financial Data	(Dollars in thousands)
Freshpet Fridge store locations at period end
Grocery and Online	11,315	10,129	9,056	7,953	6,887
Pet	4,837	4,164	4,630	4,530	4,294
Mass and Club	4,963	4,783	3,930	3,814	3,555
Natural	455	423	388	312	279
Total Freshpet Fridge store locations at period end	21,570	19,499	18,004	16,609	15,015
EBITDA (1)	$15,673	$9,080	$9,414	$7,490	$4,376
Adjusted EBITDA (1)	29,159	20,280	17,565	17,654	11,110
Adjusted EBITDA as a % of Net Sales	11.9%	10.5%	11.5%	13.6%	9.8%
Adjusted Gross Profit (1)	121,489	96,938	78,450	66,248	57,416
Adjusted Gross Profit as a % of Net Sales	49.4%	50.2%	51.5%	51.1%	50.6%
Adjusted SG&A Expenses (1)	92,473	76,698	60,797	48,651	46,347
Adjusted SG&A Expenses as a % of Net Sales	37.6%	39.7%	39.9%	37.5%	40.8%
Capital Expenditures
Freshpet Kitchens and other plant capital expenditures	48,550	5,175	3,287	20,817	24,071
Freshpet Fridge and other capital expenditures	22,083	11,099	9,716	9,135	8,082
Total cash outflows of capital expenditures	$70,633	$16,274	$13,003	$29,952	$32,153

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data	(Dollars in thousands)
Cash and cash equivalents	$9,472	$7,554	$2,184	$3,908	$8,029
Short-term investments	—	—	—	—	3,250
Working capital (2)	12,338	12,741	10,265	575	16,246
Total assets	236,126	139,965	133,900	126,451	113,098
Total debt	54,466	—	—	7,000	—
Total stockholders' equity (deficit)	$131,265	$121,474	$116,903	$107,783	$103,950

(1)

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

(2)	Represents current assets minus current liabilities.

ITEM 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in “Risk Factors.” The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included elsewhere in this report, as well as the information presented under “Selected Financial Data.” For more information regarding our consolidated results and liquidity and capital resources for the year ended December 31, 2018 as compared to the year ended December 31, 2017, refer to "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2018 Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Recent Developments

Freshpet Kitchens Expansion

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity. The Company converted three of its four manufacturing lines from five-day production to seven-day production in 2019, and converted the fourth line to seven-day production in January 2020. To date, the conversion to seven-day production has added more than 170 employees to the Freshpet team. Additionally, the Company is in the process of adding additional capacity by investing $105 million to build a 90,000 square-foot addition to our manufacturing location, “Freshpet kitchens 2.0”, as well as investing $15 million at a manufacturing facility titled “Kitchens South”. The $120 million strategic capital investment is expected to support Freshpet’s growth in the United States, Canada and Europe by creating total capacity for approximately $590 million in net sales from the facility. The facility Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. During the year ended December 31, 2019, we invested $45.1 million of capital for the Freshpet Kitchens 2.0 project and other expansion projects and have spent $47.1 million on the projects to date. We expect to make future capital expenditures of approximately $300 million in connection with the development of our Freshpet Kitchens 3.0. We expect to fund such capital expenditures with cash from operations, borrowings under credit facilities and possible debt and/or equity raises.

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 21,500 retail stores as of December 31, 2019. Our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, inbound freight and depreciation.

Our gross profit margins are impacted by the cost of ingredients, packaging materials, and labor and overhead. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Due to our Feed the Growth initiative, which has increased our investment level in media, our selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased in 2017, remained stable in 2018 and decreased in 2019. SG&A as a percentage of net sales was 49.3% in 2017, 49.1% in 2018 and 46.6% in 2019. We believe that as we continue to realize the benefits of our Feed the Growth initiative, SG&A expenses will continue to decrease as a percentage of net sales.

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

Share-based compensation. We account for all share-based compensation payments issued to employees, directors and non-employees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the grant date. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line basis.

Other general & administrative costs. Other general and administrative costs include plant salaried and non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $198.1 million as of December 31, 2019, of which, approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018 and 2019, of approximately $23.0 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2019, we had approximately $160.0 million of state NOLs, which expire between 2019 and 2038. At December 31, 2019, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Twelve Months Ended December 31,
	2019		2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$245,862	100%	$193,237	100%	$152,359	100%
Cost of goods sold	131,665	54	103,247	53	79,943	52
Gross profit	114,197	46	89,990	47	72,416	48
Selling, general and administrative expenses	114,450	47	94,876	49	75,167	49
Loss from operations	(253)	(0)	(4,886)	(3)	(2,751)	(2)
Other income/(expenses), net	5	0	(102)	(0)	(525)	(0)
Interest expense	(991)	(0)	(296)	(0)	(910)	0
Loss before income taxes	(1,239)	(1)	(5,284)	(3)	(4,187)	(3)
Income tax expense	144	0	77	0	75	0
Net loss	$(1,383)	(1)%	$(5,361)	(3)%	$(4,262)	(3)%

Twelve Months Ended December 31, 2019 Compared To Twelve Months Ended December 31, 2018

Net Sales

The following table sets forth net sales by class of retail:

	Twelve Months Ended December 31,
	2019			2018
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$206,550	84%	16,278	$158,506	82%	14,293
Pet Specialty and Natural (2)	39,312	16	5,292	34,731	18	5,206
Net Sales	$245,862	100%	21,570	$193,237	100%	19,499

(1)	Stores at December 31, 2019 and December 31, 2018 consisted of 11,315 and 10,129 grocery (including online) and 4,963 and 4,164 mass and club, respectively.
(2)	Stores at December 31, 2019 and December 31, 2018 consisted of 4,837 and 4,783 pet specialty and 455 and 423 natural, respectively.

Net sales increased $52.6 million, or 27.2%, to $245.9 million for the twelve months ended December 31, 2019 as compared to the same period in the prior year. The $52.6 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $48.0 million, and Pet Specialty and Natural of $4.6 million. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations, which grew by 10.6% from 19,499 as of December 31, 2018 to 21,570 as of December 31, 2019.

Gross Profit

Gross profit increased $24.2 million, or 26.9%, to $114.2 million for the twelve months ended December 31, 2019 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales offset by a slightly decreased gross margin.

Our gross profit margin of 46.4% for the twelve months ended December 31, 2019, was a decrease of 20 basis points compared to the same period in the prior year, due to scrapping and incremental processing costs of 130 basis points, commodity inflation and in-bound freight costs of 100 basis points, unabsorbed labor cost in advance of a new seven day operation of 40 basis points, partially offset by increases in sales price and shifting selling mix of 100 basis points, leverage of depreciation and option expense of 60 basis points, and increased production efficiencies of 90 basis points.

Adjusted Gross Profit was $121.5 million and $96.9 million in the years ended December 31, 2019 and 2018, respectively. Adjusted Gross Profit Margin as a percentage of net sales was 49.4% and 50.2% in the years ended December 31, 2019 and 2018, respectively. Adjusted Gross Profit excludes $6.4 million and $6.1 million of depreciation expense in 2019 and 2018, respectively, and $0.9 million in non-cash share-based compensation expense in both 2019 and 2018. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

SG&A expenses increased $19.6 million, or 20.6%, to $114.5 million for the twelve months ended December 31, 2019 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $8.0 million, increased variable cost due to volume of $4.1 million, which includes freight cost and brokerage, higher depreciation and share-based compensation expense of $2.5 million, increased variable incentive compensation of $0.5 million, secondary offering costs of $0.3 million, and higher incremental operating expenses of $4.7 million, offset by lower selling expense of $0.5 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs.

As a percentage of net sales, selling, general and administrative expenses decreased to 46.6% for the twelve months ended December 31, 2019 from 49.1% for the twelve months ended December 31, 2018.

Adjusted SG&A decreased as a percentage of net sales to 37.6% in the in the year ended December 31, 2019 as compared to 39.7% of net sales in the year ended December 31, 2018. The decrease of 210 basis points in adjusted SG&A is a result of 290 basis point gain in SG&A leverage, offset by a decrease of 90 basis points related to media ad spend increase. The media spend increase is due to the Company’s Feed the Growth Initiative. Since the start of the initiative the Company has gained 560 basis points of leverage on adjusted SG&A. Adjusted SG&A excludes $9.6 million and $8.0 million for depreciation and amortization expense in 2019 and 2018, respectively, $6.9 million and $5.9 million for non-cash items related to share-based compensation in 2019 and 2018, respectively, $4.6 million and $3.5 million for launch expense in 2019 and 2018, respectively, $0.3 million related to secondary offering expenses in both 2019 and 2018, and $0.6 million loss on disposal of assets in 2019, and $0.3 million of litigation expense in 2018. Adjusted SG&A is a Non-GAAP measure. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations decreased $4.6 million from a loss of $4.9 million for the twelve months ended December 31, 2018 to a loss of $0.3 million for the twelve months ended December 31, 2019 as a result of the factors discussed above.

Interest Expense

Interest expense was $1.0 million and $0.3 million for the twelve months ended December 31, 2019 and 2018, respectively, relating primarily to our Credit Facilities (as defined below). Interest expense in the twelve months ended December 31, 2019 included $0.1 million of accelerated amortization of debt issuance costs related to the amendment of our Credit Facilities (as defined below). See “—Liquidity and Capital Resources.”

Other Income/(Expenses), net

Other income/(expenses), net decreased $0.1 million from a loss of $0.1 million for the twelve months ended December 31, 2018 to income of less than $0.1 million for the twelve months ended December 31, 2019.

Net Loss

Net loss decreased $4.0 million, or 74.2%, to $1.4 million for the twelve months ended December 31, 2019 as compared to net loss of $5.4 million for the same period in the prior year. Net loss was 0.6% of net sales for the twelve months ended December 31, 2019 as compared to a net loss of 2.8% of net sales for the same period in the prior year.

Adjusted EBITDA

Adjusted EBITDA increased $8.9 million from $20.3 million for the twelve months ended December 31, 2018 to $29.2 million for the twelve months ended December 31, 2019. Adjusted EBITDA as a percentage of net sales increased 140 basis points from 10.5% for the twelve months ended December 31, 2018 to 11.9% for the twelve months ended December 31, 2019.  The increase is a result of leverage gain on Adjusted SG&A of 290 basis points, partially offset by a decrease in Adjusted Gross Margin of 80 basis points, and increased media spend as part of our Feed the Growth initiative of 90 basis points.

Selected Quarterly Financial Data

The following quarterly consolidated statement of operations data for the 12 fiscal quarters ended December 31, 2019 has been prepared on a basis consistent with our audited annual consolidated financial statements and includes, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial information contained herein. The following quarterly data should be read together with our consolidated financial statements included elsewhere in this report.

	2019
	Q1	Q2	Q3	Q4
	(Dollars in thousands)
Freshpet Fridge store locations	20,053	20,414	20,779	21,570
Net sales	$54,792	$60,052	$65,266	$65,752
Gross profit	25,915	27,326	30,706	30,250
Gross profit margin	47.3%	45.5%	47.0%	46.0%
Net income (loss)	$(3,422)	$(5,661)	$3,067	$4,633

	2018
	Q1	Q2	Q3	Q4
	(Dollars in thousands)
Freshpet Fridge store locations	18,277	18,662	19,107	19,499
Net sales	$43,170	$47,625	$50,799	$51,643
Gross profit	20,128	22,878	23,615	23,368
Gross profit margin	46.6%	48.0%	46.5%	45.2%
Net income (loss)	$(3,521)	$(3,501)	$(97)	$1,757

	2017
	Q1	Q2	Q3	Q4
	(Dollars in thousands)
Freshpet Fridge store locations	17,031	17,357	17,650	18,004
Net sales	$33,678	$38,728	$40,125	$39,829
Gross profit	15,803	18,170	19,503	18,940
Gross profit margin	46.9%	46.9%	48.6%	47.6%
Net income (loss)	$(2,880)	$(2,652)	$(246)	$1,517

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

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

•Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense, plant start-up expenses and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to secondary offerings, leadership transition expenses and litigation expense. EBITDA represents net income (loss) plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus gain (loss) on disposal of equipment, non-cash share-based compensation, warrant fair valuation, launch expenses, fees related to secondary offerings, leadership transition expenses and litigation expense.

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

•	changes in cash requirements for our working capital needs.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Net loss	$(1,383)	$(5,361)	$(4,262)	$(3,161)	$(3,711)
Depreciation and amortization	15,921	14,068	12,692	9,887	7,574
Interest expense	991	296	910	698	455
Income tax expense	144	77	75	66	58
EBITDA	$15,673	$9,080	$9,414	$7,490	$4,376
Loss on disposal of equipment	787	142	104	190	94
Non-cash share-based compensation	7,834	6,808	4,438	4,193	3,924
Launch expense (a)	4,563	3,540	3,066	2,813	2,626
Plant start-up expenses (b)	—	—	—	1,628	—
Warrant fair valuation (c)	—	—	335	49	(503)
Secondary offering expenses (d)	302	362	—	—	593
Leadership transition expenses (e)	—	—	63	1,291	—
Litigation expense (f)	—	348	145	—	—
Adjusted EBITDA	$29,159	$20,280	$17,565	$17,654	$11,110
Adjusted EBITDA as a % of Net Sales	11.9%	10.5%	11.5%	13.6%	9.8%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)

Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project in 2016 that included adding two additional product lines.

(c)	Represents the change of fair value for the outstanding common stock warrants. All outstanding warrants were converted to common stock in September 2017.
(d)	Represents fees associated with secondary public offerings of our common stock.
(e)	Represents charges associated with our former Chief Executive Officer’s separation agreement as well as changes in estimates associated with leadership transition costs.
(f)	Represents fees associated with two securities lawsuits.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Gross Profit	$114,197	$89,990	$72,416	$60,371	$54,649
Depreciation expense (a)	6,370	6,089	5,791	4,028	2,566
Plant start-up expense (b)	—	—	—	1,628	—
Non-cash share-based compensation (c)	922	859	243	221	201
Adjusted Gross Profit	$121,489	$96,938	$78,450	$66,248	$57,416
Adjusted Gross Profit as a % of Net Sales	49.4%	50.2%	51.5%	51.1%	50.6%

(a)   Represents depreciation and amortization expense included in cost of goods sold.

(b)

Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion project in 2016 that included adding two additional product lines.

(c)    Represents non-cash share-based compensation expense included in cost of goods sold.

The following table provides a reconciliation of Adjusted SG&A to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
SG&A expenses	$114,450	$94,876	$75,167	$62,586	$58,297
Depreciation and amortization expense (a)	9,551	7,977	6,901	5,859	5,008
Non-cash share-based compensation (b)	6,912	5,949	4,195	3,972	3,723
Launch expense (c)	4,563	3,540	3,066	2,813	2,626
Loss on disposal of equipment	649	—	—	—	—
Secondary offering expenses (d)	302	362	—	—	593
Leadership transition expenses (e)	—	—	63	1,291	—
Litigation expense (f)	—	348	145	—	—
Adjusted SG&A Expenses	$92,473	$76,698	$60,797	$48,651	$46,347
Adjusted SG&A Expenses as a % of Net Sales	37.6%	39.7%	39.9%	37.5%	40.8%

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

(d)	Represents fees associated with secondary public offerings of our common stock.
(e)	Represents charges associated with our former Chief Executive Officer’s separation agreement, as well as changes in estimates associated with leadership transition costs.
(f)	Represents fees associated with two securities lawsuits.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. We expect to make future capital expenditures of approximately $370.0 million in connection with the development of Freshpet Kitchens 2.0, Freshpet Kitchens South and Freshpet Kitchens 3.0. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our current available borrowing capacity, and access to the debt and equity markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs, in addition to our plant expansions, are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, planned borrowing capacity and our ability to access the capital markets, if appropriate, are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	For the Twelve Months Ended
	December 31,
	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	9,472	7,554
Accounts receivable, net of allowance for doubtful accounts	18,581	12,327
Inventories, net	12,542	9,317
Prepaid expenses	3,276	1,078
Other current assets	10,453	682
Accounts payable	(18,668)	(9,166)
Accrued expenses	(22,133)	(9,051)
Current operating lease liabilities	(1,185)	—
Total Working Capital	$12,338	$12,741

Working Capital consists of current assets net of current liabilities. Working capital decreased $0.4 million to $12.3 million at December 31, 2019 compared with $12.7 million at December 31, 2018. The decrease was primarily a result of an increase of cash, accounts receivable, and inventory offset by an increase in accounts payable, accrued expenses and current operating lease liabilities.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days.

For the year ended December 31, 2019 our capital resources consisted of primarily $9.5 million cash on hand and $33.0 million available under our credit facilities, net of $2.0 million reserved for two letters of credit. For the year ended December 31, 2018, our capital resources consisted primarily of $7.5 million cash on hand and $30.0 million available under our credit facilities. The Credit Facilities will mature in May 2024.

We borrowed $72.3 million under our credit facilities during 2019, of which $18.5 million was repaid prior to the end of the year. As of December 31, 2019, we had $54.5 million of debt outstanding (including $0.7 million of debt issuance costs) under our credit facilities. There was no debt outstanding under the credit facilities as of December 31, 2018.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities and our ending balance of cash.

	December 31,	December 31,	December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash at the beginning of period	$7,554	$2,184	$3,908
Net cash provided by operating activities	16,317	18,575	10,270
Net cash used in investing activities	(70,633)	(16,274)	(13,004)
Net cash provided by financing activities	56,234	3,069	1,010
Cash at the end of period	$9,472	$7,554	$2,184

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for gain/loss on receivables, loss on disposal of assets, depreciation and amortization, share-based compensation, deferred financing costs and loan discounts and the fair valuation of warrants).

2019

Net cash provided by operating activities of $16.3 million in 2019 was primarily attributable to:

•

$23.5 million of net income adjusted for reconciling non-cash items, which excludes $24.9 million of non-cash items primarily related to $15.9 million in depreciation and amortization, $7.8 million in share-based compensation and $0.8 million in loss on disposal of assets.

This was partially offset by:

•

$7.2 million decrease in working capital due to a decrease in accounts receivable, inventory and prepaid expenses and other current assets, and an increase in accrued expenses and accounts payable. This activity reflects the timing of expenditures and the related payments of cash, and timing of production versus sales.

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

Net Cash Used in Investing Activities

2019

Net cash used in investing activities of $70.6 million in 2019 relates primarily to:

•

$48.5 million capital expenditures related to the Freshpet Kitchens, which includes $36.8 million related to the expansion project Kitchens 2.0, $7.5 million related to other expansion projects and $4.7 million related to non-expansion capital expenditures.

•	$20.8 million capital expenditures related to investments in fridges.
•	$1.3 million related to other capital spend that includes office equipment, computers and miscellaneous office expenses.

2018

Net cash used in investing activities of $16.3 million in 2018 relates primarily to:

•	$5.2 million capital expenditures related to the Freshpet Kitchens.
•	$11.1 million capital expenditures related to investments in fridges as well as other miscellaneous capital spend.

Net Cash Provided by Financing Activities

2019

Net cash provided by financing activities was $56.2 million in 2019 mainly attributable to:

•	$72.3 million of proceeds from borrowing under our Credit Facilities.
•	$4.4 million of proceeds from the exercise of stock options.

This was partially offset by:

•	$18.5 million repayment of borrowing under our Credit Facilities.
•	$1.3 million of purchase of stock for tax withholding.
•	$0.7 million in financing fees in connection with borrowing

2018

Net cash provided by financing activities was $3.1 million in 2018 mainly attributable to:

•	$6.0 million of proceeds from borrowing under our Credit Facilities.
•	$3.3 million of proceeds from the exercise of stock options.

This was partially offset by:

•	$6.0 million repayment of borrowing under our Credit Facilities.
•	$0.2 million of purchase of stock for tax withholding.

Indebtedness

See Note 7 to our Consolidated Financial Statements for a discussion of our debt obligations.

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
	(Dollars in thousands)
Long term debt	$55,067	$—	$11,800	$43,267	$—
Interest on long term debt	8,404	2,168	4,010	2,226	—
Operating lease obligations	11,355	1,724	3,532	3,313	2,786
Manufacturing processing obligations	1,717	387	878	452	—
Utility servicing obligations	7,127	417	872	925	4,913
Total	$83,670	$4,696	$21,092	$50,183	$7,699

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

The following critical accounting policies reflect significant judgments and estimates used in preparation of our consolidated financial statements:

Revenue Recognition and Incentives — Revenue is reported net of applicable trade incentives and allowances.  Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis. The Company applies judgment in the determination of the amount of consideration the Company receives from its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue the Company recognizes varies with changes in trade incentives the Company offers to its customers and their consumers. Trade incentives consist primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

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

We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The performance-based awards with financial criteria either have a Net Sales or Adjusted EBITDA target within FY 2020 or FY 2022. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the probability assessment is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. During the year ended December 31, 2019, we borrowed $72.3 million under our credit facilities, of which $18.5 million was repaid as of December 31, 2019. A change in interest rates of 100 basis points would cause a $0.1 million increase or decrease in annual interest expense for every $10.0 million in borrowings.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the probability of achieving the vesting performance criteria of share-based awards

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company recognizes share-based compensation based on the value of the number of share-based payment awards that are ultimately expected to vest during the period.  Share-based awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The performance-based awards with financial criteria either have 1) an annual or cumulative revenue or 2) an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) target within fiscal years 2020, 2021 or 2022. At each reporting period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. When achievement of the vesting criteria is considered probable, compensation cost is recognized As of December 31, 2019, there were 35,000 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $0.2 million.

We identified the assessment of the probability of achieving the vesting performance criteria of share-based awards as a critical audit matter.  Evaluating the assumptions relating to the Company’s determination, at each reporting date, of the probability that the performance criteria will be achieved for the share-based awards involved subjective auditor judgment. The significant assumptions included forecasted revenue and EBITDA, which were impacted by the timing of the Company’s future growth plans including facility expansion.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s share-based compensation process, including a control related to the Company’s assessment of events and assumptions that are used in the determination that a performance criteria is probable of achievement. We compared the Company’s historical revenue and EBITDA forecasts to actual results to assess the Company’s ability to accurately forecast revenue and EBITDA. We compared forecasted revenue and EBITDA and expansion plan assumptions to those in communications to the Board of Directors, press releases and analyst reports.  We evaluated the timing of the Company’s expansion plans by comparing the progress of the Company’s plans to the construction milestones achieved.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Short Hills, New Jersey
February 25, 2020

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,471,676	$7,554,388
Accounts receivable, net of allowance for doubtful accounts	18,580,840	12,326,703
Inventories, net	12,542,269	9,317,232
Prepaid expenses	3,275,992	1,078,232
Other current assets(1)	10,452,990	681,550
Total Current Assets	54,323,767	30,958,105
Property, plant and equipment, net	165,287,597	102,094,248
Deposits on equipment	3,600,931	4,730,176
Operating lease right of use assets	9,154,234	—
Other assets	3,759,058	2,182,329
Total Assets	$236,125,587	$139,964,858
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,667,729	$9,166,412
Accrued expenses(1)	22,132,928	9,050,551
Current operating lease liabilities	1,185,058	—
Total Current Liabilities	$41,985,715	$18,216,963
Long term debt	54,466,099	—
Long term operating lease liabilities	8,409,252	—
Other liabilities	—	273,420
Total Liabilities	$104,861,066	$18,490,383
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 36,162,433 issued and 36,148,264 outstanding on December 31, 2019, and 35,556,595 issued and 35,542,426 outstanding on December 31, 2018	36,162	35,556
Additional paid-in capital	334,299,172	323,079,437
Accumulated deficit	(202,735,417)	(201,352,682)
Accumulated other comprehensive loss	(79,170)	(31,610)
Treasury stock, at cost — 14,169 shares on December 31, 2019 and on December 31, 2018	(256,226)	(256,226)
Total Stockholders' Equity	131,264,521	121,474,475
Total Liabilities and Stockholders' Equity	$236,125,587	$139,964,858

See accompanying notes to the consolidated financial statements.

(1)	See Note 8 for additional information.
(1)

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31,
	2019	2018	2017

NET SALES	$245,862,054	$193,237,462	$152,359,487
COST OF GOODS SOLD	131,664,713	103,247,223	79,943,569
GROSS PROFIT	114,197,341	89,990,239	72,415,918
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	114,450,263	94,875,776	75,167,168
LOSS FROM OPERATIONS	(252,922)	(4,885,537)	(2,751,250)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	5,079	(102,337)	(525,404)
Interest Expense	(990,741)	(296,234)	(910,492)
	(985,662)	(398,571)	(1,435,896)
LOSS BEFORE INCOME TAXES	(1,238,584)	(5,284,108)	(4,187,146)
INCOME TAX EXPENSE	144,151	77,096	75,195
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,382,735)	$(5,361,204)	$(4,262,341)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$(47,560)	$(107,739)	$76,129
TOTAL OTHER COMPREHENSIVE (LOSS)	(47,560)	(107,739)	76,129
TOTAL COMPREHENSIVE LOSS	$(1,430,295)	$(5,468,943)	$(4,186,212)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.04)	$(0.15)	$(0.12)
-DILUTED	$(0.04)	$(0.15)	$(0.12)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	35,950,117	35,329,170	34,487,239
-DILUTED	35,950,117	35,329,170	34,487,239

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, DECEMBER 31, 2016	33,961,650	$33,961	$299,477,706	$(191,729,136)	$—	—	$—	$107,782,531
Exercise of options to purchase common stock	1,073,788	1,074	8,279,387	—	—	—	—	8,280,461
Issuance of restricted stock units	59,183	59	(59)	—	—	—	—	—
Conversion of warrants to common stock	37,927	38	587,981	—	—	—	—	588,019
Share-based compensation expense	—	—	4,438,181	—	—	—	—	4,438,181
Foreign Currency Translation	—	—	—	—	76,129			76,129
Net loss	—	—	—	(4,262,341)	—	—	—	(4,262,341)
BALANCES, December 31, 2017	35,132,548	35,132	312,783,195	(195,991,477)	76,129	—	—	$116,902,978
Exercise of options to purchase common stock	349,464	349	3,324,847	—	—	—	—	3,325,196
Issuance of restricted stock units	74,583	75	(75)	—	—	—	(256,226)	(256,226)
Share-based compensation expense	—	—	6,971,470	—	—	—	—	6,971,470
Foreign Currency Translation	—	—	—	—	(107,739)	—	—	(107,739)
Net loss	—	—	—	(5,361,204)	—	—	—	(5,361,204)
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475
Exercise of options to purchase common stock	513,540	514	4,459,931	—	—	—	—	4,460,445
Issuance of restricted stock units	92,298	92	(1,294,750)	—	—	—	—	(1,294,658)
Share-based compensation expense	—	—	8,054,554	—	—	—	—	8,054,554
Foreign Currency Translation	—	—	—	—	(47,560)	—	—	(47,560)
Net loss	—	—	—	(1,382,735)	—	—	—	(1,382,735)
BALANCES, December 31, 2019	36,162,433	$36,162	$334,299,172	$(202,735,417)	$(79,170)	14,169	$(256,226)	$131,264,521

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,382,735)	$(5,361,204)	$(4,262,341)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	15,011	(15,222)	17,348
Loss on disposal of equipment	787,028	142,159	103,716
Share-based compensation	7,833,707	6,807,620	4,438,181
Inventory obsolescence	112,897	99,295	291,898
Depreciation and amortization	15,921,695	14,068,037	12,692,355
Amortization of deferred financing costs and loan discount	210,865	115,103	426,534
Changes in operating assets and liabilities:
Accounts receivable	(8,019,049)	410,040	(3,852,079)
Inventories	(3,337,934)	701,867	(5,007,557)
Prepaid expenses and other current assets	(11,969,200)	174,012	(797,427)
Operating lease right of use	431,841	—	—
Other assets	117,788	(261,533)	(90,135)
Accounts payable	2,777,443	195,237	2,682,094
Accrued expenses	13,082,377	1,531,203	2,988,209
Other lease liabilities	(265,185)	(31,419)	304,839
Net cash flows provided by operating activities	16,316,549	18,575,195	10,270,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(70,632,830)	(16,274,036)	(13,003,756)
Net cash flows used in investing activities	(70,632,830)	(16,274,036)	(13,003,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	—	(270,885)
Proceeds from exercise of options to purchase common stock	4,460,445	3,325,196	8,280,460
Tax withholdings related to net shares settlements of restricted stock units	(1,294,658)	(256,226)	—
Proceeds from borrowings under Credit Facilities	72,291,099	6,000,000	7,500,000
Repayment of borrowings under Credit Facilities	(18,500,000)	(6,000,000)	(14,500,000)
Financing fees paid in connection with borrowings	(723,317)	—	—
Net cash flows provided by financing activities	56,233,569	3,068,970	1,009,575
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,917,288	5,370,129	(1,723,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,554,388	2,184,259	3,908,177
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,471,676	$7,554,388	$2,184,259
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$8,642	69,273	58,885
Interest paid	$521,688	$184,419	$519,280
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$7,574,515	$850,641	$1,006,178
Non-cash acquisitions of property, plant and equipment	$1,749,901	$—	$—
Conversion of warrants to common stock	$—	$—	$588,019

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

Estimates and Uncertainties – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining, among other items, trade incentives, share-based compensation and useful lives for long-lived assets. Actual results, as determined at a later date, could differ from those estimates.

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

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2019, and 2018, the Company determined that a valuation allowance of 100% is appropriate.

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

Revenue Recognition and Incentives – Revenues primarily consist of the sale of pet food products that are sold to retailers through broker and distributor arrangements. These revenue contracts generally have single performance obligations. Revenue, which includes shipping and handling charges billed to the customer, is reported net of applicable trade incentives and allowances. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.

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

There were no contract assets as of December 31, 2019 and 2018.

Information about the Company’s net sales by class of retailer is as follows:

	Twelve Months Ended
	December 31,
	2019	2018	2017
Grocery (including Online), Mass and Club	$206,550,436	$158,506,192	$123,412,005
Pet Specialty and Natural	39,311,618	$34,731,270	28,947,482
Net Sales	$245,862,054	$193,237,462	$152,359,487

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $34,260,620, $29,436,157, and $22,127,170, in 2019, 2018, and 2017, respectively. As of December 31, 2019, and 2018 we had $594,000 and $255,749, respectively, of production cost in prepaid expense, representing advertising that had yet to take place.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $19,820,836, $15,886,195, and $12,892,928 for the years ended December 31, 2019, 2018, and 2017, respectively.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research & Development – Research and development costs consist of expenses to develop and test new products.  The costs are expensed as incurred. Research and development costs totaled $1,157,058, $486,797 and $284,574 for the years ended December 31, 2019, 2018 and 2017, respectively.

Share-based Compensation – The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Share awards are amortized under the straight-line method over the requisite service period of the entire award. The Company accounts for forfeitures as they occur.

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

As of December 31, 2019, the Company only maintained Level 1 assets and liabilities.

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

The reported results as of December 31, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adopting this standard relates to the recognition of our operating leases on our Consolidated Balance Sheets and providing additional disclosures about our leasing activities.

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

Standards Effective in Future Years

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). In 2016, the FASB issued guidance that changes the impairment model used to measure credit losses for most financial assets. For our trade, certain other receivables and certain other financial instruments, we will be required to use a new forward-looking expected credit loss model that will replace the existing incurred credit loss model, which would generally result in earlier recognition of allowances for credit losses. We will adopt the guidance when it becomes effective in the first quarter of 2020. We are currently evaluating the impact of this guidance and do not expect it will have a material impact on our financial statements or disclosures.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Inventories:

Inventories are summarized as follows:

	December 31,
	2019	2018
Raw Materials and Work in Process	$4,453,498	$2,784,233
Packaging Components Material	1,419,155	1,138,091
Finished Goods	6,842,359	5,442,338
	12,715,012	9,364,662
Reserve for Obsolete Inventory	(172,743)	(47,430)
	$12,542,269	$9,317,232

Note 4 – Property, Plant and Equipment:

	December 31,
	2019	2018
Refrigeration Equipment	$97,568,137	$79,567,389
Machinery and Equipment	54,274,118	51,800,479
Building, Land, and Improvements	25,621,495	25,606,013
Furniture and Office Equipment	4,931,703	4,884,945
Leasehold Improvements	395,241	393,770
Automotive Equipment	309,137	319,496
Construction in Progress	58,587,375	4,769,268
	241,687,206	167,341,360
Less: Accumulated Depreciation	(76,399,609)	(65,247,112)
	$165,287,597	$102,094,248

Depreciation and amortization expense related to property, plant and equipment totaled approximately $15,599,515, $13,781,310 and $12,441,468 for the years ended December 31, 2019, 2018 and 2017, respectively; of which $6,370,068, $6,088,788 and $5,791,459 was recorded in cost of goods sold for 2019, 2018 and 2017, respectively; with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

Note 5 – Income Taxes:

A summary of income taxes as follows:

	December 31,
	2019	2018	2017
Current:
Federal	$—	—	—
State	144,151	77,096	75,195
International	—	—	—
	$144,151	$77,096	$75,195

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	21.00%	21.00%	34.00%
State taxes, net of federal	36.60%	(1.23)	(0.34)
Permanent items	312.20%	(2.37)	(5.94)
Other	5.60%	(0.14)	(0.17)
State rate change	(24.30)%	15.80	—
Valuation allowance	(362.70)%	(34.54)	29.38
Effective tax rate	(11.60)%	(1.48)%	(1.83)%

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2019 and 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2019	2018
Net operating loss	49,626,069	45,831,214
Stock option expense	5,063,220	1,155,279
Property and equipment	(10,371,561)	(9,688,332)
Other	965,552	551,733
Less: Valuation allowance	(45,283,280)	(37,849,894)
Net deferred tax	—	—

At December 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards of $198,135,355, of which $174,951,283, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018 and 2019 of $23,184,072 will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited. At December 31, 2019, the Company had $159,651,293 of State NOLs which expire between 2019 and 2039, and had $6,016,186 of foreign NOLs which do not expire.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2018, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2019.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets and liabilities are summarized as follows:

	December 31,
	2019	2018
Total deferred tax assets	$57,776,905	$47,538,226
Total deferred tax liabilities	(12,493,625)	(9,688,332)
Valuation allowance	(45,283,280)	(37,849,894)
Net deferred income tax assets	$—	$—

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

Note 6 – Accrued Expenses:

	December 31,
	2019	2018
Legal Contingency (1)	10,100,000	—
Accrued Compensation and Employee Related Costs	6,390,692	5,276,552
Accrued Chiller Cost	1,576,214	1,401,762
Accrued Customer Consideration	635,399	650,567
Accrued Freight	702,673	405,733
Accrued Production Expenses	413,550	287,913
Accrued Marketing	1,187,885	551,681
Other Accrued Expenses	1,126,515	476,343
	$22,132,928	$9,050,551

(1)	See Note 8 for additional information.

Note 7 – Debt:

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net borrowings under our credit facilities totaled $54.5 million at December 31, 2019, of which $40.5 million net of unamortized debt issuance cost of $0.6 million, related to the Draw Term Loans and $14.0 million related to the Revolving Loan Facility. There was no debt outstanding as of December 31, 2018.

Interest expense and fees totaled $1.0 million, $0.2 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. There was $0.3 million accrued interest on the credit facilities as of December 31, 2019 and less than $0.1 million of accrued interest on the credit facilities as of December 31, 2018 and 2017.

The Company incurred amortization of debt issuance cost of $0.3 million for the years ended December 31, 2019 and 2018. Amortization of debt issuance cost is recorded as interest expense. In addition, the Company incurred $1.4 million of debt issuance cost upon execution of the New Credit Facility.  As of December 31, 2019, $0.7 million is presented within other assets and $0.7 million is presented net of the Draw Term Loan.

Note 8 – Commitments and Contingencies:

Commitments – The Company’s obligations include leases for office space under non-cancelable operating leases, manufacturing processing and utility servicing that expire at various dates through January 1, 2033.

Leases:

We have various noncancellable lease agreements for office and warehouse space, as well as office equipment, with original remaining lease terms of two years to nine years, some of which include an option to extend the lease term for up to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	6.22
Weighted-average discount rate	6.14%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of adoption to determine the present value of lease payments.

Costs related to lease obligations for the years ended December 31, 2019, 2018 and 2017 were as follows:

For the Twelve Months Ended
December 31,
2019
Operating lease cost	$1,605,524

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,424,637
Right-of-use assets obtained in exchange for lease obligations	723,886

As of December 31, 2019, future minimum payments due under lease obligations for five years were as follows:

December 31, 2019

2020	1,723,951
2021	1,768,626
2022	1,763,787
2023	1,802,007
2024 and beyond	4,297,218
Total lease payments	11,355,589
Less: Imputed interest	(1,761,279)
Present value of lease liabilities	$9,594,310

Rent expense for operating leases, in accordance with the leasing standard was $732,045 in 2018 and $480,349 in 2017

Future minimum lease payments due under lease obligations as of December 31, 2018, in accordance with the superseded leasing standard, are as follows:

December 31,
2018

2019	1,475,761
2020	1,626,179
2021	1,671,003
2022	1,664,510
2023	1,700,539
2024 and thereafter	4,246,015
$12,384,007

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, future minimum payments due under manufacturing and service obligations for five years were as follows:

Manufacturing and Servicing Obligations	December 31,
2019

2020	804,347
2021	864,099
2022	885,678
2023	907,817
2024	469,506
2025 and thereafter	4,912,854
$8,844,301

Manufacturing and servicing obligations in manufacturing process obligations and utility servicing obligations.

Certain of the Company’s executives are covered by employment contracts requiring the Company to pay severance in the event of certain terminations.

Legal Obligations:

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs have sought to recover damages for investors under the federal securities laws. The parties filed briefing on class certification and engaged in fact and expert discovery.  The parties then entered into mediation and settlement discussions, after which the parties entered into stipulation of settlement to amicably resolve the dispute.  All parties to the agreement believed that it was in their respective best interests to settle the dispute in order to avoid the risk, uncertainty, and costs associated with litigation.  Under the settlement, Freshpet and its related defendants agreed to settle the litigation for $10.1 million, subject to the approval of the District Court. As of December 31, 2019, the Company accrued for an estimated probable loss of $10.1 million, which represents the proposed settlement and accrued legal fees.  The Company believes that insurance recovery for the matter is probable and recorded a gain contingency of $10.1 million within other current assets. A securities lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors under the federal securities laws. On April 3, 2019, the Court granted a stay of the Meldon case pending (i) the close of expert discovery in the Curran action or (ii) the dismissal with prejudice of the Curran action.  The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of litigation, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter. In addition, we are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims or proceedings, most of which are covered by insurance, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10 – Equity Incentive Plans and Equity:

Total compensation cost for share-based payments recognized for the years ended December 31, 2019, 2018, and 2017 was approximately $7,833,707, $6,807,620, and $4,438,181, respectively. Cost of goods sold for the years ended December 31, 2019, 2018, and 2017 included share-based compensation of approximately $922,036, $859,133, and $243,063, respectively. Selling, general, and administrative expense for the year ended December 31, 2019, 2018, and 2017 included share-based compensation of approximately $6,911,671, $5,948,487, and $4,195,118, respectively. Capital expenditures recorded for the Freshpet Kitchens expansion project included share-based compensation of approximately $220,847 and $163,850 during the years ended December 31, 2019 and 2018, respectively.

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

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other share-based and cash-based awards. As of December 31, 2019, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

At December 31, 2019, there were 1,462,153 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2019 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,793,981	$9.84
Granted	46,036	45.95
Exercised	(478,086)	8.60
Forfeited	(1,192)	9.64
Expired	(749)	12.98
Outstanding at December 31, 2019	1,359,990	$11.50	5.8	$65,107,025
Exercisable at December 31, 2019	1,012,194	$9.84	5.2	$50,240,528

All of the options exercisable at December 31, 2019 were in-the-money, which account for the entire aggregate intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 were $18,367,756, $7,315,845, and $8,081,050, respectively.

A summary of the nonvested service period stock options as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2018	683,043	$5.69
Granted	46,036	22.66
Vested	(379,342)	5.54
Forfeited	(1,192)	4.89
Expired	(749)	6.11
Nonvested as of December 31, 2019	347,796	$8.11

As of December 31, 2019, there was $1,817,408 of total unrecognized compensation costs related to non-vested service period options, of which $1,207,808 will be incurred in 2020, $397,183 will be incurred in 2021, and the remaining $212,417 will be incurred in 2022.

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual or cumulative revenue or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2019 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,275,746	$13.62
Granted	171,803	49.37
Exercised	(35,477)	9.98
Forfeited	(39,253)	9.05
Outstanding at December 31, 2019	1,372,819	$18.31	8.0	$55,977,436
Exercisable at December 31, 2019	34,488	$14.14	7.2	$1,550,157

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the nonvested performance-based options as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2018	1,223,210	$8.75
Granted	171,803	24.67
Vested	(17,399)	10.43
Forfeited	(39,253)	4.34
Nonvested as of December 31, 2019	1,338,361	$10.89

As of December 31, 2019, unrecognized compensation costs related to the 1,303,367 performance-based awards for which the achievement of the vesting criteria is considered probable as of December 31, 2019 have performance target dates ranging from December 31, 2020 through December 31, 2022. The total unrecognized compensation costs for these performance-based awards was $6,973,926 as of December 31, 2019, of which $3,576,666 will be incurred in 2020, and the remaining $2,152,473 will be incurred in 2021.

As of December 31, 2019, there were 35,000 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $0.2 million.

Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2019.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2018	271,979	$19.07
Granted	95,187	43.29
Issued Upon Vesting	(124,401)	18.07
Forfeited	(2,356)	31.22
Expired	(180)	16.45
Outstanding at December 31, 2019	240,229	$29.07

As of December 31, 2019, there was approximately $4,364,767 of total unrecognized compensation costs related to restricted stock units, of which $2,499,726 will be incurred in 2020, $1,506,165 will be incurred in 2021, and $358,876 will be incurred in 2022.

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during the years ended December 31, 2019, 2018, and 2017 were $24.24, $14.27 and $6.06 per share, respectively.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Dividend Yield—The Company has not historically declared dividends, and no future dividends are expected to be available to benefit option holders. Accordingly, the Company used an expected dividend yield of zero in the valuation model.

	Year Ended December 31,
	2019	2018	2017
Weighted average exercise price of options granted	$48.64	$27.60	$12.12
Expected volatility	47.6% - 48.5%	48.9% - 50.0%	45.6% - 50.1%
Average expected terms in years	6 - 6.6	6 - 6.6	6.5 - 6.6
Risk-free interest rate	2.27%	2.62% - 2.96%	1.92% - 1.93%
Expected dividend yield	0.0%	0.0%	0.0%

Note 11 – Net Loss Attributable to Common Stockholders:

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common share outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2019, 2018 and 2017.

In the years ended December 31, 2019, 2018, and 2017, there were no reconciling items between Net Loss/Income and Net Loss attributable to common stockholders.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended
	December 31,
	2019	2018	2017
Service Period Stock Options	1,500,156	2,018,050	2,559,532
Restricted Stock Units	235,847	213,591	148,150
Performance Stock Options	34,482	52,536	39,253
Total	1,770,485	2,284,177	2,746,935

Note 12 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $1,062,117 in 2019, $788,199 in 2018, and $594,627 in 2017.

Note 13 – Related Party Transactions:

In September 2018, one of the Company’s raw material vendors was purchased by a significant stockholder of the Company. The purchase of the vendor by the stockholder, had no impact on the cadence or amount of the raw materials that the Company purchased from the vendor. As of June 10, 2019, the significant stockholder sold 3,294,653 shares in the Company and is no longer considered a related party. Subsequent to the acquisition of the vendor by the stockholder, the Company had purchased approximately $1,505,960 and $650,000 of raw materials from the vendor in 2019 and 2018, respectively.

During 2017, $9,069,618 of payments were made to a privately held entity, who was a stockholder of the Company at the time, for the purchase of raw materials.

The Company believes that all payments made to both vendors were at market value and thus at arms-length.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—In 2019, 2018, and 2017, net sales to one of our distributors which sells directly to three of our customers, accounted for 17%, 16%, and 18% of our net sales, respectively. In both 2019 and 2018 one customer accounted for more than 10% of our net sales, while in 2017, no customers accounted for 10% of our net sales. As of December 31, 2019, one distributor and two customers accounted for 19%, 19% and 14% respectively, of our accounts receivable. As of December 31, 2018, one distributer and two customers accounted for 11%, 22% and 13%, respectively, of our account receivable.

Major Suppliers—The Company purchased approximately 27% of its raw materials from one vendor during 2019, approximately 17% of its raw materials from one vendor during 2018, and approximately 24% of its raw materials from one vendor during 2017.

The Company purchased approximately 80% of its packaging material from three vendors during 2019, 81% of its packaging material from three vendors during 2018, and approximately 91% of its packaging material from three vendors during 2017.

Note 15 – Unaudited Quarterly Results:

Unaudited quarterly results for the years ended December 31, 2019, 2018, and 2017 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Net sales	54,792,202	60,052,179	65,265,901	65,751,772
Income/(loss) from operations	(3,317,269)	(5,345,703)	3,534,502	4,875,547
Net Income/(loss)	(3,421,999)	(5,661,349)	3,067,164	4,633,451
Net Income/(loss) attributable to common stockholders	(3,421,999)	(5,661,349)	3,067,164	4,633,451
Basic earnings/(loss) per common share	(0.10)	(0.16)	0.09	0.13
Diluted earnings/(loss) per common share	(0.10)	(0.16)	0.08	0.12
2018:
Net sales	43,169,601	47,624,956	50,799,601	51,643,303
Income/(loss) from operations	(3,409,926)	(3,409,631)	43,639	1,890,379
Net Income/(loss)	(3,520,937)	(3,500,519)	(97,165)	1,757,418
Net Income/(loss) attributable to common stockholders	(3,520,937)	(3,500,519)	(97,165)	1,757,418
Basic earnings/(loss) per common share	(0.10)	(0.10)	(0.00)	0.05
Diluted earnings/(loss) per common share	(0.10)	(0.10)	(0.00)	0.05
2017:
Net sales	33,677,571	38,728,364	40,125,006	39,828,546
Income/(loss) from operations	(2,740,471)	(1,827,121)	199,024	1,617,318
Net Income/(loss)	(2,879,525)	(2,652,162)	(245,548)	1,514,895
Net Income/(loss) attributable to common stockholders	(2,879,525)	(2,652,162)	(245,548)	1,514,895
Basic earnings/(loss) per common share	(0.09)	(0.08)	(0.01)	0.04
Diluted earnings/(loss) per common share	(0.09)	(0.08)	(0.01)	0.04

Note 16 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

With the Company’s continuing expansion of its manufacturing capacity, the Company’s borrowings under the new credit facilities increased by an additional $13.9 million as of February 24, 2020.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein under "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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
10.16

Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

10.17

Employment Agreement, dated as of October 31, 2014, by and between Freshpet, Inc. and Richard Kassar (incorporated by reference to Exhibit 10.17 to the Company’s 10-K, Amendment No. 1, filed on April 30, 2019)

10.18

Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise (incorporated by reference to Exhibit 10.18 to the Company’s 10-K, Amendment No. 1, filed on April 30, 2019)

21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Kassar Richard Kassar	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Charles A. Norris Charles A. Norris	Director

/s/ J. David Basto J. David Basto	Director

/s/ Daryl G. Brewster Daryl G. Brewster	Director

/s/ Lawrence S. Coben Lawrence S. Coben	Director

/s/ Walter N. George III Walter N. George III	Director

/s/ Robert C. King Robert C. King	Director

/s/ Craig D. Steeneck Craig D. Steeneck	Director

/s/ Leta D. Priest Leta D. Priest	Director

/s/ Jacki S. Kelley Jacki S. Kelley	Director
/s/ Olu Beck Olu Beck	Director