Form 10-K/A
period 2019-12-31
Freshpet, Inc.
filed 2020-04-29
CIK 1611647

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was approximately $1.6 billion.

The number of shares of Registrant’s Common Stock outstanding as of April 20, 2020 was 40,249,807.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020 (the “2019 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2019 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2019 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2019 10-K and the exhibit index set forth in Part IV of the 2019 10-K and includes certain exhibits as noted thereon. The cover page of the 2019 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2019 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2019 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2019 10-K. Accordingly, this Amendment should be read in conjunction with our 2019 10-K and with our filings with the SEC subsequent to the filing of our 2019 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2019 10-K.

Table of Contents

Freshpet, Inc.

Amendment No. 1 on Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 30, 2020), position and a description of the business experience of each of our executive officers and directors:

Name	Age	Position(s)
Charles A. Norris	74	Chairman of the Board and Director
William B. Cyr	57	Director and Chief Executive Officer
J. David Basto	47	Director
Daryl G. Brewster	63	Director
Lawrence S. Coben	61	Director
Walter N. George III	63	Director
Robert C. King	61	Director
Craig D. Steeneck	62	Director
Leta D. Priest	60	Director
Jacki S. Kelley	53	Director
Olu Beck	53	Director
Scott Morris	51	President and Chief Operating Officer
Richard Kassar	73	Chief Financial Officer
Stephen Weise	60	Executive Vice President of Manufacturing and Supply Chain
Stephen Macchiaverna	62	Senior Vice President, Controller and Secretary
Cathal Walsh	48	Senior Vice President, Managing Director of Europe
Heather Pomerantz	46	Executive Vice President of Finance

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors and Chairman of the Board since October 2006. Mr. Norris served as a member of the board of directors of Primo Water Corporation from 2016 to April 2020 and previously served as the Chairman of Glacier Water Services Inc. from 2001 to 2016. Mr. Norris was previously a member of the board of directors of Advanced Engineering Management and MP Holdco LLC, and was Chairman of the Board of Day Runner from September 2001 to November 2003, when it was sold. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained with Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestle in both Switzerland and the United States. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

Director and Chief Executive Officer—William B. Cyr has been a member of our Board of Directors and our Chief Executive Officer since September 2016. Before assuming his role at Freshpet, Mr. Cyr, served as President and Chief Executive Officer of Sunny Delight Beverages Co. (“SDBC”) from August 2004 to February 2016. Prior to joining SDBC, Mr. Cyr spent 19 years at Procter & Gamble, where he ultimately served as the Vice President and General Manager of the North American Juice Business and Global Nutritional Beverages.  Mr. Cyr serves as a Board and Executive Committee Member of the Consumer Brands Association, a position he has held since 2002. Additionally, during his time as President and Chief Executive Officer of SDBC, Mr. Cyr was a member of the Board of Directors of American Beverage Association from 2007 until 2016 and on the Executive Committee from 2012 to 2016. Mr. Cyr holds an A.B. from Princeton University. Mr. Cyr provides the Board of Directors with knowledge of the daily affairs of the Company, expertise in the consumer products industry and extensive experience in corporate leadership.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Managing Director of The Carlyle Group, which he joined in 2015.  Prior to joining The Carlyle Group, Mr. Basto was Founding Partner of Broad Sky Partners, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean Partners from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean Partner’s consumer sector investing team. Prior to MidOcean Partners, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto currently serves on the board of directors of the parent entities of Weiman Products, Apex Parks Group and Arctic Glacier, Inc. Mr. Basto provides the Board of Directors with expertise in analyzing financial issues and insights into the consumer sector.

Director—Olu Beck has been a member of our Board of Directors since October 2019. Ms. Beck has over 25 years of executive and senior leadership experience in the consumer packaged goods industry. Ms. Beck currently serves as an Advisory Board Member for CH Briggs, one of the largest distributors of specialty building materials on the East Coast and, since July 2018, as a consultant to middle-market private equity firms specializing in consumer-packaged goods companies. Prior to her work as a consultant, Ms. Beck served as Chief Executive Officer and a member of the Board of Directors of Wholesome Sweeteners, Inc., a maker of consumer-packaged organic condiments and snacks, from January 2016 to June 2018. Prior to joining Wholesome Sweeteners, Inc., Ms. Beck served as a consultant to middle-market private equity firms specializing in consumer-packaged goods companies from January 2013 to December 2015. Prior to that, Ms. Beck served as Head of Global & U.S. Marketing for Health and Wellness for Johnson and Johnson, Inc. from January 2010 to December 2012. Prior to Johnson and Johnson, Inc., Ms. Beck served in various roles at Mars, Incorporated from 2004 to 2009, including serving as Chief Financial Officer of Uncle Ben’s rice and completing her tenure as a Senior Vice President of Customer Development and Channel Strategy. Ms. Beck has a Bachelor of Laws from the University of Oxford, St. John’s College, and a Master of Laws from University College London. Ms. Beck provides the Board of Directors with over 15 years of corporate leadership and extensive senior management experience in the retail and consumer packaged goods industries in both the U.S. and internationally.

Director—Daryl G. Brewster has been a member of our Board of Directors since January 2011. Since 2013, Mr. Brewster has served as the Chief Executive Officer of CECP, a coalition of chief executive officers from over 200 large cap companies focused on driving sustainable business and improving communication with strategic investors.  Since 2008, Mr. Brewster has also been the founder and chief executive officer of Brookside Management, LLC, a boutique consulting firm that provides C-level consulting and support to consumer companies and service providers to the industry. Between 2009 and 2013, Mr. Brewster was a Management Advisor to MidOcean Partners. Prior to that, Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Nabisco, Inc. and Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK; Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the boards of several middle-market growth companies, and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board of Directors with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

Director—Lawrence S. Coben, Ph.D. has been a member of our Board of Directors since November 2014. Dr. Coben has served as Chairman of the Board of NRG Energy since February 2017 and has been a director of NRG since December 2003. He was Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC from 2003 to December 2017. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company, from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Dr. Coben was an independent consultant. From 1994 to 1996, Dr. Coben was Chief Executive Officer of Bolivian Power Company. Dr. Coben served on the advisory board of Morgan Stanley Infrastructure II, L.P. from September 2014 through December 2016. Dr. Coben is also Executive

Director of the Sustainable Preservation Initiative and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology. Dr. Coben provides the Board of Directors with significant managerial, strategic, and financial expertise, particularly as it relates to company financings, transactions and development initiatives.

Director—Walter N. George III has been a member of our Board of Directors since November 2014. Mr. George is the President of G3 Consulting, LLC, a boutique advisory firm specializing in value creation in small and mid-market consumer products companies, a company he founded in 2013. Mr. George served as President of the American Italian Pasta Company and Corporate Vice President of Ralcorp Holdings from 2010 until its sale to Conagra Foods in 2013. Mr. George served as Chief Operating Officer at American Italian Pasta Company from 2008 to 2010. From 2001 to 2008, Mr. George served in other executive roles with American Italian Pasta Company, including Senior Vice President—Supply Chain and Logistics and Executive Vice President—Operations and Supply Chain. From 1988 through 2001, Mr. George held a number of senior operating positions with Hill’s Pet Nutrition, a subsidiary of Colgate Palmolive Company, most recently as Vice President of Supply Chain. Mr. George is President and serves on the board of Old World Spice and Seasoning Company, and serves on the board of directors of Vision Bank. Mr. George is non-executive chairman of the board of Indigo Wild, LLC. Mr. George provides the Board of Directors with operations expertise, consumer products and pet food industry expertise and public company experience.

Director—Jacki S. Kelley has been a member of our Board of Directors since February 2019. Ms. Kelley has over 25 years of executive and senior leadership experience in the media and digital industries.  Ms. Kelley currently serves as CEO/Americas at Dentsu, Inc., a role she has held since January 2020. Prior to her current role, Ms. Kelley spent five years at Bloomberg, first joining as Chief Operating Officer of Bloomberg Media in 2014 and then moving to Bloomberg LP in 2017 after being appointed Deputy Chief Operating Officer. Before joining Bloomberg, Ms. Kelley was the CEO, North America, and President of Global Clients for IPG Mediabrands as well as Global CEO, Universal McCann. Ms. Kelley was also a Vice President, Worldwide Strategy & Solutions, at Yahoo! and worked with USA Today for 18 years, leaving the company as a Senior Vice President. Ms. Kelley also serves on the board of directors of Comic Relief USA and is an Executive Board member of the Ad Council. Ms. Kelley provides the Board of Directors with corporate leadership and extensive senior management experience in media and marketing.

Director—Robert C. King has been a member of our Board of Directors since November 2014. Mr. King served as the Chief Executive Officer of Cytosport, Inc., a sports nutrition company and maker of Muscle Milk, from July 2013 to August 2014. Prior to joining Cytosport, Mr. King was an advisor to TSG Consumer Partners, a mid-market private equity firm specializing in consumer-packaged goods companies, from March 2011 to July 2013. Mr. King spent 21 years in the North America Pepsi system, from 1989 to 2010, including serving as Executive Vice President and President of North America for Pepsi Bottling Group from 2008 to his retirement in 2010, President of North America for Pepsi Bottling Group from 2006 to 2008, President of Field Bottling from 2005 to 2006 and Senior Vice President and General Manager for the Mid-Atlantic Business Unit from 2002 to 2005. Mr. King is non-executive chairman of the board of Arctic Glacier, Inc., and of Gehl Foods and currently serves on the board of directors of Ranpak Holdings Corporation. Mr. King previously served as a board member of EXAL Corporation and as a board member and advisor to Cytosport, Island Oasis Frozen Cocktail Co., Inc. and Neurobrands, LLC. Mr. King provides the Board of Directors with corporate leadership, public company experience, operations expertise and almost 40 years of consumer-packaged goods experience.

Director—Leta D. Priest has been a member of our Board of Directors since September 2018. Ms. Priest has over 30 years of executive and senior leadership experience in the retail and consumer packaged goods industries. Ms. Priest was a key leader in food for Walmart from May 2003 to November 2015 during Walmart’s expansion of grocery, including having served as Senior Vice President and General Merchandising Manager, Fresh Food from 2009 to 2015. Ms. Priest also served as Senior Vice President, General Merchandising Manager in other key areas of food for Walmart from January 2007 through 2015. Ms. Priest began her career with Walmart as Vice President of Food Development. Ms. Priest joined Walmart from Safeway, where she served as Vice President Corporate Brands, North America from January 1998 to April 2003. Prior to her time at Safeway, Ms. Priest had 11 years of consumer products experience in senior leadership roles across brand management and product development with The Torbitt & Castleman Company and Dole Food Company.  Ms. Priest serves as a director on the following boards: Gehl Foods since November 2019, Milo’s Tea Company since April 2018, the National Council on Aging since October 2017.  In 2017, Ms. Priest completed seven years as a director on the Board of Feeding America.  Ms. Priest provides the Board of Directors with corporate leadership, public company experience and extensive senior management experience in the retail and consumer packaged goods industries.

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc. from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. Pinnacle Foods was acquired by Conagra Brands in October 2018. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide Corporation), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, (now Wyndham Worldwide Corporation). From October 1999 to February 2001, Mr. Steeneck was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck has served as a board member and Chairman of the Audit Committee of Hostess Brands, Inc. since November 2016 and as lead independent director from January to December 2019.  Mr. Steeneck has served as a board member of Collier Creek Holdings since November 2018, where he is Chairman of the Audit Committee and member of the Compensation Committee.  Mr. Steeneck has served on the Board of Directors of Kind, Inc. since May 2019. Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer-packaged goods industry as well as accounting and financial expertise.

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

Chief Financial Officer—Richard Kassar has served as Chief Financial Officer since January 2011. Mr. Kassar previously served as our Chief Executive Officer from July 2006 to January 2011 and as President from January 2011 to June 2014. Mr. Kassar has acted as our principal financial and accounting officer since 2006. Prior to joining Freshpet, Mr. Kassar was Senior Vice President and Chief Financial Officer of The Meow Mix Company until its sale to Del Monte Foods in 2006. From 1999 to 2001, Mr. Kassar served as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to 1999, Mr. Kassar was employed by Chock Full O’ Nuts in various positions and most recently served as Senior Vice President, Chief Operating Officer and Corporate Controller. Mr. Kassar has been a director of World Fuel Services Corporation since 2002. Mr. Kassar has over 30 years’ experience in the consumer brands industry.

EVP Manufacturing and Supply Chain—Stephen Weise joined Freshpet in July of 2015 as the EVP of Manufacturing and Supply Chain.  Mr. Weise has over 25 years of experience in the manufacturing and distribution of consumer products. Prior to joining Freshpet, from June 2013 to July 2015, Mr. Weise was an Account Manager at TBM Consulting, a consulting firm that specialized in operational excellence and lean manufacturing. From 2003 to February 2013, Mr. Weise held the role of COO at the Arthur Wells Group, a 3PL specializing in consumer products and temperature-controlled distribution.  Prior to that, from 2002 to 2003, he served as the SVP of Operations for the B. Manischewitz Company, a specialty food manufacturer.  From 2000 to 2002, Mr. Weise served as Chief Operating Officer at the Eight in One Pet Products Company, from 1995 to 2000 as VP of Manufacturing at Chock Full O’ Nuts, and from 1986 to 1995 in various positions at Kraft Foods.

SVP, Controller & Secretary—Stephen Macchiaverna has served as Senior Vice President, Controller and Secretary since October 2006. Prior to joining Freshpet, Mr. Macchiaverna was the Controller for The Meow Mix Company from its inception in 2002 through its sale and transition to Del Monte Foods in 2006. From 1999 to 2001, Mr. Macchiaverna was the Vice President of Finance and Treasurer of Virgin Drinks USA, Inc. Mr. Macchiaverna began his consumer-packaged goods career with First Brands Corporation, where he worked from 1986 to 1999, most recently as Divisional Controller for all domestic subsidiaries. Mr. Macchiaverna has over 30 years’ experience in consumer-packaged goods financial management.

SVP, Managing Director of Europe & Co-Founder—Cathal Walsh is a co-founder of Freshpet and has served as Senior Vice President, Managing Director of Europe, previously titled Senior Vice President of Cooler Operations, since January 2011 and previously served as our Chief Operating Officer from October 2006 to January 2011. Prior to joining Freshpet, Mr. Walsh was Zone Marketing Manager at Nestlé Worldwide from 2000 to 2005 and was Marketing Manager at Nestlé Pet Care from 1996 to 2000. Mr. Walsh has over 20 years’ experience in packaged goods marketing, sales and management, including in international food markets.

Executive Vice President of Finance—Heather Pomerantz joined Freshpet in January 2020 as the Executive Vice President of Finance. Prior to joining Freshpet, from March 2019 to December 2019, Ms. Pomerantz served as the Vice President of Finance for North America for The Nature’s Bounty Co. Prior to joining The Nature’s Bounty Co., Ms. Pomerantz served in various finance and accounting roles at Unilever from June 2001 to February 2019, concluding as Vice President of North America Transformation. Prior to joining Unilever, Ms. Pomerantz worked as a consultant at PricewaterhouseCoopers LLP, where she had responsibilities for ERP implementations. Ms. Pomerantz has over twenty years of oversight and leadership experience in finance and systems roles in the consumer packaged goods industry.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Structure

In accordance with our Certificate of Incorporation and Bylaws, our Board of Directors consists of 11 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Cyr is independent consistent with the Nasdaq rules. Mr. Brewster, Mr. King and Ms. Kelley are the Class I directors and their terms will expire in 2021. Mr. Basto, Mr. George, Mr. Steeneck and Mr. Coben are the Class II directors and their terms will expire in 2022. Mr. Norris, Ms. Priest, Ms. Beck and Mr. Cyr are the Class III directors and their terms will expire in 2020. Mr. Marlow, who was a Class III director, resigned from the Board of Directors on September 26, 2019. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

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

Our Audit Committee consists of Mr. Steeneck (chair), Mr. Basto and Ms. Beck. Our Board of Directors has affirmatively determined that Mr. Steeneck, Mr. Basto and Ms. Beck meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and Nasdaq rules. In addition, Mr. Steeneck qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

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

Our Nominating and Corporate Governance Committee consists of Mr. Coben (chair), Mr. George and Ms. Kelley. Our Board of Directors has affirmatively determined that Mr. Coben, Mr. George and Ms. Kelley meet the definition of “independent directors” for purposes of serving on a Nominating and Corporate Governance Committee under applicable SEC and Nasdaq rules.

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

Our Compensation Committee consists of Mr. Brewster (chair), Mr. King and Ms. Priest. Our Board of Directors has affirmatively determined that Mr. Brewster, Mr. King and Ms. Priest meet the definition of “independent directors” for purposes of serving on a Compensation Committee under applicable SEC and Nasdaq rules.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of the Compensation Committee during 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2019 all filing requirements applicable to the Reporting Persons were timely met except (i) each of Messrs. Norris, Basto, Brewster, Coben, George, King and Steeneck and Mses. Priest and Kelly did not timely file a Form 4 in connection with a grant of common stock on April 1, 2019 as part of the Company’s director compensation program; and (ii) each of Messrs. Kassar, Walsh, Weise and Macchiaverna did not timely file a Form 4 in connection with the grant of two tranches of options on April 1, 2019, in each case due to administrative delays.

ITEM_11._EXECUTIVE_COMPENSATION

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

The following table lists our NEOs for 2019, which is the group consisting of each individual who served as our Chief Executive Officer (or CEO) or Chief Financial Officer during 2019, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2019.

Name	Principal Position
William B. Cyr	Chief Executive Officer (CEO)
Scott Morris	President and Chief Operating Officer
Richard Kassar	Chief Financial Officer*
Stephen L. Weise	Executive Vice President, Operations
Cathal Walsh	Senior Vice President, Managing Director Europe

*Mr. Kassar will step aside from his role as Chief Financial Officer and assume an advisory role as Vice Chairman on September 30, 2020.

Leadership Changes

On December 16, 2019, we entered into an employment letter agreement with Heather Pomerantz pursuant to which she will become our Chief Financial Officer effective October 1, 2020. Ms. Pomerantz will serve as our Executive Vice President of Finance until she replaces Mr. Kassar, who will be stepping down as our Chief Financial Officer effective September 30, 2020.

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

The Compensation Committee selects a peer group for compensation comparison purposes that includes a blend of comparably-sized companies in similar industries, including pet-related companies—our most likely sources of talent to support our growth. But the Committee also deliberately adds companies experiencing significant growth to help ensure that our compensation practices are competitive with—and relevant to—the circumstances found in growth-oriented companies so that they contribute to the growth potential of Freshpet. The Company considers peer group data for overall compensation and for specific elements of compensation.

Significant Portion of Compensation as Equity

We award a significant portion of executive compensation as equity as we believe this is an effective way to help management focus on our long-term goals while also aligning stockholder and management interests. A meaningful portion of our executive compensation consists of stock options, which awards have no value to the recipient unless our stock price rises. Additionally, supplemental awards within the broader organization are rarely paid in cash but instead consist of equity awards. Finally, in 2019 we again decided to include all employees Company-wide in our equity compensation program, including hourly employees, in order to better foster an ownership mentality and drive long-term growth. For each grant, the vesting requirement is typically at least three years or tied to a specific, long-term achievement.

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

Incenting Sales Growth

We set what we believe to be aggressive net sales growth targets for management each year and our annual incentive plan formula places equal value-both weighting (50%) and economic value ($ at risk)-on the achievement of those net sales growth targets versus profitability goals. This helps to ensure that our management seeks to drive sales growth in concert with profit growth.

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

Independent Compensation Consultant

In 2018, the Compensation Committee retained Korn Ferry (or KF) to advise it on compensation practices for our top nine officers, including each NEO. Specifically, KF was engaged to review our compensation peer group and our compensation structure for our executive officers, develop and recommend targets for our executive compensation program by analyzing the compensation structures of our peer group companies and market trends, and provide advice to the Compensation Committee on our executive compensation structure and program based on KF’s analysis. KF was also engaged to separately review the compensation arrangements applicable to employees at the director level and above, and the non-employee, independent directors of the Board. The Compensation Committee, in consultation with KF, decided to continue in 2019 the executive compensation structure suggested by KF in 2018, as the Committee determined that the program remained effective in achieving our objectives of retaining talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals.

Peer Group

The Compensation Committee, in consultation with KF, considered several factors in selecting an industry-specific compensation peer group for our 2018 compensation program. Considerations generally included the following:

•	Revenue between 0.4 and 2.5 times Freshpet’s revenue in 2017;
•	Companies in the food, beverage, and pet products industries;
•	Companies with similar location and geographical reach;
•	Companies with similar span, scope, and vertical integration;
•	Companies experiencing similar rates of growth;
•	Companies with similar operating complexity; and
•	Other publicly traded companies.

Based on the foregoing considerations, the Compensation Committee determined that our compensation peer group for 2018 would consist of the following entities, and the Committee, in consultation with KF, determined that the same peer group remained appropriate for 2019:

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

Consideration of Say-on-Pay Vote

We will hold an advisory stockholder vote on executive compensation (a “Say-on-Pay vote”) every year, most recently in 2019, based on the preference expressed by our stockholders at our 2019 Annual Meeting. In the 2019 Say-on-Pay vote, over 98% of votes cast approved, on an advisory basis, the compensation for our NEOs. The Compensation Committee viewed this vote as supportive of our compensation program for our NEOs and did not take any specific actions with respect to 2019 compensation decisions for our NEOs as a result of the 2019 Say-on-Pay vote. The Compensation Committee intends to continue to consider the results of future Say-on-Pay votes when making compensation decisions.

Elements of Executive Compensation for 2019

We used three primary elements of compensation in our executive compensation program in 2019: base salary, annual incentive awards, and long-term equity compensation. Annual incentive awards and long-term equity compensation represent the performance-based elements of our compensation program. The performance goals tied to these compensation elements are flexible in application and can be tailored to meet our specific objectives. The amount of a specific individual’s annual incentive award for a performance period is intended to reflect that individual’s relative contribution to the Company in achieving or exceeding our annual goals, and the amount of an individual’s long-term incentive compensation is intended to reflect the individual’s expected contribution to the Company over longer performance periods.

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

The following table sets forth each NEO’s annual base salary rate for 2019:

Name	Annual Base Salary Rate
William B. Cyr	$600,000*
Scott Morris	$420,000
Richard Kassar	$312,500
Stephen L. Weise	$282,500
Cathal Walsh	$277,500**
*

Mr. Cyr, at his own recommendation, has chosen to forego salary increases and instead has reallocated those dollars within his leadership team to reinforce his commitment to our teams and to recognize the strong performance of his colleagues.

**Does not include $62,727 in expat adjustment.

Annual Incentive Awards

The Board initially adopted our current annual incentive plan—in which our NEOs participate—in 2016. Awards under the plan, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve our annual goals based on our strategic, financial, and operating performance objectives. For 2019, Messrs. Cyr,

Morris, Kassar, Weise, and Walsh had the opportunity to earn annual target awards equal to 75%, 60%, 50%, 40%, and 35%, respectively, of their base salaries.

Our 2019 annual incentive program was based on the Company’s operating performance, which was calculated 50% based on adjusted EBITDA and 50% based on net sales. Our 2019 targets were as follows: $32.3 million of adjusted EBITDA; and $241 million of net sales. On a pre-bonus basis, and after adjusting to exclude non-recurring governance costs that were outside of the NEOs’ control (as determined by the Board), the Company delivered as follows: $33.452 million of adjusted EBITDA and $245.862 million of net sales. Adjusted EBITDA is not a financial measure prepared in accordance with U.S. generally accepted accounting principles (or GAAP). This metric is explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our annual report, where it is reconciled to the closest GAAP measure.

For 2019, based on the foregoing, we paid annual incentive awards to each NEO as follows:

Name	Amount of Award	% of Target Awarded
William B. Cyr	$555,750	123.5%
Scott Morris	$311,220	123.5%
Richard Kassar	$192,969	123.5%
Stephen L. Weise	$139,555	123.5%
Cathal Walsh	$119,949	123.5%

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

The Compensation Committee (or alternatively, the Board) determines the size and vesting terms of all awards made under our 2014 Plan and administers all other aspects of the plan. In 2019, the Committee took into account a number of factors when making awards under our 2014 Plan, including, among others, the eligible employee’s expected contribution to the long-term success of the Company and information gathered by the Committee regarding compensation paid to similarly situated executives at companies in our compensation peer group, as well as the amounts of outstanding stock options that each NEO already held.

In 2019, we granted Messrs. Kassar, Weise, and Walsh  stock options to purchase shares of our common stock under our 2014 Plan, 50% of which are scheduled to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date and 50% of which are scheduled to vest and become exercisable annually on a sliding scale according to the achievement of adjusted EBITDA performance-based conditions (and in each case subject to the NEO’s continued employment with us). We did not grant Mr. Cyr or Mr. Morris additional stock options in 2019 because of grants made to each of them in prior years that were intended to cover multiple years.

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

Employment Agreements with NEOs

The Company is party to an employment agreement with each of Messrs. Cyr, Morris, Kassar, Weise, and Walsh. Each agreement provides for an initial term of one year and for automatic one-year extensions beginning on the expiration of the initial term. Any automatic extension may be cancelled upon at least 90 days’ prior written notice from the respective NEO or the Company. Under their agreements, Messrs. Cyr, Morris, Kassar, Weise, and Walsh are entitled to receive minimum annual base salaries of $600,000, $400,000, $302,500, $312,394, and $270,000, respectively, subject to annual review by the Board. Further, Messrs. Cyr, Morris, Kassar, Weise, and Walsh have the opportunity to earn annual target bonuses equal to at least 75%, 60%, 50%, 40%, and 35%, respectively, of their base salaries. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally.

Employment Agreement with William Cyr

The Company entered into an employment agreement with Mr. Cyr on July 27, 2016. In the event of a termination of Mr. Cyr’s employment by the Company without “cause,” or by Mr. Cyr for “good reason” (each as defined in his employment agreement), he is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to (A) one and one-half times the sum of his (x) base salary and (y) target bonus for a period of 18 months, payable in equal monthly installments in accordance with the Company’s normal payroll practice, and (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for him and his eligible dependents for 18 months. In the event of a termination of Mr. Cyr’s employment due to “permanent disability” (as defined in his employment agreement), he is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company, Company payment of premiums (at active employee rates) for continuation of group health coverage for him and his eligible dependents for 18 months.

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

Mr. Cyr’s employment agreement contains the following restrictive covenants: (i) a non-compete covenant that prohibits him from competing against the Company for 24 months after employment, (ii) non-solicit covenants that prohibit him from actively soliciting the Company’s employees, customers, or suppliers during employment and for 24 months after employment, and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Employment Agreements with Scott Morris, Richard Kassar, Stephen Weise, and Cathal Walsh

The Company entered into employment agreements with Messrs. Morris, Kassar, and Walsh on October 31, 2014, and with Mr. Weise in July 2015. Under the agreements, in the event of a termination of the NEO by the Company without “cause,” by the NEO for “good reason,” or due to “permanent disability” (each as defined in the employment agreements), each NEO is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to 12 months of the NEO’s base salary in accordance with the Company’s normal payroll practice, (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for the NEO and his eligible dependents for 12 months, and (iii) only in the event of a termination by the Company without “cause” or by the NEO for “good reason” after June 30th during any year in which the employment agreement is effective, a pro-rated annual incentive award for the year in which termination occurs.

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

Each of the employment agreements with Messrs. Morris, Kassar, Weise, and Walsh contains the following restrictive covenants: (i) a non-compete covenant that prohibits the NEO from competing against the Company for 12 months after employment, (ii) non-solicit covenants that prohibit the NEO from actively soliciting the Company’s employees, customers, or suppliers during employment and for 12 months after employment, and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Stock Ownership Guidelines

Stock ownership guidelines (or Guidelines) are in place for our senior executive officers (or Covered Persons)—including our NEOs—to encourage significant ownership of our common stock by our senior executives and to further align the personal interests of our senior executives with the interests of our stockholders. The Guidelines require (i) our CEO to own common stock valued at four times annual base pay, (ii) our NEOs other than our CEO to own common stock valued at three times annual base pay, and (iii) our other senior executive officers to own common stock valued at up to two times annual base pay, based on seniority.

Covered Persons are required to achieve their respective levels of stock ownership within the later of five years of the date they enter the listed positions or the date the Guidelines were adopted. If a Covered Person is not in compliance with the Guidelines, the Covered Person will be required to retain at least 50% of the Covered Person’s vested stock options and vested stock units granted pursuant to a stock incentive plan of the Company. If the Covered Person falls below the Guidelines solely as a result of a decline in the value of our common stock, the Covered Person will have a period of 12 months within which to increase such Covered Person’s stock ownership to meet the Guidelines. Notwithstanding the terms of the Guidelines, Covered Persons may sell or otherwise dispose of shares of our common stock to (a) pay the exercise price of Company stock options in a net-share stock option transaction; and (b) satisfy any applicable tax withholding obligations due in connection with the exercise of options or the vesting or payment of any restricted stock units. If the Guidelines place a hardship on a Covered Person, the Compensation Committee is empowered to develop an alternative stock ownership guideline for a Covered Person that reflects both the intention of the Guidelines and the personal circumstances of the Covered Person.

Policy Prohibiting Hedging

We consider it improper and inappropriate for our directors, officers, and other employees at or above the Vice President level to engage in any transactions that hedge or offset, or are designed to hedge or offset, any decrease in the value of our securities. As such, we have implemented a policy that prohibits our directors, officers, and other employees at or above the Vice President level from engaging in any speculative or hedging transactions or any other transactions that are designed to offset any decrease in the value of our securities.

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

Tax Considerations; Deductibility of Compensation; Tax Cuts and Jobs Act

When setting executive compensation, we consider many factors, such as attracting and retaining executives and providing appropriate performance incentives. We also consider the after-tax cost to the Company in establishing executive compensation programs, both individually and in the aggregate, but tax deductibility is not our sole consideration. Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to public companies for annual compensation over $1 million (per individual) paid to their chief executive officer, chief financial officer, and the next three most highly compensated executive officers (as well as certain other officers who were covered employees in years after 2016). The 2017 Tax Act eliminated most of the exceptions from the $1 million deduction limit, except for certain arrangements in place as of November 2, 2017. As a result, most of the compensation payable to our NEOs in excess of $1 million per person in a year will not be fully deductible.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report and our Proxy Statement.

The Compensation Committee of Freshpet, Inc.,

Daryl G. Brewster (Chair)

Robert C. King

Leta D. Priest

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the compensation for 2019 for each NEO. Compensation information for 2018 and 2017 is presented for individuals who were also our NEOs in those years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Options ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William B. Cyr(5) Chief Executive Officer	2019	600,000	—	—	555,750	11,200	1,166,950
	2018	600,000	—	—	562,500	53,486	1,215,986
	2017	600,000	508,950	—	—	28,981	1,137,931
Scott Morris President and Chief Operating Officer	2019	415,000	—	—	311,220	11,200	737,420
	2018	400,000	—	—	300,000	11,000	711,000
	2017	387,115	264,654	889,552	—	30,497	1,581,818
Richard Kassar Chief Financial Officer	2019	310,000	—	234,723	192,969	11,200	748,892
	2018	302,500	—	221,384	189,063	11,000	723,947
	2017	290,721	165,409	212,395	—	25,287	693,812
Stephen L. Weise Executive Vice President, Operations	2019	279,375	—	144,828	139,555	11,200	574,958
	2018	270,000	—	132,835	135,000	11,000	548,835
Cathal Walsh Managing Director Europe	2019	333,269	—	139,846	119,949	—	593,064
	2018	312,394	—	132,835	117,031	—	562,260

(1)   Amounts reflect base salary earned during the year, including any amounts voluntarily deferred under our qualified 401(k) plan.

(2)

Amounts reflect the aggregate grant date fair value of options granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 10 to our consolidated financial statements included in our annual report.

(3)

Amounts for 2019 reflect cash awards earned by our NEOs under the Company’s 2019 annual incentive plan. Please see “Annual Incentive Awards” in the CD&A above for further information about our 2019 annual incentive plan.

(4)	Amounts for 2019 reflect all other compensation for each of our NEOs, including a matching Company contribution under our 401(k) plan.
(5)	Mr. Cyr also serves as a member of the Board but does not receive any additional compensation for his service as a director.

2019 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs during 2019. Please see “Annual Incentive Awards” in the CD&A above for additional information about the non-equity incentive plan awards reflected in the table below. Please see the “Outstanding Equity Awards at Fiscal Year-End” table below for additional information about the vesting parameters that are applicable to equity awards reflected in the table immediately below.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William B. Cyr	Annual Incentive	—	—	450,000	—	—	—	—	—	—	—
Scott Morris	Annual Incentive	—	—	252,000	—	—	—	—	—	—	—
Richard Kassar	Annual Incentive	—	—	156,250	—	—	—	—	—	—	—
	Performance-Vesting Options	04/01/2019	—	—	—	954	5,723	5,723	—	42.29	117,351
	Time-Vesting Options	04/01/2019	—	—	—	—	—	—	5,723	42.29	117,372
Stephen L. Weise	Annual Incentive	—	—	113,000	—	—	—	—	—	—	—
	Performance-Vesting Options	04/01/2019	—	—	—	589	3,531	3,531	—	42.29	72,404
	Time-Vesting Options	04/01/2019	—	—	—	—	—	—	3,531	42.29	72,424
Cathal Walsh	Annual Incentive	—	—	97,125	—	—	—	—	—	—	—
	Time-Vesting Options	04/01/2019	—	—	—	—	—	—	6,820	42.29	139,846

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2019. Vesting of awards reflected in the table is generally subject to continuous service with the Company, with accelerated vesting in certain circumstances, as reflected in the footnotes to the table.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William B. Cyr	09/06/2016	375,000	125,000 (1)	500,000 (2)	10.23	09/06/2026

Scott Morris	05/10/2016	—	—	133,000 (2)	9.05	05/10/2026
	04/03/2017	0	26,738 (3)	80,214 (2)	11.00	04/03/2027

Richard Kassar	09/27/2016	—	—	79,800 (2)	8.90	09/27/2026
	04/03/2017	0	6,313 (3)	18,940 (2)	11.00	04/03/2027
	03/30/2018	4,470	8,939 (4)	4,470 (5)	16.45	03/30/2028
	04/01/2019	0	5,723 (6)	5,723 (5)	42.29	04/01/2029

Stephen L. Weise	05/10/2016	36,943	0	0	9.05	05/10/2026
	09/27/2016	—	—	53,200 (2)	8.90	09/27/2026
	04/03/2017	7,724	3,862 (3)	11,587 (2)	11.00	04/03/2027
	03/30/2018	8,046	5,364 (4)	2,682 (5)	16.45	03/30/2028
	04/01/2019	0	3,531 (6)	3,531 (5)	42.29	04/01/2029

Cathal Walsh	12/30/2016	35,414	0	—	7.10	01/01/2021
	11/07/2014	13,109	0	—	15.00	11/07/2024
	05/10/2016	20,462	0	—	9.05	05/10/2026
	04/03/2017	15,449	7,724 (3)	—	11.00	04/03/2027
	10/01/2017	—	—	35,000 (7)	15.65	10/01/2027
	03/30/2018	5,364	10,728 (4)	—	16.45	03/30/2028
	04/01/2019	0	6,820 (6)	—	42.29	04/01/2029

(1)

Scheduled to vest annually in approximately equal installments on the first four anniversaries of the grant date, subject to continued employment, with (a) accelerated vesting of a pro rata portion of the next scheduled installment upon an involuntary termination and (b) accelerated vesting in full upon a change in control of the Company.

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

(3)

Scheduled to vest annually in approximately equal installments through 2020, subject to continued employment, with accelerated vesting upon an involuntary termination within two years after a change in control of the Company.

(4)

Scheduled to vest annually in approximately equal installments through 2021, subject to continued employment, with accelerated vesting upon an involuntary termination within two years after a change in control of the Company.

(5)	Eligible to vest on a sliding scale in equal annual installments based upon the achievement of EBITDA performance goals that the Compensation Committee considers moderate to difficult to achieve.
(6)

Scheduled to vest annually in approximately equal installments on the first three anniversaries of the grant date, subject to continued employment, with accelerated vesting in full upon an involuntary termination with two years after a change in control of the Company.

(7)

Eligible to vest based upon the achievement of European Net Sales and EBITDA goals for 2020 that the Compensation Committee considers moderate to difficult to achieve, with the opportunity to vest in full upon a change in control of the Company, based on actual Company performance through the change in control.

Options Exercises and Stock Vested

The following table sets forth certain information regarding the exercise of stock options by our NEOs in 2019. Our NEOs did not have any stock awards that vested in 2019.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
William B. Cyr	—	—
Scott Morris	120,202	4,328,583
Richard Kassar	98,902	3,500,830
Stephen L. Weise	9,000	371,904
Cathal Walsh	—	—

(1)	Amounts reflect the aggregate difference between the market price of our common stock at the exercise date and the exercise price of the stock options.

Pension Benefits

Currently, the Company does not, and does not intend to, sponsor or adopt any pension plans (other than our 401(k) plan).

Nonqualified Deferred Compensation

Currently, the Company does not, and does not intend to, sponsor or adopt a nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

The following table sets forth information regarding the severance payments and the change in control payments that could have been made to our NEOs had they experienced a termination of employment or a change in control as of December 31, 2019. The fair market value of a share of our common stock on December 31, 2019 was $59.09. The table only includes information for employment termination and change in control events that trigger vesting or severance-related payments, and assumes that each NEO will take all action necessary to receive the maximum available benefit, such as execution of a release of claims. Any amounts payable to the NEOs in the event of a change in control of the Company may be subject to reduction under Code Sections 280G and 4999. The amounts below are estimates of the incremental amounts that could be received upon a change in control or termination of employment; the actual amount could be determined only at the time of any actual change in control or termination of employment.

Name	Cash and COBRA ($)(1)(2)	Equity ($)(3)
William B. Cyr
Termination due to permanent disability	33,381	—
Involuntary termination (4)	1,767,006	20,705,940
Change in control	—	30,537,500
Involuntary termination after change in control	—	—
Scott Morris
Termination due to permanent disability	442,254	—
Involuntary termination (4)	753,454	8,039,333
Change in control	—	10,512,811
Involuntary termination after change in control	—	1,285,830
Richard Kassar
Termination due to permanent disability	334,754	—
Involuntary termination (4)	527,723	3,727,712
Change in control	—	4,915,987
Involuntary termination after change in control	—	303,592
Stephen L. Weise
Termination due to permanent disability	304,754	—
Involuntary termination (4)	444,309	2,448,529
Change in control	—	3,227,327
Involuntary termination after change in control	—	473,765
Cathal Walsh
Termination due to permanent disability	299,754 (5)	—
Involuntary termination (4)	419,703 (5)	—
Change in control	—	1,520,400
Involuntary termination after change in control	—	943,465

(1)

If an NEO’s employment is terminated by us without cause, or due to the NEO’s permanent disability, or due to the NEO’s resignation with good reason, the NEO will be entitled to the cash severance benefits set forth in the NEO’s employment agreement described in the CD&A above under “Employment Agreements with NEOs.”

(2)	Assumes that (i) a qualifying termination occurs on December 31, 2019 and (ii) any bonus is earned at 100% of target.
(3)

See “Outstanding Equity Awards at Fiscal Year-End” above for an overview of the termination and change in control vesting terms of unvested options and stock awards as of December 31, 2019. Assumes any outstanding performance measures are 100% achieved.

(4)	An “involuntary termination” means a termination by the Company without cause or by the NEO for good reason.
(5)	Does not include $62,727 in expat adjustment.

CEO Pay Ratio

To determine the ratio of our CEO’s annual total compensation to the median annual total compensation of all our employees excluding the CEO, we identified the median employee as of October 1, 2019 using target total cash compensation (i.e., salary plus 2019 target incentive award). We believe this measure reasonably reflects the typical annual compensation of our employee population and we consistently applied this measure for all employees. We estimate that the median employee’s 2019 total compensation (as determined in the same manner as “Total” compensation in the Summary Compensation Table) was $65,462. Mr. Cyr’s 2019 total compensation was $1,166,950, which was approximately 18:1 times that of the median of the annual total compensation of all our employees.

Director Compensation

The full Board approved director compensation for 2019, based on the recommendation of the Compensation Committee with assistance from KF, and in accordance with the Company’s non-employee director compensation program. For 2019, each non-employee member of the Board who served for the entire year received an annual cash retainer of $50,000 (or $80,000 for the Chair of the Board), paid quarterly. In 2019, each Board member was also granted an award of time-vesting RSUs under our 2014 Plan, which vest on the first anniversary of the grant date, subject to continued service, with an upfront grant date value of $69,990 (or $89,993 for the Chair of the Board). In addition, certain directors who served as Chairs of Board committees received additional cash payments for 2019 as follows: $15,000 for the Chair of the Company’s Audit Committee and $7,500 each for the Chairs of the Compensation Committee and the Nominating and Corporate Governance Committee.

In 2018, our Nominating and Corporate Governance Committee recommended that the Board actively recruit new members to diversify the Board. To begin that process, the Board conducted a study of Board compensation practices to ensure that our non-employee director compensation program was sufficient to attract the necessary talent to achieve its diversification goals. The compensation of the Board had not changed since the Company went public in 2014. As such, in April 2018, we conducted a study of board compensation practices using the same peer group selected for the Company’s management. Based on the outcomes of that study and consistent with the compensation principles that we apply to management, the Board revised the non-employee director compensation policy, effective with payments made in the fourth quarter of 2018. The changes increased the overall compensation (both cash and equity) to be between the 50th and 75th percentile of the peer group and to weight compensation for 2019 more towards equity than cash (approximately 60% equity, 40% cash). With these compensation changes, we were able to successfully recruit two new, qualified directors.

The following table shows compensation paid to each of our non-employee directors who served during 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Charles A. Norris (2)	80,000	89,993	169,993
J. David Basto	50,000	69,990	119,990
Daryl G. Brewster (3)	51,875	69,990	121,865
Lawrence S. Coben (4)	57,500	69,990	127,490
Walter N. George III	50,000	69,990	119,990
Jacki S. Kelley	45,835	69,990	115,825
Robert C. King	50,000	69,990	119,990
Jonathan S. Marlow (5)	—	—	—
Leta D. Priest	50,000	69,990	119,990
Craig D. Steeneck (6)	65,000	69,990	134,990
Olu Beck (7)	12,500	34,988	47,488
William B. Cyr (8)	—	—	—

(1)

Represents the aggregate grant date fair value of RSUs granted under our 2014 Plan without regard to forfeitures, computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the director. The stock awards reflected in the table comprise all outstanding equity awards held by our non-employee directors at the end of 2019.

(2)	Charles A. Norris serves as Chair of the Board.
(3)	Daryl G. Brewster became Chair of the Compensation Committee beginning in the fourth quarter of 2019 and as such received an additional cash payment of $1,875 for 2019.
(4)	Lawrence S. Coben serves as Chair of the Nominating and Corporate Governance Committee and as such received an additional cash payment of $7,500 for 2019.
(5)

Jonathan S. Marlow resigned from the Board, including all committees thereof, on September 26, 2019. Prior to his resignation, Mr. Marlow served as Chair of the Compensation Committee and as such was entitled to additional cash payment of $5,625 for 2019. As noted above, Mr. Marlow was an employee of MidOcean Partners. MidOcean US Advisor, L.P. (or US Advisor) provides investment advisory services to MidOcean Partners and its affiliates. As part of Mr. Marlow’s employment agreement with MidOcean Partners, director fees that he became entitled to in connection with his employment with MidOcean Partners, including director fees from Freshpet, were paid instead directly to US Advisor. Mr. Marlow’s director fees paid by Freshpet to US Advisor were subject to the same terms, including vesting terms, as director fees paid to other non-employee Board members.

(6)	Craig D. Steeneck serves as the Chair of the Audit Committee and as such received an additional cash payment of $15,000 for 2019.
(7)	Olu Beck was appointed to the Board effective October 1, 2019.

(8)	William B. Cyr is a NEO and does not receive separate compensation for serving on the Board.

Stock Ownership Guidelines for Non-Employee Directors

Stock ownership guidelines are in place for our non-employee directors to encourage significant ownership of our common stock by our non-employee directors and to further align the personal interests of our non-employee directors with the interests of our stockholders. Non-employee directors are expected to own common stock valued at an amount at least three times the cash retainer, as calculated for each calendar year on the first trading day of each calendar year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 20, 2020, by:

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

The numbers listed below are based on 40,249,807 shares of our common stock outstanding as of April 20, 2020. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
Blackrock, Inc. (2)	2,933,469	7.3%
Gilder, Gagnon, Howe & Co. (3)	2,413,426	6.0%
The Vanguard Group, Inc. (4)	2,046,832	5.1%
Named Executive Officers and Directors:
Charles A. Norris (5)	587,657	1.5%
William B. Cyr	450,532	1.1%
J. David Basto	27,847	*
Olu Beck	2,183	*
Daryl G. Brewster	70,645	*
Lawrence S. Coben	51,438	*
Walter N. George III	41,876	*
Richard Kassar	150,103	*
Jacki S. Kelley	4,266	*
Robert C. King	25,084	*
Scott Morris	161,623	*
Leta D. Priest	5,340	*
Craig D. Steeneck	22,584	*
Cathal Walsh	89,797	*
Stephen L. Weise	52,713	*
Executive Officers and Directors as a Group (17persons)	1,901,536	4.7%

*	Less than 1%

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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his or her spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 21, 2020 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person.

(2)

Represents shares of common stock beneficially owned as of December 31, 2019, based on a Schedule 13G filed on February 5, 2020, by Blackrock, Inc. In such filing, Blackrock, Inc. lists its address as 55 East 52nd Street, New York, NY 10055.

(3)

Represents shares of common stock beneficially owned as of December 31, 2019, based on a Schedule 13G filed on February 14, 2020, by Gilder, Gagnon, Howe & Co. In such filing, Gilder, Gagnon, Howe & Co. lists its address as 475 10th Avenue, New York, New York 10018.

(4)

Represents shares of common stock beneficially owned as of December 31, 2019 based on a Schedule 13G filed on February 11, 2020 by The Vanguard Group, Inc. In such filing The Vanguard Group, Inc., lists its address as 100 Vanguard Blvd.
Malvern, PA 19355.

(5)	Includes 24,089 shares of common stock held by Mr. Norris directly and 563,568 shares of common stock held by Norris Trust Ltd 6/18/02.

Equity Compensation Plan Information

The Company administers two current equity compensation plans: our 2014 Plan and a 2016 inducement stock option grant to Mr. Cyr. The Company also administers two legacy equity compensation plans: our 2010 Stock Option Plan (or 2010 plan) and our 2006 Stock Incentive Plan (or 2006 Plan). The following table provides information as of December 31, 2019 regarding shares of our common stock that may be issued under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	1,973,038 (2)	$17.38	1,462,153
Equity Compensation Plans Not Approved by Security Holders	1,000,000 (3)	$10.23	—
Total	2,973,038	$14.77	1,462,153

(1)	RSUs reflected in column (a) are not reflected in these weighted-average exercise prices.
(2)

Includes 1,460,633 options outstanding under our 2014 Plan with a weighted average exercise price of $19.30; 240,229 RSUs outstanding under our 2014 Plan; and 272,176 options outstanding under our 2010 Plan with a weighted average exercise price of $7.10.

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

Inducement Grant to Mr. Cyr

On September 6, 2016, we granted our CEO, Mr. Cyr, an inducement grant of stock options in accordance with the Nasdaq Marketplace Rules. Mr. Cyr’s inducement grant consisted of 500,000 performance-vesting options and 500,000 time-vesting options. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” above for an overview of the vesting terms of these options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreement

We are party to a Second Amended and Restated Stockholders Agreement with MidOcean Partners III, L.P., MidOcean Partners III-A, L.P., and MidOcean Partners III-D, L.P. (collectively, “MidOcean Partners”) and certain of our other stockholders (the “Stockholders Agreement”), pursuant to which MidOcean Partners and the other stockholders party thereto were entitled to certain customary registration rights, including demand registration and piggyback registration rights. In addition, pursuant to the Stockholders Agreement, we agreed to bear the expenses (other than underwriting discounts) incident to any registrations in accordance with the Stockholders Agreement and agreed to indemnification provisions customary for agreements of this type. As of June 2019, following an equity offering pursuant to which MidOcean Partners sold nearly all of its remaining shares of our common stock, no party to the Stockholders Agreement has any further registration rights pursuant to the Stockholders Agreement.

Raw Material Vendor

In September 2018, one of the Company’s raw material vendors, Florida Food Products, was purchased by MidOcean Partners, at the time, one of our largest stockholders. Jonathan Marlow, who was at that time, a member of our board of directors, also serves on the board of directors of Florida Food Products. The purchase of the vendor by MidOcean Partners, has had no impact on the cadence or amount of the raw materials that the Company has purchased from the vendor. In June 2019, MidOcean Partners sold nearly all of its shares in the Company and is no longer considered a related party as a result. After MidOcean Partners acquired the vendor, the Company purchased approximately $1,505,960 and $650,000 of raw materials from the vendor in 2019 and 2018, respectively. Jonathan Marlow resigned from the Board of Directors on September 26, 2019. The Company believes that all payments made to the vendor are at market value and thus at arms-length.

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

ITEM_14._PRINCIPAL_ACCOUNTING FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees (1)	$725,000	$850,000
Audit-Related Fees (2)	96,500	85,000
Tax Fees	—	—
All Other Fees (3)	1,780	—
Total	$823,280	$935,000

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

(3)	KPMG’s Accounting Research Online (“ARO”) Subscription.

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

All services provided by KPMG, LLP for 2019 and 2018 were pre-approved by the Audit Committee.

PART IV

ITEM_15_EXHIBITS_FINANCIAL_STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)

Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2019 10-K filed on February 25, 2020.

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
3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

10.1

Fifth Amended and Restated Loan and Security Agreement Amendment, dated April 17, 2020, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020)

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

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement Annual Report on Form 10-K filed on February 25, 2020)
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019

31.4*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Schema Documents
101.CAL†	Inline XBRL Calculation Linkbase Document
101.LAB†	Inline XBRL Labels Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
101.DEF†	Inline XBRL Definition Linkbase Document
104	Inline XBRL Formatted Cover Page

* Filed herewith.

† Filed as an exhibit to the 2019 10-K, filed on February 25, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2020.

FRESHPET, INC.

By:	/s/ Richard Kassar
Name:	Richard Kassar
Title:	Chief Financial Officer