Form 10-Q
period 2020-03-31
Freshpet, Inc.
filed 2020-05-05
CIK 1611647

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 40,266,181 shares of common stock, $0.001 par value per share, outstanding.

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
•

our ability to timely complete the construction of our Freshpet Kitchens 2.0, Kitchens South and Kitchens 3.0 (together, the “Freshpet Kitchens expansion projects”) and achieve the anticipated benefits therefrom;

•	the effect of the novel coronavirus (“COVID-19”) on our business, employees, suppliers, customers and end consumers;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our limited manufacturing capacity;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	our ability to manage our supply chain effectively;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	volatility in the price of our common stock; and
•

other factors discussed under the headings “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and in this report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,486,159	$9,471,676
Short-term investments	20,000,000	—
Accounts receivable, net of allowance for doubtful accounts	20,295,397	18,580,840
Inventories, net	16,005,370	12,542,269
Prepaid expenses	2,998,336	3,275,992
Other current assets(1)	10,720,781	10,452,990
Total Current Assets	219,506,043	54,323,767
Property, plant and equipment, net	195,607,774	165,287,597
Deposits on equipment	4,298,520	3,600,931
Operating lease right of use assets	8,846,194	9,154,234
Other assets	3,708,158	3,759,058
Total Assets	$431,966,689	$236,125,587
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,420,592	$18,667,729
Accrued expenses(1)	20,440,468	22,132,928
Current operating lease liabilities	1,241,168	1,185,058
Total Current Liabilities	$42,102,228	$41,985,715
Long term debt	—	54,466,099
Long term operating lease liabilities	8,069,160	8,409,252
Total Liabilities	$50,171,388	$104,861,066
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 40,271,411 issued and 40,257,242 outstanding on March 31, 2020, and 36,162,433 issued and 36,148,264 outstanding on December 31, 2019	40,271	36,162
Additional paid-in capital	588,357,121	334,299,172
Accumulated deficit	(206,325,650)	(202,735,417)
Accumulated other comprehensive income	(20,215)	(79,170)
Treasury stock, at cost — 14,169 shares on March 31, 2020 and on December 31, 2019	(256,226)	(256,226)
Total Stockholders' Equity	381,795,301	131,264,521
Total Liabilities and Stockholders' Equity	$431,966,689	$236,125,587

See accompanying notes to the unaudited consolidated financial statements.

(1)	See Note 10 for additional information.
(1)

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

NET SALES	$70,097,805	$54,792,202
COST OF GOODS SOLD	38,308,179	28,877,221
GROSS PROFIT	31,789,626	25,914,981
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	34,675,943	29,232,250
LOSS FROM OPERATIONS	(2,886,317)	(3,317,269)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	21,518	17,295
Interest Expense	(703,834)	(102,776)
	(682,316)	(85,481)
LOSS BEFORE INCOME TAXES	(3,568,633)	(3,402,750)
INCOME TAX EXPENSE	21,600	19,250
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,590,233)	$(3,422,000)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$58,955	91,047
TOTAL OTHER COMPREHENSIVE INCOME	58,955	91,047
TOTAL COMPREHENSIVE LOSS	$(3,531,278)	$(3,330,953)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.10)	$(0.10)
-DILUTED	$(0.10)	$(0.10)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	37,443,758	35,668,323
-DILUTED	37,443,758	35,668,323

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2019	36,162,433	$36,162	$334,299,172	$(202,735,417)	$(79,170)	14,169	$(256,226)	$131,264,521
Exercise of options to purchase common stock	44,156	44	402,512	—	—	—	—	402,556
Issuance of restricted stock units	64,823	65	(644,664)	—	—	—	—	(644,599)
Share-based compensation expense	—	—	2,241,847	—	—	—	—	2,241,847
Shares issued in primary offering	3,999,999	4,000	252,058,254	—	—	—	—	252,062,254
Foreign Currency Translation	—	—	—	—	58,955	—	—	58,955
Net loss	—	—	—	(3,590,233)	—	—	—	(3,590,233)
BALANCES, March 31, 2020	40,271,411	$40,271	$588,357,121	$(206,325,650)	$(20,215)	14,169	$(256,226)	$381,795,301

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475
Exercise of options to purchase common stock	248,195	248	1,791,420	—	—	—	—	1,791,668
Issuance of restricted stock units	61,532	62	(673,836)	—	—	—	—	(673,774)
Share-based compensation expense	—	—	1,260,126	—	—	—	—	1,260,126
Foreign Currency Translation	—	—	—	—	91,047	—	—	91,047
Net loss	—	—	—	(3,422,000)	—	—	—	(3,422,000)
BALANCES, March 31, 2019	35,866,322	$35,866	$325,457,147	$(204,774,682)	$59,437	14,169	$(256,226)	$120,521,542

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,590,233)	$(3,422,000)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	90,712	28,778
Loss on disposal of equipment	1,662	8,028
Share-based compensation	2,178,214	1,200,336
Inventory obsolescence	117,937	10,238
Depreciation and amortization	4,453,031	3,720,091
Amortization of deferred financing costs and loan discount	625,299	28,775
Changes in operating assets and liabilities:
Accounts receivable	(1,805,269)	(5,010,252)
Inventories	(3,581,038)	(1,802,222)
Prepaid expenses and other current assets	9,865	(929,849)
Operating lease right of use	308,040	241,785
Other assets	11,786	(36,010)
Accounts payable	655,688	2,555,681
Accrued expenses	(1,692,460)	(832,986)
Other lease liabilities	(283,982)	(217,469)
Net cash flows used in operating activities	(2,500,748)	(4,457,076)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(20,000,000)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(34,237,980)	(10,453,923)
Net cash flows used in investing activities	(54,237,980)	(10,453,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	252,062,254	—
Proceeds from exercise of options to purchase common stock	402,556	1,791,668
Tax withholdings related to net shares settlements of restricted stock units	(644,599)	(673,774)
Proceeds from borrowings under Credit Facilities	20,933,000	10,000,000
Repayment of borrowings under Credit Facilities	(76,000,000)	—
Net cash flows provided by financing activities	196,753,211	11,117,894
NET CHANGE IN CASH AND CASH EQUIVALENTS	140,014,483	(3,793,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,471,676	7,554,388
CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,486,159	$3,761,283
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$766,950	$29,717
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$8,671,690	$463,546
Non-cash acquisitions of property, plant and equipment	$—	$1,749,901

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations and changes to stockholders’ equity for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or any other interim periods, or any future year or period. Certain amounts that appear in this report may not add up because of differences due to rounding.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, other receivables, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

As of March 31, 2020, the Company only maintained Level 1 assets and liabilities.

Short-Term Investments – The Company holds interest-bearing certificates of deposits with financial institutions with maturities ranging from three months to one year. Certificates of deposit are classified as short-term investments and interest is recorded as other income.

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 10,077 shares totaling $0.7 million, for the three month period ended March 31, 2019. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

Debt Issuance Cost – During 2019, the Company incurred $1.1 million of fees associated with the debt modification, of which $0.7 million were paid to the creditor. Further, the Company noted that $0.7 million of the fees were related to the Draw Term Loan with the remaining balance relating to the Revolving Loan Facility. The Company’s policy is to record the debt issuance cost related to the Draw Term Loan, net of debt, for the portion of the Draw Term Loan that is outstanding, with the remaining amount recorded within assets. As of March 31, 2020, the Company paid the outstanding balance of the Draw Term Loan and wrote down $0.6 million of the related fees. As of March 31, 2020, there was $0.5 million of debt issuance cost that were recorded to other assets and less than $0.1 million was recorded to other current assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan, and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended
	March 31,
	2020	2019
Grocery (including Online), Mass and Club	$60,818,851	$45,707,897
Pet Specialty and Natural	9,278,954	9,084,305
Net Sales	$70,097,805	$54,792,202

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The reported results for the three months ended March 31, 2020 reflect the application of ASU 2016-13. The application of the update did not have a material impact to our reserve for accounts receivable. Please see the description of the Company’s “Trade accounts receivable” accounting policy below.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trade accounts receivable – The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Note 2 – Inventories:

	March 31,	December 31,
	2020	2019
Raw Materials and Work in Process	$4,184,814	$4,453,498
Packaging Components Material	1,869,166	1,419,155
Finished Goods	10,092,896	6,842,359
	16,146,876	12,715,012
Reserve for Obsolete Inventory	(141,506)	(172,743)
	$16,005,370	$12,542,269

Note 3 – Property, Plant and Equipment:

	March 31,	December 31,
	2020	2019
Refrigeration Equipment	$102,591,520	$97,568,137
Machinery and Equipment	68,781,746	54,274,118
Building, Land, and Improvements	25,621,495	25,621,495
Furniture and Office Equipment	4,969,901	4,931,703
Leasehold Improvements	395,241	395,241
Automotive Equipment	309,137	309,137
Construction in Progress	73,702,188	58,587,375
	276,371,228	241,687,206
Less: Accumulated Depreciation	(80,763,454)	(76,399,609)
	$195,607,774	$165,287,597

Depreciation expense related to property, plant and equipment totaled $4,372,792 for the three months ended March 31, 2020, of which $1,743,657 was recorded to cost of goods sold for the three months ended March 31, 2020, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $3,643,492 for the three months ended March 31, 2019, of which $1,566,088 was recorded to cost of goods sold for the three months ended March 31, 2019, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Accrued Expenses:

	March 31,	December 31,
	2020	2019
Legal Contingency (1)	10,310,000	10,100,000
Accrued Compensation and Employee Related Costs	4,033,898	6,390,692
Accrued Chiller Cost	1,548,752	1,576,214
Accrued Customer Consideration	735,172	635,399
Accrued Freight	726,381	702,673
Accrued Production Expenses	1,801,527	413,550
Accrued Marketing	595,376	1,187,885
Other Accrued Expenses	689,362	1,126,515
	$20,440,468	$22,132,928

(1)	See Note 10 for additional information.

Note 5 – Debt:

On May 15, 2019, the Company entered into the Fourth Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”), which amended and restated in full the Company’s Third Amended and Restated Loan and Security Agreement, dated as of September 21, 2017. The Loan Agreement provided for a $90 million senior secured credit facility (the “Credit Facility”), encompassing a $55.0 million delayed draw term loan facility (the “Draw Facility”) and a $35.0 million revolving loan facility (the “Revolving Loan Facility”). The Company had the ability to increase the Credit Facility by up to an additional $75.0 million, subject to certain conditions.

The Credit Facility was scheduled to mature on May 15, 2024 and borrowings thereunder accrued interest at variable rates depending on the Company’s election, either at a base rate or at LIBOR, in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable margin varied between 0.50% and 1.00% for base rate loans and 1.50% and 2.00% for LIBOR loans. Upon closing the Credit Facility, the Company borrowed $15.0 million under the Revolving Loan Facility, which left $20.0 million of availability. The Company had the option to borrow term loans under the Draw Facility (“Draw Term Loans”) until May 15, 2021, subject to certain conditions.

Borrowings under the Credit Facility were secured by substantially all of the Company’s and certain of its subsidiaries’ assets. The Loan Agreement required compliance with various covenants customary for agreements of this type, including financial covenants and negative covenants that limit, among other things, the Company’s ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, permit a change of control, pay dividends or distributions, make investments, and enter into certain transactions with affiliates. The Loan Agreement also included events of default customary for agreements of this type.

As of March 31, 2020, the Company had no debt outstanding under the Credit Facilities. During the first quarter of 2020, borrowings under the Credit Facilities totaled $20.9 million that consisted of $13.9 million related to Draw Term Loans, net of unamortized debt issuance cost of less than $0.1 million, and $7.0 million related to the Revolving Loan Facility. Net borrowings under the Credit Facilities totaled $54.5 million at December 31, 2019, of which $40.5 million net of unamortized debt issuance cost of $0.6 million, related to the Draw Term Loans and $14.0 million related to the Revolving Loan Facility.

Interest expense and fees totaled $0.7 million for the three months ended March 31, 2020, of which $0.6 million was related to the recognition of debt issuance fees due to the repayment of the Draw Term Loan. Interest expense and fees totaled $0.1 million for the three months ended March 31, 2019.

In 2019, the Company incurred $1.1 million of debt issuance cost upon execution of the Credit Facility. As of March 31, 2020, the Company paid the outstanding balance of the Draw Term Loan and wrote down $0.6 million of the related debt

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issuance fees that were recognized as interest expense. As of March 31, 2020, $0.5 million of the remaining debt issuance cost was recorded to other assets and less than $0.1 million was recorded to other current assets.

Note 6– Leases:

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	5.99
Weighted-average discount rate	6.14%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of adoption to determine the present value of lease payments.

Maturities of lease liabilities under noncancellable operating leases as of March 31, 2020 were as follows:

March 31, 2020

2020 (a)	1,319,802
2021	1,768,626
2022	1,763,787
2023	1,802,007
2024	1,511,214
2024 and beyond	2,786,004
Total lease payments	10,951,440
Less: Imputed interest	(1,641,112)
Present value of lease liabilities	$9,310,328

(a)	Excluding the three months ended March 31, 2020.

A summary of rent expense for the three months ended March 31, 2020 and 2019 was as follows:

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$452,155	$256,882

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Three Months Ended March 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$283,982	$246,735

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2020 and 2019 is $2,241,847 and $1,260,126, respectively.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At March 31, 2020, there were zero shares available for grant as the 2010 Plan is frozen. The total number of unexercised options for the 2010 Plan is 256,890.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, 2,644,133 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At March 31, 2020, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years or cliff vest (as defined in the restricted stock agreement) and non-employee director RSUs vest over one year). The total number of unexercised options and RSUs for the 2014 Plan is 2,644,133.

At March 31, 2020, there were 1,457,834 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016 and the first quarter of 2020, share-based awards were granted to the Company’s Chief Executive Officer and the Executive Vice President of Finance, respectively, as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the agreement, the grant is governed as if issued under the 2014 Omnibus Plan. As of March 31, 2020, the awards granted were time-based (cliff vest over four years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the three months ended March 31, 2020.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,359,990	$11.50
Granted	15,000	60.10
Exercised	(44,156)	9.11
Forfeited	(357)	11.00
Outstanding at March 31, 2020	1,330,477	$12.13

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the nine months ended March 31, 2020.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,372,819	$18.31
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2020	1,372,819	$18.31

As of March 31, 2020, 1,303,361 performance-vested stock options at a weighted average exercise price of $18.50 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the three months ended March 31, 2020.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the three months ended March 31, 2020.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2019	240,229	$29.07
Granted	5,280	62.88
Issued upon vesting	(32,727)	17.56
Forfeited	(604)	32.83
Outstanding at March 31, 2020	212,178	$31.68

Note 8 – Net Loss Per Share Attributable to Common Shareholder:

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three months ended March 31, 2020 and 2019, there were no adjustments between net loss and net loss attributable to common stockholders.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The potentially dilutive securities are as follows:

	Three Months Ended
	March 31,
	2020	2019
Service Period Stock Options	1,355,853	1,686,048
Restricted Stock Units	241,582	249,252
Performance Stock Options	34,482	59,693
Total	1,631,917	1,994,993

For the three months ended March 31, 2020 and 2019, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 9 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Note 10 – Commitments and Contingencies:

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted on April 21, 2016 in the United States District Court for the District of New Jersey against the Company and certain of the Company’s current and former executive officers and directors on behalf of certain purchasers of our common stock. The plaintiffs sought to recover damages for investors under the federal securities laws.  On October 3, 2019, the parties filed with the District Court a motion for preliminary approval of settlement that attached the parties’ stipulation of settlement and a proposed order. The settlement funds due, held in escrow, were paid by the Company’s insurers, and the District Court approved the Final Judgment and Order of Dismissal with Prejudice on March 11, 2020 with a 30 day option to appeal.  As of March 31, 2020, the Company accrued for an estimated probable loss of $10.1 million, which represents the settlement amount and accrued legal fees. The Company concluded that the insurance recovery is probable and recorded a gain contingency of $10.1 within other current assets. There was no appeal taken within 30 days from the entry of the Judgment. The Judgment was Effective April 10, 2020.

A shareholder derivative lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors based on state law claims (alleged breaches of fiduciary duty, waste, and unjust enrichment) in connection with the alleged violations of federal securities laws alleged in the Curran action. On April 3, 2019, the Court granted a stay of the Meldon case pending (i) the close of expert discovery in the Curran action or (ii) the dismissal with prejudice of the Curran action. The parties then entered into settlement discussions, after which the parties reached an agreement in principle to settle the case based on the Company’s commitment to continue certain governance practices. The parties also reached agreement on attorneys’ fees. The settlement is subject to court approval. All parties believe that the agreement in principle to settle the dispute is in their respective best interests in order to avoid the risk, uncertainty, and costs associated with litigation. The parties are in the process of finalizing the settlement documents for submission to the District Court. As of March 31,2020, the Company accrued for an estimated probable loss of $0.2 million, which represents the proposed settlement and accrued legal fees. The Company concluded that the insurance recovery is probable and recorded a gain contingency of $0.2 million within other current assets.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued for recognitions or disclosures and no events have occurred that require disclosure, except for the following:

On April 17, 2020 the Company amended its  senior secured credit facility (the “New Credit Facility”). This New Credit Facility of $165.0 million, includes a $130.0 million delayed draw term loan facility and a $35.0 million revolving loan facility. The New Credit Facilities replaces the Company’s prior $55.0 million delayed draw term loan facility and $35.0 million revolving loan facility. The New Credit Facility will mature on April 17, 2025.

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

For information regarding our consolidated operating results, financial condition, liquidity and cash flows for the three months ended March 31, 2019 as compared to the same period in 2018, refer to "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 7, 2019, which information is incorporated herein by reference.

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since our Company’s inception in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Recent Developments

Preliminary Observations on the Effects of COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In late February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic.

Due to COVID-19 our retail customers, in the US, UK and Canada, especially in Grocery and Mass, experienced a surge in consumption as consumers stocked up on food and necessities towards the second half of Q1 2020. The unexpected surge in consumption caused a spike in orders which at times was greater than our production capacity. This caused instances in which we were not able to ship 100% of the orders placed in the first quarter, which was not unusual for consumer packaged goods companies during March. The surge in consumption lasted through early April. During the second quarter, we expect to catch up to the surge in demand we experienced during the first quarter.

As noted above, the increased surge in consumption exceeded our production capacity during Q1 2020. In order to address the surge in demand and begin to rebuild trade inventories in the second quarter, the Company is making investments designed to protect its team members. These efforts include taking the temperature of every team member before entering the Kitchens, installing increased space for social distancing, instituting staggered shifts, enhancing daily sanitation efforts and weekly deep cleaning of all common areas, requiring use of face coverings by all employees, and limiting access and administering a health check on all visitors. Additionally, the Company suspended its absenteeism policy – and brought in incremental staffing to meet demand – so that any team member who does not feel well does not feel compelled to show up for work. Our Freshpet Kitchens manufacturing facility in Bethlehem, PA is under an exemption included in the Governor of Pennsylvania’s order to close all non-life sustaining businesses. The order specifically exempts “animal food manufacturing” from the closure order.

As we look at the implications of COVID-19 on our business over the next 6-12 months there is a lot of uncertainty, including our ability to execute on planned Freshpet Fridge placements and new product listings. Although there is uncertainty about the timing of Fridge placements and new product listing, advertising drives a significant majority of our growth. Our ability to advertise has not been impacted, and as the pandemic causes media rates to go down, there is opportunity for more efficient advertising spend. Further, our consumer demand has remained consistent, and we have not relied on retailer discounting or promotional activity to drive volume or trial.

Additionally, we are unsure how long we will be required to absorb significantly higher costs to protect and reward our employees while simultaneously ensuring we can support our pet parents. We are also monitoring our supply of raw materials and ingredients and packaging materials. Although we have not experienced any extended interruptions to date and our chicken prices for the year are fixed contractually, subject to limited exceptions, we have used our secondary suppliers with increased frequency.

Based on information available to us as of the date of this report and the investments we made that are noted above, we believe we will be able to start rebuilding trade inventories in the second quarter and once again continue to deliver our products to meet customer orders on a timely basis. We continue to monitor the retail environment and pet parent demand, and intend to adapt as needed to continue to drive growth and meet our goal of “changing the way we feed our pets forever” during the evolving COVID-19 pandemic.

Our current preliminary observations on the effects of COVID-19 assumes there is not a material change to customer operations, consumer purchasing behavior, or unexpected changes to our supply chain over the remainder of the year due to the COVID-19 situation. See the important information in Item 1A. “Risk Factors” below, under the caption “The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.”

Supporting Freshpet’s Growth –

At the Company’s February 2020 Investor Day. Freshpet’s updated strategic plan was presented – “Feed the Growth – 5 by 2025”. The strategic plan looks to add 5 million more households by 2025. To support the strategic plan Freshpet is committed to invest in production capacity as well as upgrades to our systems and processes. During 2020 the investments related to capacity upgrades include:

•

Full Conversion of Freshpet Kitchens to Seven-Day Production - During January of 2020, the Company completed the full conversion to seven-day production across all four manufacturing lines at Freshpet Kitchens by converting its final and fourth line to seven-day production.

•	Opening of Kitchens South – The Company completed its investment of approximately $15.0 million at a manufacturing facility titled “Kitchens South” which cooked its first meal in February 2020.
•

Freshpet Kitchens 2.0 - The Company has continued to build a 90,000 square-foot addition to our manufacturing location. Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated for the second half of 2020. Of the expected approximate $110.0 million investment, we have invested approximately $57.5 million on the project to date, with approximately $20.4 million invested during 2020.

•

Freshpet Kitchens 3.0 - Located in Ennis, Texas on 74 acres, the initial design and engineering phase has begun. We expect initial production to begin by the fourth quarter of 2022. The Company expects, over time, to install at least seven production lines. Each line is expected to produce approximately $100.0 million in net sales.

Additionally, the Company is upgrading its enterprise resource planning (“ERP”) system.  The project commenced in Q1 2020 with due diligence regarding software selection.  The project is expected to run through Q4 of 2021.

In order to fund the strategic capital investments as well as provide the Company with capital flexibility, the Company performed a primary equity offering which provided proceeds of $252.1 million and amended its Credit Facility which increased available debt by $130.0 million.

To help fund the Company’s strategic capital investments, on March 2, 2020, the Company completed a primary equity offering pursuant to which the Company issued and sold 3,999,999 shares of its common stock to the underwriters of such offering for net proceeds of approximately $252.1 million.

In addition, on April 17, 2020, the Company entered into a Fifth Amended and Restated Loan and Security Agreement with City National Bank, as the arranger and administrative agent, and the other lenders party thereto (the “New Loan Agreement”). The New Loan Agreement provides for a $165.0 million senior secured credit facility (the “New Credit Facility”), encompassing a $130.0 million delayed draw term loan facility (the “New Delayed Draw Facility”) and a $35.0 million revolving loan facility (the “New Revolving Loan Facility”), which replaces the Company’s prior $55.0 million delayed draw term loan facility and $35.0 million revolving loan facility.

The Company intends to use the net proceeds from the primary equity offering, borrowings from the New Credit Facility and cash from operations to continue to fund the Freshpet Kitchens expansion projects.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 21,900 retail stores as of March 31, 2020. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Our gross profit margins are also impacted by the cost of ingredients, packaging materials, and labor and overhead and share-based compensation related to direct labor and overhead. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $198.1 million as of December 31, 2019, of which, approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018 and 2019, of approximately $23.1 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code(the “Code”). The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited. At December 31, 2019, we had approximately $160.0 million of state NOLs, which expire between 2020 and 2039. At December 31, 2019, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$70,098	100%	$54,792	100%
Cost of goods sold	38,308	55	28,877	53
Gross profit	31,790	45	25,915	47
Selling, general and administrative expenses	34,676	50	29,232	53
Loss from operations	(2,886)	(4)	(3,317)	(6)
Other income/(expenses), net	21	0	17	0
Interest expense	(704)	(1)	(103)	(0)
Loss before income taxes	(3,569)	(5)	(3,403)	(6)
Income tax expense	21	0	19	0
Net loss	$(3,590)	(5)%	$(3,422)	(6)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2020			2019
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$60,819	87%	16,686	$45,708	83%	14,786
Pet Specialty and Natural (2)	9,279	13	5,181	9,084	17	5,267
Net Sales	70,098	100%	21,867	$54,792	100%	20,053

(1)Stores at March 31, 2020 and March 31, 2019 consisted of 11,614 and 10,231 Grocery and 5,072 and 4,555 Mass and Club, respectively.

(2)Stores at March 31, 2020 and March 31, 2019 consisted of 4,722 and 4,842 Pet Specialty and 459 and 425 Natural, respectively.

Net sales increased $15.3 million, or 27.9%, to $70.1 million for the three months ended March 31, 2020 as compared to the same period in the prior year. The $15.3 million increase in net sales was driven by growth of $15.1 million in our Grocery (including Online), Mass, and Club refrigerated channel and $0.2 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 9.0% to 21,867 as of March 31, 2020 compared to 20,053 as of March 31, 2019.

Gross Profit

Gross profit increased $5.9 million, or 22.7%, to $31.8 million for the three months ended March 31, 2020 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales.

Our gross profit margin of 45.4% for the three months ended March 31, 2020 decreased 190 basis points compared to the same period in the prior year, due to increased processing cost of 100 basis points, increased labor and overhead cost of 100 basis points due to 7 day production ramp up, plant start-up cost of 60 basis points and 30 basis points related to COVID-19 related cost, partially offset by increase in sales price and shifting selling mix of 100 basis points.

Adjusted Gross Profit was $34.7 million and $27.6 million in the three months ended March 31, 2020 and 2019 respectively. Adjusted Gross Profit Margin was 49.5% and 50.4% in the three months ended March 31, 2020 and 2019, respectively. Adjusted Gross Profit excludes $1.7 million of depreciation expense and $0.5 million of plant start-up expense and $0.4 million of share-based compensation expense and $0.2 million in COVID-19 expenses in the three months ended March 31, 2020 and excludes $1.6 million of depreciation expense and $0.1 million of share-based compensation expense in the three months ended March 31, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million, or 18.6%, to $34.7 million for the three months ended March 31, 2020 as compared to the same period in the prior year. Key components of the dollar increase include higher media expense of $1.7 million, higher incremental operating costs of $1.3 million, higher variable cost due to volume of $1.2 million and depreciation and options expense of $1.2 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 49.5% for the three months ended March 31, 2020 from 53.4% for the three months ended March 31, 2019.

Adjusted SG&A decreased as a percentage of net sales to 41.3% in the three months ended March 31, 2020 as compared to 45.4% of net sales in the three months ended March 31, 2019. The decrease of 410 basis points in Adjusted SG&A is a result of 250 basis point gain in SG&A leverage, and 160 basis points leverage gain in media. Since the start of the Company’s Feed The Growth Initiative, the Company has gained approximately 660 basis points of leverage on

Adjusted SG&A. Adjusted SG&A excludes $2.7 million of depreciation expense, $1.7 million of non-cash share-based compensation expense, $1.0 million of launch expense, $0.3 million in enterprise resource planning expense and $0.1 million of equity offering expense in the three months ended March 31, 2020 while excluding $2.1 million of depreciation and amortization expense, $1.1 million for share-based compensation expense, and $1.1 million of launch expense in the three months ended March 31, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations decreased $0.4 million to $2.9 million for the three months ended March 31, 2020 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating primarily to our credit facilities was $0.7 million for the three months ended March 31, 2020, of which $0.6 million was related to the recognition of debt issuance fees with the repayment of the Draw Term Loan, while interest expense was $0.1 million in the three months ended March 31, 2019.

Other Income/(Expenses), net

Other income (expenses), net increased less than $0.1 million for the three months ended March 31, 2020 compared to the same period in the prior year.

Net Loss

Net loss increased $0.2 million to $3.6 million for the three months ended March 31, 2020 as compared to loss of $3.4 million for the same period in the prior year as a result of the factors discussed above.

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

•Adjusted SG&A expenses as a percentage of net sales

•EBITDA

•Adjusted EBITDA

•Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense, plant start-up expense, COVID-19 expenses and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, loss on disposal of equipment, fees related to equity offerings, and fees associated with due diligence of new enterprise resource planning (“ERP”) software. EBITDA represents net loss plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, non-cash share-based compensation, launch expenses, plant start-up expense, fees related to equity offerings, COVID-19 expenses and fees associated with due diligence of new ERP software. We have changed our method for calculating Adjusted Gross Profit and Adjusted EBITDA in light of certain non-recurring expenses related to the COVID-19 pandemic.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Net loss	$(3,590)	$(3,422)
Depreciation and amortization	4,453	3,720
Interest expense	704	103
Income tax expense	22	19
EBITDA	$1,589	$420
Loss on disposal of equipment	2	8
Non-cash share-based compensation	2,178	1,200
Launch expense (a)	957	1,123
Plant start-up expenses (b)	467	—
Equity offering expenses (c)	58	34
Enterprise Resource Planning software(d)	273	—
COVID-19 expense (e)	217	—
Adjusted EBITDA	$5,741	$2,785
Adjusted EBITDA as a % of Net Sales	8.2%	5.1%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
(c)	Represents fees associated with public offerings of our common stock.
(d)	Represents fees associated with due diligence of new Enterprise Resource Planning software.
(e)

Represents COVID-19 including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigate potential supply chain disruptions during the pandemic.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Gross Profit	$31,790	$25,915
Depreciation expense (a)	1,744	1,566
Plant start-up expense (b)	467	—
Non-cash share-based compensation (c)	449	148
COVID-19 expense (d)	217	—
Adjusted Gross Profit	$34,667	$27,629
Adjusted Gross Profit as a % of Net Sales	49.5%	50.4%

(a)	Represents depreciation and amortization expense included in cost of goods sold.
(b)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
(c)	Represents non-cash share-based compensation expense included in cost of goods sold.
(d)

Represents COVID-19 including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigate potential supply chain disruptions during the pandemic.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
SG&A expenses	$34,676	$29,232
Depreciation and amortization expense (a)	2,709	2,154
Non-cash share-based compensation (b)	1,729	1,052
Launch expense (c)	957	1,123
Loss on disposal of equipment	2	—
Equity offering expenses (d)	58	34
Enterprise Resource Planning software (e)	273	—
Adjusted SG&A Expenses	$28,948	$24,869
Adjusted SG&A Expenses as a % of Net Sales	41.3%	45.4%

(a)	Represents non-cash depreciation expense included in SG&A.
(b)	Represents non-cash share-based compensation expense included in SG&A.
(c)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(d)	Represents fees associated with public offerings of our common stock.
(e)	Represents fees associated with due diligence of new Enterprise Resource Planning software.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our current and future cash flow from operations and our current and future available borrowing capacity. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs are for ingredients, packaging and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plant to support our net sales growth.

Over the next three years we also expect to invest over $300 million in capital expenditures to expand our plant capacity and increase distribution. We believe that our cash and cash equivalents, short-term investments, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. From time to time, we may seek to raise additional capital by accessing the debt and/or equity markets to fund capital expenditures or otherwise However, our ability to continue to meet our capital resource requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations, our ability to manage costs and working capital successfully and our ability to access the debt and equity markets. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	149,486	9,472
Short-term investments	20,000	—
Accounts receivable, net of allowance for doubtful accounts	20,295	18,581
Inventories, net	16,005	12,542
Prepaid expenses	2,998	3,276
Other current assets	10,721	10,453
Accounts payable	(20,421)	(18,668)
Accrued expenses	(20,440)	(22,133)
Current operating lease liabilities	(1,241)	(1,185)
Total Working Capital	$177,403	$12,338

Working capital consists of current assets net of current liabilities. Working capital increased $165.1 million to $177.4 million at March 31, 2020 compared with working capital of $12.3 million at December 31, 2019. The increase was mainly a result of the equity raise and an increase in accounts receivable and inventories, offset by an increase in accounts payable. The increase in accounts receivable and inventories is mainly due to the growing business. The increase in accounts payable was mainly due to capex spend of $8.7 million that was within accounts payable as of March 31, 2020. The increase in accounts receivable and inventory is a result of the growth the Company has experienced during the year.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three to four weeks.

As of March 31, 2020, our capital resources consisted primarily of $149.5 million of cash on hand, $20.0 million in short-term investments and $35.0 million available under our credit facilities, of which $2.0 million is reserved for two Letters of Credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Cash at the beginning of period	$9,472	$7,554
Net cash used in operating activities	(2,501)	(4,457)
Net cash used in investing activities	(54,238)	(10,454)
Net cash provided by financing activities	196,753	11,118
Cash at the end of period	$149,486	$3,761

Net Cash Used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e. provision for loss on receivables, loss on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

For the three months ended March 31, 2020, net cash used in operating activities of $2.5 million was primarily attributed to:

•	$6.1 million increase in working capital mainly due to a $5.1 million change in assets and a $1.0 million change in liabilities.
•	$0.3 million increase in other lease liabilities.

This was partially offset by:

•

$3.9 million of net income, adjusted for reconciling non-cash items, which excludes $7.5 million primarily related to $2.2 million of share-based compensation and $4.5 million of depreciation and amortization.

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

•	$0.2 million increase in other lease liabilities.

This was partially offset by:

•

$1.5 million of net income, adjusted for reconciling non-cash items, which excludes $5.0 million primarily related to $1.2 million of share-based compensation and $3.7 million of depreciation and amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities of $54.2 million for the three months ended March 31, 2020, was primarily related to:

•

$28.1 million in capital expenditures for Freshpet Kitchens, of which $25.6 million relates to the Freshpet Kitchens and other expansion projects and $2.5 million relates to recurring capital expenditures.

•	$6.1 million in capital expenditures relating to investment in fridges and other capital spend.
•	$20.0 million purchase of short term investments.

Net cash used in investing activities of $10.5 million for the three months ended March 31, 2019, was primarily related to:

•	$6.0 million in capital expenditures for Freshpet Kitchens, of which $4.9 million relates to the Freshpet Kitchens expansion and $1.1 million relates to recurring capital expenditures.
•	$4.5 million in capital expenditures relates to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $196.8 million for the three months ended March 31, 2020, attributable to:

~~•~~	$252.1 million of proceeds from common shares issued in primary offering, net of issuance cost.
~~•~~	$20.9 million of proceeds from borrowings under our credit facilities.
•	$0.4 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$76.0 million repayment of borrowings under credit facilities.
•	$0.6 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities was $11.1 million for the three months ended March 31, 2019, attributable to:

~~•~~	$10.0 million of proceeds from borrowings under our credit facilities.
•	$1.8 million cash proceeds from the exercise of stock options.

This was partially offset by:

~~•~~	$0.7 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Notes 5 and 11 to our consolidated financial statements included in this report.

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

Recent Accounting Pronouncements

Recently Adopted Standards:

See Note 1 of our consolidated financial statements for additional information.

Standards Effective in Future Years:

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed herein were assessed and determined to be either not applicable or are expected to have minimal impact to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. During the quarter ended March 31, 2020, we borrowed $20.9 million from our credit facilities,  all of which was repaid as of March 31, 2020.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for both the three months ended March 31, 2020 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of March 31, 2020, there were no forward contracts outstanding.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted April 21, 2016 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain purchasers of our common stock. We were served with a copy of the complaint in June 2016. The plaintiffs sought to recover damages for investors under the federal securities laws. The parties filed briefing on class certification and engaged in fact and expert discovery. The parties then entered into mediation and settlement discussions, after which the parties entered into stipulation of settlement to amicably resolve the dispute. All parties to the agreement believed that it was in their respective best interests to settle the dispute in order to avoid the risk, uncertainty, and costs associated with litigation. Under the settlement, Freshpet and its related defendants agreed to settle the litigation for $10.1 million, subject to the approval of the District Court. The settlement funds due were paid by the Company’s insurers, and the District Court approved the Final Judgment and Order of Dismissal with Prejudice on March 11, 2020. There was no appeal taken within 30 days from the entry of the Final Judgment. The Final Judgment became effective April 10, 2020.

A shareholder derivative lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors based on state law claims (alleged breaches of fiduciary duty, waste, and unjust enrichment) in connection with the alleged violations of federal securities laws alleged in the Curran action. On April 3, 2019, the Court granted a stay of the Meldon case pending (i) the close of expert discovery in the Curran action or (ii) the dismissal with prejudice of the Curran action. The parties then entered into settlement discussions, after which the parties reached an agreement in principle to settle the case based on the Company’s commitment to continue certain governance practices. The parties also reached agreement on attorneys’ fees. The settlement is subject to Court approval. All parties believe that the agreement in principle to settle the dispute is in their respective best interests in order to avoid the risk, uncertainty, and costs associated with litigation. The parties are in the process of finalizing the settlement documents for submission to the District Court. As of March 31, 2020, the Company accrued for an estimated probable loss of $0.2 million, which represents the proposed settlement and accrued legal fees. The Company concluded that the insurance recovery is probable and recorded a gain contingency of $0.2 million within other current assets.

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

Item 1A. Risk Factors

The information set forth below supplements, and should be read in conjunction with, the “Risk Factors” section in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2019.

The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In late February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic.

COVID-19 may affect demand for our products due to quarantines, government restrictions on movements, or other societal changes. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, may have adverse effects on in-person traffic to retail stores and, in turn, our business. Even the perceived risk of infection or health risk may adversely affect traffic to retail customers and, in turn, our business, liquidity, financial condition and results of operations. Further, if any circumstances related to the pandemic cause consumers to change how they feel about the presence of pets in their households, that could have a material impact on demand.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt our third party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. As a result of the current COVID-19 outbreak, transport restrictions related to quarantines or travel bans have been put in place and global supply may become constrained, each of which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations, including manufacturing at our Freshpet Kitchens may be negatively affected. Additionally, the Company has incurred, and may continue to incur additional costs related to initiatives that increase workplace safety and attempt to minimize potential manufacturing shutdowns.

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing retail customers and consumers, and to attract new customers and consumers. Our ability to implement our advertising, increase our distribution, and innovate new products, that are designed to increase and maintain sales volumes may be negatively affected as a result of decreased retailer traffic, modifications to retailer shelf reset timing or other activities during the COVID-19 outbreak. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively impact our business.

Adverse and uncertain economic conditions, such as decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence as a result of the COVID-19 outbreak or similar situations, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

Item 6.	Exhibits

Exhibit No.	Description
10.1

First Amended and Restated Loan and Security Agreement Amendment, dated April 17, 2020, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2020	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)