Form 10-Q
period 2020-06-30
Freshpet, Inc.
filed 2020-08-04
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 40,474,693 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,727,885	$9,471,676
Short-term investments	20,001,196	—
Accounts receivable, net of allowance for doubtful accounts	22,651,347	18,580,840
Inventories, net	18,692,994	12,542,269
Prepaid expenses	2,782,085	3,275,992
Other current assets(1)	765,463	10,452,990
Total Current Assets	172,620,970	54,323,767
Property, plant and equipment, net	220,074,510	165,287,597
Deposits on equipment	6,134,329	3,600,931
Operating lease right of use assets	8,690,401	9,154,234
Other assets	4,340,100	3,759,058
Total Assets	$411,860,310	$236,125,587
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,090,164	$18,667,729
Accrued expenses(1)	8,985,593	22,132,928
Current operating lease liabilities	1,336,694	1,185,058
Total Current Liabilities	19,412,451	41,985,715
Long term debt	—	54,466,099
Long term operating lease liabilities	7,856,832	8,409,252
Total Liabilities	$27,269,283	$104,861,066
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 40,480,225 issued and 40,466,056 outstanding on June 30, 2020, and 36,162,433 issued and 36,148,264 outstanding on December 31, 2019	40,480	36,162
Additional paid-in capital	591,386,109	334,299,172
Accumulated deficit	(206,172,555)	(202,735,417)
Accumulated other comprehensive income (loss)	(406,781)	(79,170)
Treasury stock, at cost — 14,169 shares on June 30, 2020 and on December 31, 2019	(256,226)	(256,226)
Total Stockholders' Equity	384,591,027	131,264,521
Total Liabilities and Stockholders' Equity	$411,860,310	$236,125,587

See accompanying notes to the unaudited consolidated financial statements.

(1)	See Note 10 for additional information.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET SALES	$79,980,060	$60,052,179	$150,077,864	$114,844,381
COST OF GOODS SOLD	46,046,979	32,725,598	84,355,157	61,602,819
GROSS PROFIT	33,933,081	27,326,581	65,722,707	53,241,562
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	33,702,103	32,672,284	68,378,046	61,904,534
INCOME (LOSS) FROM OPERATIONS	230,978	(5,345,703)	(2,655,339)	(8,662,972)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	23,586	(20,748)	45,104	(3,453)
Interest Expense	(79,869)	(275,649)	(783,703)	(378,425)
	(56,283)	(296,397)	(738,599)	(381,878)
INCOME (LOSS) BEFORE INCOME TAXES	174,695	(5,642,100)	(3,393,938)	(9,044,850)
INCOME TAX EXPENSE	21,600	19,250	43,200	38,500
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$153,095	$(5,661,350)	$(3,437,138)	$(9,083,350)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$(386,566)	$(153,321)	$(327,611)	$(62,274)
TOTAL OTHER COMPREHENSIVE (LOSS)	(386,566)	(153,321)	(327,611)	(62,274)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(233,471)	$(5,814,671)	$(3,764,749)	$(9,145,624)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.00	$(0.16)	$(0.09)	$(0.25)
-DILUTED	$0.00	$(0.16)	$(0.09)	$(0.25)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	40,338,982	35,930,350	38,891,370	35,800,061
-DILUTED	41,509,819	35,930,350	38,891,370	35,800,061

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2019	36,162,433	$36,162	$334,299,172	$(202,735,417)	$(79,170)	14,169	$(256,226)	$131,264,521
Exercise of options to purchase common stock	44,156	44	402,512	—	—	—	—	402,556
Issuance of restricted stock units	64,823	65	(644,664)	—	—	—	—	(644,599)
Share-based compensation expense	—	—	2,241,847	—	—	—	—	2,241,847
Shares issued in primary offering	3,999,999	4,000	252,058,254	—	—	—	—	252,062,254
Foreign Currency Translation	—	—	—	—	58,955	—	—	58,955
Net loss	—	—	—	(3,590,233)	—	—	—	(3,590,233)
BALANCES, March 31, 2020	40,271,411	$40,271	$588,357,121	$(206,325,650)	$(20,215)	14,169	$(256,226)	$381,795,301
Exercise of options to purchase common stock	199,796	200	1,687,780	—	—	—	—	1,687,980
Issuance of restricted stock units	9,018	9	(991,706)	—	—	—	—	(991,697)
Share-based compensation expense	—	—	2,332,915	—	—	—	—	2,332,915
Shares issued in primary offering	—	—	—	—	—	—	—	—
Foreign Currency Translation	—	—	—	—	(386,566)	—	—	(386,566)
Net loss	—	—	—	153,095	—	—	—	153,095
BALANCES, June 30, 2020	40,480,225	$40,480	$591,386,109	$(206,172,555)	$(406,781)	14,169	$(256,226)	$384,591,027

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475
Exercise of options to purchase common stock	248,195	248	1,791,420	—	—	—	—	1,791,668
Issuance of restricted stock units	61,532	62	(673,836)	—	—	—	—	(673,774)
Share-based compensation expense	—	—	1,260,126	—	—	—	—	1,260,126
Foreign Currency Translation	—	—	—	—	91,047	—	—	91,047
Net loss	—	—	—	(3,422,000)	—	—	—	(3,422,000)
BALANCES, March 31, 2019	35,866,322	$35,866	$325,457,147	$(204,774,682)	$59,437	14,169	$(256,226)	$120,521,542
Exercise of options to purchase common stock	194,497	194	1,983,685	—	—	—	—	1,983,879
Issuance of restricted stock units	29,126	29	(579,207)	—	—	—	—	(579,178)
Share-based compensation expense	—	—	1,480,882	—	—	—	—	1,480,882
Foreign Currency Translation	—	—	—	—	(153,321)	—	—	(153,321)
Net loss	—	—	—	(5,661,350)	—	—	—	(5,661,350)
BALANCES, June 30, 2019	36,089,945	$36,089	$328,342,507	$(210,436,032)	$(93,884)	14,169	$(256,226)	$117,592,454

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,437,138)	$(9,083,350)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	6,631	(2,520)
Loss on disposal of equipment	35,855	684
Share-based compensation	4,464,116	2,630,180
Inventory obsolescence	151,123	105,170
Depreciation and amortization	9,893,912	7,643,452
Amortization of deferred financing costs and loan discount	691,467	72,294
Changes in operating assets and liabilities:
Accounts receivable	(4,077,138)	(7,027,205)
Inventories	(6,301,848)	(4,013,770)
Prepaid expenses and other current assets	10,181,434	(177,392)
Operating lease right of use	463,833	(177,249)
Other assets	(211,754)	(44,498)
Accounts payable	(3,430,173)	(158,556)
Accrued expenses	(13,147,335)	(31,969)
Other lease liabilities	(400,784)	229,194
Other current liabilities	—	200,000
Net cash flows used in operating activities	(5,117,799)	(9,835,535)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(20,001,196)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(73,250,757)	(22,888,753)
Net cash flows used in investing activities	(93,251,953)	(22,888,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	252,062,253	—
Proceeds from exercise of options to purchase common stock	2,090,536	3,775,548
Tax withholdings related to net shares settlements of restricted stock units	(1,636,296)	(1,252,953)
Proceeds from borrowings under Credit Facilities	20,933,000	35,307,000
Repayment of borrowings under Credit Facilities	(76,000,000)	(7,500,000)
Financing fees paid in connection with borrowings	(823,532)	(406,859)
Net cash flows provided by financing activities	196,625,961	29,922,736
NET CHANGE IN CASH AND CASH EQUIVALENTS	98,256,209	(2,801,552)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,471,676	7,554,388
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,727,885	$4,752,836
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$789,417	$165,844
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$1,427,123	$7,662,437

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, “we” or “our”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets, into major retail classes including Grocery (including online), Mass and Club, Pet Specialty, and Natural retail.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or any other interim periods, or any future year or period. Certain amounts that appear in this report may not add up because of differences due to rounding.

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

The three levels of the fair value hierarchy are as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.
•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies.
•	Level 3 - Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, other receivables, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

As of June 30, 2020, the Company only maintained Level 1 assets and liabilities.

Short-Term Investments – The Company holds interest-bearing certificates of deposits with financial institutions with maturities ranging from three months to one year. Certificates of deposit are classified as short-term investments and interest is recorded as other income.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 87,543 shares totaling $1.0 million and 97,620 shares totaling $1.6 million for the three and six months ended June 30, 2020, respectively, and withheld 13,383 shares totaling $0.6 million and 31,734 shares totaling $1.3 million for the three and six months ended June 30, 2019, respectively. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

Debt Issuance Cost – During the first quarter of 2020, the Company paid the outstanding balance of the Delayed Draw Term Loan associated with the Fourth Amended and Restated Loan and Security Agreement and wrote down $0.6 million of the related fees to interest expense.

During the second quarter of 2020, as part of the Fifth Amended and Restated Loan and Security Agreement (as amended, the "New Loan Agreement"), the Company incurred an additional $0.8 million of fees associated with the debt modification, of which $0.6 million of the fees were related to the Delayed Draw Term Loan with the remaining balance relating to the Revolving Loan Facility. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets. As of June 30, 2020, there was $1.1 million of debt issuance cost that were recorded to other assets and less than $0.3 million was recorded to other current assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Grocery (including Online), Mass and Club	$68,284,447	$49,920,536	$129,103,297	$95,628,433
Pet Specialty and Natural	11,695,613	10,131,643	20,974,567	19,215,948
Net Sales	$79,980,060	$60,052,179	$150,077,864	$114,844,381

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The reported results for the three and six months ended June 30, 2020 reflect the application of ASU 2016-13. The application of the update did not have a material impact to our allowance for doubtful accounts. Please see the description of the Company’s “Trade accounts receivable” accounting policy above.

Note 2 – Inventories:

	June 30,	December 31,
	2020	2019
Raw Materials and Work in Process	$6,855,331	$4,453,498
Packaging Components Material	1,845,295	1,419,155
Finished Goods	10,251,820	6,842,359
	18,952,446	12,715,012
Reserve for Obsolete Inventory	(259,452)	(172,743)
	$18,692,994	$12,542,269

Note 3 – Property, Plant and Equipment:

	June 30,	December 31,
	2020	2019
Refrigeration Equipment	$106,012,579	$97,568,137
Machinery and Equipment	69,543,548	54,274,118
Building, Land, and Improvements	27,255,091	25,621,495
Furniture and Office Equipment	4,946,145	4,931,703
Leasehold Improvements	748,060	395,241
Automotive Equipment	164,430	309,137
Construction in Progress	96,170,302	58,587,375
	304,840,155	241,687,206
Less: Accumulated Depreciation	(84,765,645)	(76,399,609)
	$220,074,510	$165,287,597

Depreciation expense related to property, plant and equipment totaled $5,365,720 and $9,738,511 for the three and six months ended June 30, 2020, respectively, of which $2,550,041 and $4,293,698 was recorded to cost of goods sold for the three and six months ended June 30, 2020, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense. The increase in depreciation expense was mainly related to Kitchens South.

Depreciation expense related to property, plant and equipment totaled $3,843,199 and $7,486,692 for the six months ended June 30, 2019, respectively, of which $1,588,692 and $3,154,780 was recorded to cost of goods sold for the six months ended June 30, 2019, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Accrued Expenses:

	June 30,	December 31,
	2020	2019
Legal Contingency (1)	-	10,100,000
Accrued Compensation and Employee Related Costs	3,508,091	6,390,692
Accrued Chiller Cost	1,721,401	1,576,214
Accrued Customer Consideration	650,685	635,399
Accrued Freight	828,728	702,673
Accrued Production Expenses	880,974	413,550
Accrued Marketing	865,584	1,187,885
Other Accrued Expenses	530,129	1,126,515
	$8,985,593	$22,132,928
(1)	See Note 10 for additional information.

Note 5 – Debt:

On April 17, 2020, the Company entered into the New Loan Agreement, which amended and restated in full the Company’s Fourth Amended and Restated Loan and Security Agreement, dated as of May 15, 2019. The New Loan Agreement provides for a $165.0 million senior secured credit facility (the "New Credit Facility"), encompassing a $130.0 million delayed draw term loan facility (the "Delayed Draw Facility") and a $35.0 million revolving loan facility (the "Revolving Loan Facility"), which replaces the Company's prior $55.0 million delayed draw term loan facility and $35.0 million revolving loan facility.

The New Credit Facility matures on April 17, 2025 and borrowings thereunder bear interest at variable rates depending on the Company's election, either at a base rate or at LIBOR (or a comparable successor rate if LIBOR no longer exists), in each case, plus an applicable margin. Subject to the Company's leverage ratio, the applicable margin varies between 0.50% and 1.00% for base rate loans and 1.50% and 2.00% for LIBOR loans. The Company has the option to borrow term loans under the Delayed Draw Facility ("Delayed Draw Term Loans") until October 17, 2022, subject to certain conditions. Commencing on December 31, 2022, the amount of any outstanding Delayed Draw Term Loans shall be repayable in equal consecutive quarterly installments equal to 1/28th of the outstanding Delayed Draw Term Loans and the remainder shall be due and payable on April 17, 2025.

Borrowings under the New Credit Facility are secured by substantially all of the Company's and certain of its subsidiaries' assets. The New Loan Agreement requires compliance with various covenants customary for agreements of this type, including financial covenants and negative covenants that limit, among other things, the Company's ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, permit a change of control, pay dividends or distributions, make investments, and enter into certain transactions with affiliates. The New Loan Agreement also includes events of default customary for agreements of this type.

During the six months ended June 30, 2020, the Company borrowed $20.9 million under the New Credit Facility, which consisted of $13.9 million related to Delayed Draw Term Loans, net of unamortized debt issuance cost of less than $0.1 million, and $7.0 million related to the Revolving Loan Facility. Subsequent to the borrowings, the Company paid down the outstanding debt on its New Credit Facility of $76.0 million. As a result, the Company had no debt outstanding under the New Credit Facility as of June 30, 2020.

Net borrowings under the Credit Facilities totaled $54.5 million at December 31, 2019, of which $40.5 million net of unamortized debt issuance cost of $0.6 million, related to the Delayed Draw Term Loans and $14.0 million related to the Revolving Loan Facility.

In connection with entering into the New Credit Facility, the Company incurred $0.8 million of debt issuance cost which is capitalized on the balance sheet and amortized over the life of the New Credit Facility.

As of June 30, 2020, there was $1.4 million of the remaining debt issuance cost from the New Credit Facility as well as fees incurred from the prior credit facilities.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6– Leases:

We have various noncancelable lease agreements for office and warehouse space, as well as office equipment, with original remaining lease terms of two years to nine years, some of which include an option to extend the lease term for up to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	5.68
Weighted-average discount rate	6.06%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of June 30, 2020 were as follows:

June 30,
2020

2020 (a)	915,072
2021	1,863,254
2022	1,811,907
2023	1,802,007
2024	1,511,214
2025 and beyond	2,786,004
Total lease payments	10,689,458
Less: Imputed interest	(1,495,932)
Present value of lease liabilities	$9,193,526

(a)	Excluding the six months ended June 30, 2020.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of rent expense for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$458,838	$444,333	$910,993	$701,215

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$445,310	$380,046	$849,458	$626,781

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the six months ended June 30, 2020 and 2019 is $4,574,762 and $2,741,009, respectively.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At June 30, 2020, there were zero shares available for grant as the 2010 Plan is frozen. The total number of unexercised options for the 2010 Plan is 112,085.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, 3,979,200 shares of common stock may be issued or used for reference purposes as awards granted. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At June 30, 2020, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years or cliff vest (as defined in the restricted stock agreement) and non-employee director RSUs vest over one year). The total number of unexercised options and RSUs for the 2014 Plan is 2,645,744.

At June 30, 2020, there were 1,351,141 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016 and the six months ended June 30, 2020, share-based awards were granted to the Company’s Chief Executive Officer and the Executive Vice President of Finance, respectively, as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the applicable agreement, each grant is governed as if issued under the 2014 Omnibus Plan. As of June 30, 2020, the awards granted to the Company's Chief Executive Officer and the Executive Vice President of Finance were time-based (cliff vest over four years and three years, respectively) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the six months ended June 30, 2020.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,359,990	$11.50
Granted	54,782	62.84
Exercised	(240,265)	8.45
Forfeited	(357)	11.00
Outstanding at June 30, 2020	1,174,150	$14.52

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the six months ended June 30, 2020.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,372,819	$18.31
Granted	19,317	63.87
Exercised	(3,687)	16.45
Outstanding at June 30, 2020	1,388,449	$18.95

As of June 30, 2020, 1,322,678 performance-vested stock options at a weighted average exercise price of $19.16 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the six months ended June 30, 2020.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the six months ended June 30, 2020.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2019	240,229	$29.07
Granted	53,041	63.77
Issued upon vesting	(97,620)	24.51
Forfeited	(420)	27.00
Outstanding at June 30, 2020	195,230	$40.78

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Earnings Per Share Attributable to Common Shareholder:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities.

The following table includes adjustments between net income and net income attributable to common stockholders for the three months ended June 30, 2020.

Three Months Ended
June 30, 2020

Net Income (Loss) Attributable to Common Stockholders	$153,095

Weighted Average Common Shares Outstanding, Basic	40,338,982
Dilutive Effect of Share-Based Awards:
Service Period Stock Options	1,032,095
Restricted Stock Units	113,617
Performance	25,125
Weighted Average Common Shares Outstanding, Diluted	41,509,819

Basic Earnings per Share	$0.00
Diluted Earnings per Share	$0.00

The potentially dilutive securities are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2020	2019
Service Period Stock Options	1,519,431	1,325,836	1,602,279
Restricted Stock Units	230,057	220,320	239,602
Performance Stock Options	24,246	30,793	24,246
Total	1,773,734	1,576,949	1,866,127

For the six months ended June 30, 2020 and for the three and six months ended June 30, 2019, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Commitments and Contingencies:

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted on April 21, 2016 in the United States District Court for the District of New Jersey against the Company and certain of the Company’s current and former executive officers and directors on behalf of certain purchasers of our common stock. The plaintiffs sought to recover damages for investors under the federal securities laws.  On October 3, 2019, the parties filed with the District Court a motion for preliminary approval of settlement that attached the parties’ stipulation of settlement and a proposed order. The settlement funds due were paid by the Company’s insurers, and the District Court approved the Final Judgment and Order of Dismissal with Prejudice on March 11, 2020 with a 30 day option to appeal.  As of June 30, 2020, all settlement funds, totaling $10.1 million, and legal fees had been dispersed as there had been no appeal taken within 30 days from the entry of the Final Judgement. The Final Judgement was effective April 10, 2020.

A shareholder derivative lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors based on state law claims (alleged breaches of fiduciary duty, waste, and unjust enrichment) in connection with the alleged violations of federal securities laws alleged in the Curran action. On April 3, 2019, the Court granted a stay of the Meldon case pending (i) the close of expert discovery in the Curran action or (ii) the dismissal with prejudice of the Curran action. The parties then entered into settlement discussions, after which the parties reached an agreement in principle to settle the case based on the Company’s commitment to continue certain governance practices. The parties also reached agreement on attorneys’ fees. The settlement is subject to court approval. All parties believe that the agreement in principle to settle the dispute is in their respective best interests in order to avoid the risk, uncertainty, and costs associated with litigation. The parties are in the process of finalizing the settlement documents for submission to the District Court. As of June 30, 2020, the Company accrued for an estimated probable loss of $0.2 million, which represents the proposed settlement and accrued legal fees. The Company concluded that the insurance recovery is probable and recorded a gain contingency of $0.2 million within other current assets.

Note 11 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued for recognitions or disclosures.

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

For information regarding our consolidated operating results, financial condition, liquidity and cash flows for the six months ended June 30, 2019 as compared to the same period in 2018, refer to "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 6, 2019, which information is incorporated herein by reference.

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

Due to COVID-19 our retail customers, in the US, UK and Canada, especially in Grocery and Mass, experienced a surge in consumption as consumers stocked up on food and necessities towards the second half of Q1 2020. The unexpected surge in consumption caused a spike in orders which at times were greater than our production capacity. This caused instances in which we were not able to ship 100% of the orders placed in the first quarter, which was not unusual for consumer-packaged goods companies during the COVID crisis. The surge in consumption lasted through early April. During the second quarter, we were largely able to catch up to the surge in demand we experienced during the first quarter.

At the end of Q1, we announced our post-surge pivot. That strategic pivot was built on a foundation that said, if we could keep our employees safe, then we could rebuild our supply and that would enable us to replenish our product supply in retail stores, which would allow us to turn on our advertising to drive consumption and household penetration gains. As a result, we invested in each of those areas, including safety enhancements to protect our team, incremental capacity at Kitchens South, incremental retail coverage, new e-commerce purchase and delivery options and additional media advertising.

The Company made and continues to make investments designed to protect its team members. These efforts include taking the temperature of every team member and administering a brief health screening before entering our Freshpet Kitchens, installing increased space for social distancing, instituting staggered shifts, enhancing daily sanitation efforts and weekly deep cleaning of all common areas, requiring use of face coverings by all employees, and limiting visitors, who must also submit to a health check before entering the facilities. Additionally, the Company adjusted its absenteeism policy – and brought in incremental staffing to meet demand – so that any team member who does not feel well does not feel compelled to show up for work. These investments have resulted in us having no known record of the virus being transmitted from one team member to another in our facilities despite the virus being present in our communities. We reinstituted the absenteeism policy, with exceptions for those with underlying health risks, on July 1, 2020 and absenteeism has dropped into the single digits.

As noted above, during the second quarter, we were largely able to catch up to the surge in demand we experienced during the first quarter. The Freshpet Kitchens never stopped operating in the second quarter and were able to produce record quantities. This was, in large part, a result of all the safety measures put in place at the Freshpet Kitchens. Additionally, as part of the post-surge pivot, we quickly advanced Kitchens South's start-up of a second shift. Our Q2 record production ensured we were able to increase our fill rates from the mid-70's in early April to the 90's by the end of the quarter. As the year progresses, we will also be better situated to increase our fill rates to the 95+% level we have come to expect as well as supply any potential COVID-19 related demand surges through the investments we are making in additional capacity, with Kitchens 2.0 coming on-line at the beginning of the fourth quarter.

Although the threat of future retail shutdowns and a second wave of infections creates uncertainty with respect to our ability to execute on planned Freshpet Fridge placements, we believe that we are well positioned to continue to drive growth because advertising drives most of our growth. Our ability to advertise has not been impacted, and as the pandemic caused media rates to go down, we have been experiencing better returns for our advertising investment.

Despite the COVID-19 related disruptions, our business growth accelerated during the quarter. Consumers' increased interest in their pets, the strong appeal of the Freshpet idea and products, our ability to continuously run our manufacturing facilities, the increased impact of our advertising, and our customers' realization of the value that Freshpet brings to their pet food category offerings and stores has resulted some of our strongest growth. There is no guarantee that this will continue but it is evidence of the nimbleness of our management team and the strength of the Freshpet brand.

We are unsure how long the COVID-19 pandemic will require us to absorb higher costs to protect and reward our employees while simultaneously ensuring we can support our pet parents with a continual supply of Freshpet products. We are also monitoring our supply of raw materials, ingredients and packaging materials. Although we have not experienced any extended supply interruptions to date and our chicken prices for the year are fixed contractually, subject to limited exceptions, we have used our secondary suppliers from time-to-time, and have also started to experience higher beef prices as a result of reduced supplies. We have estimated that we will spend $4 million this year on COVID-19 related expenses, with Q2 being the peak expenditure quarter, and estimate that our beef prices will be up almost $2 million in the second half of the year.

We will continue to monitor the retail environment and pet parent demand, and intend to adapt to changing conditions to continue to drive growth and meet our goal of “changing the way people feed their pets forever” during the evolving COVID-19 pandemic.

Our outlook for the balance of 2020 assumes there is not a material change to customer operations, consumer purchasing behavior, or unexpected changes to our supply chain for the remainder of the year. See the important information in Item 1A. “Risk Factors” below, under the caption “The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.”

Supporting Freshpet’s Growth –

At the Company’s February 2020 Investor Day. Freshpet’s updated strategic plan was presented – “Feed the Growth – 5 by 2025”. The strategic plan looks to add 5 million more households by 2025. To support the strategic plan Freshpet is committed to invest in production capacity as well as upgrades to our systems and processes. During 2020 the investments related to capacity upgrades include:

•

Full Conversion of Freshpet Kitchens to Seven-Day Production – During January 2020, the Company completed the full conversion to seven-day production across all four manufacturing lines at Freshpet Kitchens by converting its final and fourth line to seven-day production.

•	Opening of Kitchens South – The Company completed its investment of approximately $15.5 million at a manufacturing facility titled “Kitchens South,” which cooked its first meal in February 2020.
•

Freshpet Kitchens 2.0 – The Company has continued to build a 90,000 square-foot addition to our manufacturing location. Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. Production start-up is slated to begin in the fourth quarter of 2020. Of the expected, approximately $115.0 million investment, we have invested approximately $70.6 million on the project to date, with approximately $33.6 million invested during 2020.

•

Freshpet Kitchens 3.0 – Located in Ennis, Texas on 74 acres, the initial design and engineering phase has begun. We expect initial production to begin by the fourth quarter of 2022. The Company expects, over time, to install at least seven production lines. Each line is expected to produce approximately $100.0 million in net sales. We have invested approximately $5.1 million in the project to date.

Additionally, the Company is upgrading its enterprise resource planning (“ERP”) system.  The project commenced in Q1 2020 with due diligence regarding software selection.  The project is expected to run through Q4 of 2021.

In order to fund the strategic capital investments as well as provide the Company with capital flexibility, the Company performed a primary equity offering which provided proceeds of $252.1 million.

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

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 22,100 retail stores as of June 30, 2020. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $198.1 million as of December 31, 2019, of which, approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018 and 2019, of approximately $23.1 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code (the “Code”). The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited. At December 31, 2019, we had approximately $160.0 million of state NOLs, which expire between 2020 and 2039. At December 31, 2019, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$79,980	100%	$60,052	100%	$150,078	100%	$114,844	100%
Cost of goods sold	46,047	58	32,726	54	84,355	56	61,603	54
Gross profit	33,933	42	27,326	46	65,723	44	53,241	46
Selling, general and administrative expenses	33,702	42	32,672	54	68,378	46	61,904	54
Income (Loss) from operations	231	0	(5,346)	(9)	(2,655)	(2)	(8,663)	(8)
Other income/(expenses), net	24	0	(21)	(0)	45	0	(3)	(0)
Interest expense	(80)	(0)	(275)	(0)	(784)	(0)	(378)	(0)
Income (Loss) before income taxes	175	0	(5,642)	(9)	(3,394)	(2)	(9,044)	(8)
Income tax expense	22	0	19	0	43	0	39	0
Net Income (loss)	$153	0%	$(5,661)	(9)%	$(3,437)	(2)%	$(9,083)	(8)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2020			2019
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$68,284	85%	16,929	$49,921	83%	15,101
Pet Specialty and Natural (2)	11,696	15%	5,191	10,131	17%	5,313
Net Sales	$79,980	100%	22,120	$60,052	100%	20,414

(1)	Stores at June 30, 2020 and June 30, 2019 consisted of 11,841 and 10,547 Grocery and 5,088 and 4,554 Mass and Club, respectively.
(2)	Stores at June 30, 2020 and June 30, 2019 consisted of 4,728 and 4,872 Pet Specialty and 463 and 441 Natural, respectively.

Net sales increased $19.9 million, or 33.2%, to $80.0 million for the three months ended June 30, 2020 as compared to the same period in the prior year. The $19.9 million increase in net sales was driven by growth of $18.4 million in our Grocery (including Online), Mass, and Club refrigerated channel and $1.6 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 8.4% to 22,120 as of June 30, 2020 compared to 20,414 as of June 30, 2019.

Gross Profit

Gross profit increased $6.6 million, or 24.2%, to $33.9 million for the three months ended June 30, 2020 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 42.4% for the three months ended June 30, 2020 decreased 310 basis points compared to the same period in the prior year, due to COVID-19 related cost of 190 basis points, plant start-up cost of 90 basis points, increased processing cost of 60 basis points, increased depreciation mainly related to Kitchens South of 50 basis points, and increased stock compensation cost of 30 basis points, partially offset by increase in sales price and shifting selling mix of 110 basis points.

Adjusted Gross Profit was $39.2 million and $29.1 million in the three months ended June 30, 2020 and 2019, respectively. Adjusted Gross Profit Margin was 49.1% and 48.5% in the three months ended June 30, 2020 and 2019, respectively. Adjusted Gross Profit excludes $2.6 million of depreciation expense, $0.5 million of share-based compensation expense, $1.5 million in COVID-19 expenses, and $0.7 million of plant start-up expense in the three months ended June 30, 2020 and excludes $1.6 million of depreciation expense and $0.2 million of share-based compensation expense in the three months ended June 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million, or 3.2%, to $33.7 million for the three months ended June 30, 2020 as compared to the same period in the prior year. Key components of the dollar increase include higher incremental operating costs of $1.4 million, higher variable cost due to volume of $1.2 million and depreciation and options expense of $1.1 million, offset by decreased media expense of $2.7 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 42.1% for the three months ended June 30, 2020 from 54.4% for the three months ended June 30, 2019.

Adjusted SG&A decreased as a percentage of net sales to 35.1% in the three months ended June 30, 2020 as compared to 46.4% of net sales in the three months ended June 30, 2019. The decrease of 1,130 basis points in Adjusted SG&A is a result of 270 basis point gain in SG&A leverage, and 860 basis points leverage gain in media. Adjusted SG&A excludes $2.9 million of depreciation expense, $1.8 million of non-cash share-based compensation expense, $0.7 million of launch expense, $0.1 million in enterprise resource planning expense, and $0.1 million COVID-19 expenses in the three months ended June 30, 2020 while excluding $2.3 million of depreciation and amortization expense, $1.2 million for share-based compensation expense, $0.9 million of launch expense and $0.3 million of secondary offering expense in the three months ended June 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income (Loss) from Operations

Income (Loss) from Operations decreased $5.1 million to a profit of $0.2 million for the three months ended June 30, 2020 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities was $0.1 million for the three months ended June 30, 2020, while interest expense was $0.3 million in the three months ended June 30, 2019.

Other Income/(Expenses), net

Other income (expenses), net increased less than $0.1 million for the three months ended June 30, 2020 compared to the same period in the prior year.

Net Income (Loss)

Net Income (loss) increased $5.8 million to income of $0.2 million for the three months ended June 30, 2020 as compared to loss of $5.7 million for the same period in the prior year as a result of the factors discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Sales

The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2020			2019
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$129,103	86%	16,929	$95,628	83%	15,101
Pet Specialty and Natural (2)	20,975	14%	5,191	19,216	17%	5,313
Net Sales	$150,078	100%	22,120	$114,844	100%	20,414

(1)	Stores at June 30, 2020 and June 30, 2019 consisted of 11,841 and 10,547 Grocery and 5,088 and 4,554 Mass and Club, respectively.
(2)	Stores at June 30, 2020 and June 30, 2019 consisted of 4,728 and 4,872 Pet Specialty and 463 and 441 Natural, respectively.

Net sales increased $35.2 million, or 30.7%, to $150.1 million for the six months ended June 30, 2020 as compared to the same period in the prior year. The $35.2 million increase in net sales was driven by growth of $33.5 million in our Grocery (including Online), Mass, and Club refrigerated channel and $1.7 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 8.4% to 22,120 as of June 30, 2020 compared to 20,414 as of June 30, 2019.

Gross Profit

Gross profit increased $12.5 million, or 23.4%, to $65.7 million for the six months ended June 30, 2020 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 43.8% for the six months ended June 30, 2020 decreased 260 basis points compared to the same period in the prior year, due to COVID-19 related cost of 120 basis points, plant start-up cost of 80 basis points, increased processing cost of 80 basis points, increased plant cost related to the ramp up of 7 day production of 50 basis points, increased depreciation mainly related to Kitchen South of 20 basis points, increased stock compensation cost of 20 basis points, partially offset by increase in sales price and shifting selling mix of 110 basis points.

Adjusted Gross Profit was $73.9 million and $56.7 million in the six months ended June 30, 2020 and 2019, respectively. Adjusted Gross Profit Margin was 49.3% and 49.4% in the six months ended June 30, 2020 and 2019, respectively. Adjusted Gross Profit excludes $4.3 million of depreciation expense, $0.9 million of share-based compensation expense, $1.8 million in COVID-19 expenses, and $1.2 million of plant start-up expense in the six months ended June 30, 2020 and excludes $3.2 million of depreciation expense and $0.3 million of share-based compensation expense in the six months ended June 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.5 million, or 10.5%, to $68.4 million for the six months ended June 30, 2020 as compared to the same period in the prior year. Key components of the dollar increase include higher incremental operating costs of $2.6 million, higher variable cost due to volume of $2.6 million and depreciation and options expense of $2.3 million, partially offset by decreased media spend of $1.0 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 45.6% for the six months ended June 30, 2020 from 53.9% for the six months ended June 30, 2019.

Adjusted SG&A decreased as a percentage of net sales to 38.0% in the six months ended June 30, 2020 as compared to 45.9% of net sales in the six months ended June 30, 2019. The decrease of 790 basis points in Adjusted SG&A is a result of 260 basis point gain in SG&A leverage, and 540 basis points leverage gain in media. Adjusted SG&A excludes $5.6 million of depreciation expense, $3.5 million of non-cash share-based compensation expense, $1.6 million of launch expense, $0.4 million in enterprise resource planning expense, $0.1 million in equity offering expense, and $0.1 million in COVID-19 expenses in the six months ended June 30, 2020,while excluding $4.5 million of depreciation and amortization expense, $2.3 million for share-based compensation expense, $2.0 million of launch expense, and $0.3 million of secondary offering expense in the six months ended June 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from Operations decreased $6.0 million to $2.7 million for the six months ended June 30, 2020 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities was $0.8 million for the six months ended June 30, 2020, of which $0.6 million related to the recognition of debt issuance fees with the repayment of the Draw Term Loan, while interest expense was $0.4 million in the six months ended June 30, 2019.

Other Income/(Expenses), net

Other income (expenses), net increased less than $0.1 million for the six months ended June 30, 2020 compared to the same period in the prior year.

Net Loss

Net loss decreased $5.6 million to $3.4 million for the six months ended June 30, 2020 as compared to loss of $9.1 million for the same period in the prior year as a result of the factors discussed above.

Non-GAAP Financial Measures

Freshpet uses the following non-GAAP financial measures in its financial communications. These non-GAAP financial measures should be considered as supplements to the GAAP reported measures, should not be considered replacements for, or superior to, the GAAP measures and may not be comparable to similarly named measures used by other companies.

•	Adjusted Gross Profit
•	Adjusted Gross Profit as a percentage of net sales (Adjusted Gross Margin)
•	Adjusted SG&A expenses
•	Adjusted SG&A expenses as a percentage of net sales
•	EBITDA
•	Adjusted EBITDA
•	Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense, plant start-up expense, COVID-19 expenses and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, loss (gain) on disposal of equipment, fees related to equity offerings of our common stock, fees associated with due diligence of new enterprise resource planning (“ERP”) software and COVID-19 expenses. EBITDA represents net income (loss) plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, non-cash share-based compensation, launch expenses, plant start-up expense, fees related to equity offerings of our common stock, COVID-19 expenses and fees associated with due diligence of new ERP software. We have changed our method for calculating Adjusted Gross Profit, Adjusted SG&A and Adjusted EBITDA in light of certain non-recurring expenses related to the COVID-19 pandemic.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$153	$(5,661)	$(3,437)	$(9,083)
Depreciation and amortization	5,441	3,923	9,894	7,643
Interest expense	80	276	784	379
Income tax expense	22	19	43	38
EBITDA	$5,696	$(1,443)	$7,284	$(1,023)
Loss (gain) on disposal of equipment	34	(7)	36	1
Non-cash share-based compensation	2,286	1,430	4,464	2,630
Launch expense (a)	686	948	1,642	2,071
Plant start-up expenses (b)	725	—	1,192	—
Equity offering expenses (c)	—	265	58	299
Enterprise Resource Planning (d)	129	—	402	—
COVID-19 expense (e)	1,642	—	1,859	—
Adjusted EBITDA	$11,199	$1,193	$16,938	$3,978
Adjusted EBITDA as a % of Net Sales	14.0%	2.0%	11.3%	3.5%

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
(e)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigate potential supply chain disruptions during the pandemic.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Gross Profit	$33,933	$27,327	$65,723	$53,242
Depreciation expense (a)	2,550	1,589	4,294	3,155
Plant start-up expense (b)	725	—	1,192	—
Non-cash share-based compensation (c)	493	186	941	334
COVID-19 expense (d)	1,546	—	1,763	—
Adjusted Gross Profit	$39,248	$29,102	$73,914	$56,731
Adjusted Gross Profit as a % of Net Sales	49.1%	48.5%	49.3%	49.4%

(a)	Represents depreciation and amortization expense included in cost of goods sold.
(b)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
(c)	Represents non-cash share-based compensation expense included in cost of goods sold.
(d)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigate potential supply chain disruptions during the pandemic included in cost of goods sold.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
SG&A expenses	$33,702	$32,672	$68,378	$61,904
Depreciation and amortization expense (a)	2,891	2,334	5,600	4,486
Non-cash share-based compensation (b)	1,793	1,244	3,523	2,296
Launch expense (c)	686	948	1,642	2,071
Loss (gain) on disposal of equipment	34	(7)	36	1
Equity offering expenses (d)	—	265	58	299
Enterprise Resource Planning (e)	129	—	402	—
COVID-19 expense (f)	96	—	96	—
Adjusted SG&A Expenses	$28,073	$27,888	$57,020	$52,751
Adjusted SG&A Expenses as a % of Net Sales	35.1%	46.4%	38.0%	45.9%

(a)	Represents non-cash depreciation expense included in SG&A.
(b)	Represents non-cash share-based compensation expense included in SG&A.
(c)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(d)	Represents fees associated with public offerings of our common stock.
(e)	Represents fees associated with due diligence of new Enterprise Resource Planning software.
(f)	Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigate potential supply chain disruptions during the pandemic included in SG&A.

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

The following table sets forth, for the periods indicated, our working capital:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$107,728	$9,472
Short-term investments	20,001	—
Accounts receivable, net of allowance for doubtful accounts	22,651	18,581
Inventories, net	18,693	12,542
Prepaid expenses	2,782	3,276
Other current assets (1)	765	10,453
Accounts payable	(9,090)	(18,668)
Accrued expenses (1)	(8,986)	(22,133)
Current operating lease liabilities	(1,337)	(1,185)
Total Working Capital	$153,207	$12,338

(1)	Includes a $10.1 million legal contingency that was recorded as both a liability within accrued expenses, and a $10.1 million insurance receivable at December 31, 2020. The legal contingency was settled during the second quarter of 2020; the entire legal contingency was covered by insurance proceeds.

Working capital consists of current assets net of current liabilities. Working capital increased $140.9 million to $153.2 million at June 30, 2020 compared with working capital of $12.3 million at December 31, 2019. The increase was mainly a result of the equity raise presented within cash and cash equivalents and short-term investments, and an increase in accounts receivable and inventories, as well as a decrease in accounts payable and accrued expenses. The increase in accounts receivable and inventories is mainly due to the growing business. The decrease in accounts payable was mainly due to the timing of capital expenditure spend. The decrease in accrued expenses, net of the legal contingency, is mainly a result of the timing of our variable compensation.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three to four weeks.

As of June 30, 2020, our capital resources consisted primarily of $107.7 million of cash on hand, $20.0 million in short-term investments, $35.0 million available under our credit facilities, of which $2.0 million is reserved for two Letters of Credit, and $130.0 million delayed draw term loan facility.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash:

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
Cash at the beginning of period	$9,472	$7,554
Net cash used in operating activities	(5,118)	(9,835)
Net cash used in investing activities	(93,252)	(22,889)
Net cash provided by financing activities	196,626	29,923
Cash at the end of period	$107,728	$4,753

Net Cash Used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

For the six months ended June 30, 2020, net cash used in operating activities of $5.1 million was primarily attributed to:

•	$16.5 million increase in working capital mainly due to a $0.1 million change in assets and a $16.6 million change in liabilities.
•	$0.4 million increase in other lease liabilities.

This was partially offset by:

•

$11.8 million of net income, adjusted for reconciling non-cash items, which excludes $15.2 million primarily related to $9.9 million of depreciation and amortization, $4.5 million of share-based compensation, and $0.7 million of amortization of deferred financing costs and loan discount.

For the six months ended June 30, 2019, net cash used in operating activities of $9.8 million was primarily attributed to:

•	$11.4 million increase in working capital mainly due to $11.4 million increase in assets, a result of an increase in inventory, accounts receivable, prepaid expenses and other current assets

This was partially offset by:

•

$1.4 million of net income, adjusted for reconciling non-cash items, which excludes $10.4 million primarily related to $2.6 million of share-based compensation and $7.6 million of depreciation and amortization.

•	$0.2 million increase in other assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $93.3 million for the six months ended June 30, 2020, was primarily related to:

•

$60.4 million in capital expenditures for Freshpet Kitchens, of which $56.8 million relates to the Freshpet Kitchens and other expansion projects and $3.6 million relates to recurring capital expenditures.

•	$12.9 million in capital expenditures relating to investment in fridges and other capital spend.
•	$20.0 million purchase of short term investments.

Net cash used in investing activities of $22.9 million for the six months ended June 30, 2019, was primarily related to:

•	$12.8 million in capital expenditures for Freshpet Kitchens, of which $10.9 million relates to the Freshpet Kitchens expansion and $1.9 million relates to recurring capital expenditures.
•	$10.1 million in capital expenditures relates to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $196.6 million for the six months ended June 30, 2020, attributable to:

•	$252.1 million of proceeds from common shares issued in primary offering, net of issuance cost.
•	$20.9 million of proceeds from borrowings under our credit facilities.
•	$2.1 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$76.0 million repayment of borrowings under credit facilities.
•	$1.6 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.8 million for debt issuance cost related to the new credit facility.

Net cash provided by financing activities was $29.9 million for the six months ended June 30, 2019, attributable to:

•	$35.3 million of proceeds from borrowings under our credit facilities.
•	$3.8 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$7.5 million repayment of borrowings under our credit facilities.
•	$1.3 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.4 million financing fees paid in connection with borrowings.

Indebtedness

For a discussion of our material indebtedness, see Note 5 to our consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of June 30, 2020, we did not have any outstanding borrowings under our credit facilities.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for both the three and six months ended June 30, 2020 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2020, there were no forward contracts outstanding.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A securities lawsuit, Curran v. Freshpet, Inc. et al, Docket No. 2:16-cv-02263, was instituted on April 21, 2016 in the United States District Court for the District of New Jersey against the Company and certain of the Company's current and former executive officers and directors on behalf of certain purchasers of our common stock. The plaintiffs sought to recover damages for investors under the federal securities laws. On October 3, 2019, the parties filed with the District Court a motion for preliminary approval of settlement that attached the parties' stipulation of settlement and a proposed order. The settlement funds due were paid by the Company’s insurers, and the District Court approved the Final Judgment and Order of Dismissal with Prejudice on March 11, 2020 with a 30 day option to appeal. As of June 30, 2020, all settlement funds and legal fees related to the lawsuit had been dispersed as there was no appeal taken within 30 days from the entry of the Final Judgment. The Final Judgment became effective April 10, 2020.

A shareholder derivative lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors based on state law claims (alleged breaches of fiduciary duty, waste, and unjust enrichment) in connection with the alleged violations of federal securities laws alleged in the Curran action. On April 3, 2019, the Court granted a stay of the Meldon case pending (i) the close of expert discovery in the Curran action or (ii) the dismissal with prejudice of the Curran action. The parties then entered into settlement discussions, after which the parties reached an agreement in principle to settle the case based on the Company’s commitment to continue certain governance practices. The parties also reached agreement on attorneys’ fees. The settlement is subject to Court approval. All parties believe that the agreement in principle to settle the dispute is in their respective best interests in order to avoid the risk, uncertainty, and costs associated with litigation. The parties are in the process of finalizing the settlement documents for submission to the District Court. As of June 30, 2020, the Company accrued for an estimated probable loss of $0.2 million, which represents the proposed settlement and accrued legal fees. The Company concluded that the insurance recovery is probable and recorded a gain contingency of $0.2 million within other current assets.

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

Towards the second half of Q1 2020, consumer demand for our products surged. During this surge, we could not fulfill demand for all of our product orders. If such surges outpace our capacity build or occur at unexpected times, we may be unable to fully meet our consumers' and customers' demands for our products. Further, it is unknown what impact a "second wave" of outbreaks in 2020 or beyond could have on our operations and workforce. Such impacts could include effects on our business and operations from additional government restrictions on travel, shipping and workforce activities, including stay-at-home orders.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2020	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Chief Financial Officer
(Principal Financial and Accounting Officer)