Form 10-Q
period 2020-09-30
Freshpet, Inc.
filed 2020-11-03
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 40,640,010 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,184,714	$9,471,676
Short-term investments	10,000,000	—
Accounts receivable, net of allowance for doubtful accounts	21,644,451	18,580,840
Inventories, net	17,510,839	12,542,269
Prepaid expenses	3,411,293	3,275,992
Other current assets(1)	730,596	10,452,990
Total Current Assets	137,481,893	54,323,767
Property, plant and equipment, net	242,299,147	165,287,597
Deposits on equipment	5,669,151	3,600,931
Operating lease right of use assets	8,192,272	9,154,234
Equity method investment	27,749,501	—
Other assets	4,550,532	3,759,058
Total Assets	$425,942,496	$236,125,587
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,742,536	$18,667,729
Accrued expenses(1)	11,958,320	22,132,928
Current operating lease liabilities	1,269,380	1,185,058
Total Current Liabilities	23,970,236	41,985,715
Long term debt	—	54,466,099
Long term operating lease liabilities	7,483,060	8,409,252
Total Liabilities	$31,453,296	$104,861,066
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 40,645,047 issued and 40,630,878 outstanding on September 30, 2020, and 36,162,433 issued and 36,148,264 outstanding on December 31, 2019	40,645	36,162
Additional paid-in capital	597,368,593	334,299,172
Accumulated deficit	(202,625,523)	(202,735,417)
Accumulated other comprehensive income (loss)	(38,289)	(79,170)
Treasury stock, at cost — 14,169 shares on September 30, 2020 and on December 31, 2019	(256,226)	(256,226)
Total Stockholders' Equity	394,489,200	131,264,521
Total Liabilities and Stockholders' Equity	$425,942,496	$236,125,587

See accompanying notes to the unaudited consolidated financial statements.

(1)	See Note 11 for additional information.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET SALES	$84,189,912	$65,265,901	$234,267,776	$180,110,282
COST OF GOODS SOLD	47,535,488	34,560,261	131,890,646	96,163,080
GROSS PROFIT	36,654,424	30,705,640	102,377,130	83,947,202
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	32,894,793	27,171,138	101,272,838	89,075,672
INCOME (LOSS) FROM OPERATIONS	3,759,631	3,534,502	1,104,292	(5,128,470)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	24,663	(137,624)	69,766	(141,077)
Interest Expense	(215,661)	(310,465)	(999,364)	(688,890)
	(190,998)	(448,089)	(929,598)	(829,967)
INCOME (LOSS) BEFORE INCOME TAXES	3,568,633	3,086,413	174,694	(5,958,437)
INCOME TAX EXPENSE	21,600	19,250	64,800	57,750
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,547,033	$3,067,163	$109,894	$(6,016,187)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$368,492	$(81,667)	$40,881	$(143,941)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	368,492	(81,667)	40,881	(143,941)
TOTAL COMPREHENSIVE INCOME (LOSS)	$3,915,525	$2,985,496	$150,775	$(6,160,128)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.09	$0.09	$0.00	$(0.17)
-DILUTED	$0.09	$0.08	$0.00	$(0.17)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	40,560,104	36,079,935	39,451,675	35,894,377
-DILUTED	41,699,862	37,289,478	40,473,290	35,894,377

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2019	36,162,433	$36,162	$334,299,172	$(202,735,417)	$(79,170)	14,169	$(256,226)	$131,264,521
Exercise of options to purchase common stock	44,156	44	402,512	—	—	—	—	402,556
Issuance of restricted stock units	64,823	65	(644,664)	—	—	—	—	(644,599)
Share-based compensation expense	—	—	2,241,847	—	—	—	—	2,241,847
Shares issued in primary offering	3,999,999	4,000	252,058,254	—	—	—	—	252,062,254
Foreign Currency Translation	—	—	—	—	58,955	—	—	58,955
Net income (loss)	—	—	—	(3,590,233)	—	—	—	(3,590,233)
BALANCES, March 31, 2020	40,271,411	$40,271	$588,357,121	$(206,325,650)	$(20,215)	14,169	$(256,226)	$381,795,301
Exercise of options to purchase common stock	199,796	200	1,687,780	—	—	—	—	1,687,980
Issuance of restricted stock units	9,018	9	(991,706)	—	—	—	—	(991,697)
Share-based compensation expense	—	—	2,332,915	—	—	—	—	2,332,915
Foreign Currency Translation	—	—	—	—	(386,566)	—	—	(386,566)
Net income (loss)	—	—	—	153,094	—	—	—	153,094
BALANCES, June 30, 2020	40,480,225	$40,480	$591,386,109	$(206,172,556)	$(406,781)	14,169	$(256,226)	$384,591,026
Exercise of options to purchase common stock	164,089	164	2,572,756	—	—	—	—	2,572,920
Issuance of restricted stock units	733	1	—	—	—	—	—	1
Share-based compensation expense	—	—	3,409,728	—	—	—	—	3,409,728
Foreign Currency Translation	—	—	—	—	368,492	—	—	368,492
Net income (loss)	—	—	—	3,547,033	—	—	—	3,547,033
BALANCES, September 30, 2020	40,645,047	$40,645	$597,368,593	$(202,625,523)	$(38,289)	14,169	$(256,226)	$394,489,200

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2018	35,556,595	$35,556	$323,079,437	$(201,352,682)	$(31,610)	14,169	$(256,226)	$121,474,475
Exercise of options to purchase common stock	248,195	248	1,791,420	—	—	—	—	1,791,668
Issuance of restricted stock units	61,532	62	(673,836)	—	—	—	—	(673,774)
Share-based compensation expense	—	—	1,260,126	—	—	—	—	1,260,126
Foreign Currency Translation	—	—	—	—	91,047	—	—	91,047
Net income (loss)	—	—	—	(3,422,000)	—	—	—	(3,422,000)
BALANCES, March 31, 2019	35,866,322	$35,866	$325,457,147	$(204,774,682)	$59,437	14,169	$(256,226)	$120,521,542
Exercise of options to purchase common stock	194,497	194	1,983,685	—	—	—	—	1,983,879
Issuance of restricted stock units	29,126	29	(579,207)	—	—	—	—	(579,178)
Share-based compensation expense	—	—	1,480,882	—	—	—	—	1,480,882
Foreign Currency Translation	—	—	—	—	(153,321)	—	—	(153,321)
Net income (loss)	—	—	—	(5,661,350)	—	—	—	(5,661,350)
BALANCES, June 30, 2019	36,089,945	$36,089	$328,342,507	$(210,436,032)	$(93,884)	14,169	$(256,226)	$117,592,454
Exercise of options to purchase common stock	10,717	11	66,359	—	—	—	—	66,370
Share-based compensation expense	—	—	3,129,648	—	—	—	—	3,129,648
Foreign Currency Translation	—	—	—	—	(81,667)	—	—	(81,667)
Net income (loss)	—	—	—	3,067,163	—	—	—	3,067,163
BALANCES, September 30, 2019	36,100,662	$36,100	$331,538,514	$(207,368,869)	$(175,551)	14,169	$(256,226)	$123,773,968

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$109,894	$(6,016,187)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	(3,826)	104,700
Loss on disposal of equipment	1,300,519	138,106
Share-based compensation	7,811,081	5,706,580
Inventory obsolescence	146,830	104,624
Depreciation and amortization	14,945,758	11,707,422
Amortization of deferred financing costs and loan discount	762,555	125,303
Changes in operating assets and liabilities:
Accounts receivable	(3,059,785)	(7,278,751)
Inventories	(5,115,400)	(4,094,386)
Prepaid expenses and other current assets	9,587,093	(10,650,214)
Operating lease right of use	961,962	125,711
Other assets	(221,614)	(608,060)
Accounts payable	(3,021,045)	3,742,265
Accrued expenses	(10,299,608)	10,396,504
Other lease liabilities	(841,870)	(17,018)
Net cash flows from operating activities	13,062,544	3,486,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(20,001,196)	—
Proceeds from maturities of short-term investments	10,001,196	—
Investments in equity method investment	(27,624,501)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(99,923,887)	(40,738,346)
Net cash flows used in investing activities	(137,548,388)	(40,738,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	252,062,254	—
Proceeds from exercise of options to purchase common stock	4,663,456	3,841,918
Tax withholdings related to net shares settlements of restricted stock units	(1,636,296)	(1,252,953)
Proceeds from borrowings under Credit Facilities	20,933,000	50,620,988
Repayment of borrowings under Credit Facilities	(76,000,000)	(15,900,000)
Financing fees paid in connection with borrowings	(823,532)	(406,859)
Net cash flows provided by financing activities	199,198,882	36,903,094
NET CHANGE IN CASH AND CASH EQUIVALENTS	74,713,038	(348,653)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,471,676	7,554,388
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,184,714	$7,205,735
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	925,396	521,688
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	2,670,367	5,781,915

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or any other interim periods, or any future year or period. Certain amounts that appear in this report may not add up because of differences due to rounding.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Equity method investment – The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. The Company has elected to record its share of equity in income (losses) of equity method investment on a one-quarter lag based on the most recently available financial statements.

In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by our proportionate share of the net income or loss.

Variable interest entities ("VIEs") – In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis includes both quantitative and qualitative reviews to determine if we must consolidate a variable interest entity as its primary beneficiary.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, other receivables, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. Certain assets, including the equity method investment, right-of-use assets and property and equipment are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review.

As of September 30, 2020, the Company's Short-term investments are level 2 assets. All other assets and all liabilities are level 1 assets and liabilities.

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

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 25,967 shares totaling $1.6 million for the nine months ended September 30, 2020, and withheld 31,734 shares totaling $1.3 million for the nine months ended September 30, 2019. No shares were withheld during the three months ended September 30, 2020 and 2019. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Issuance Cost – During the first quarter of 2020, the Company paid the outstanding balance of the Delayed Draw Term Loan associated with the Fourth Amended and Restated Loan and Security Agreement and wrote down $0.6 million of the related fees to interest expense.

During the second quarter of 2020, as part of the Fifth Amended and Restated Loan and Security Agreement (as amended, the "New Loan Agreement"), the Company incurred an additional $0.8 million of fees associated with the debt modification, of which $0.6 million of the fees were related to the Delayed Draw Term Loan with the remaining balance relating to the Revolving Loan Facility. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets. As of September 30, 2020, there was $1.1 million of debt issuance cost that were recorded to other assets and less than $0.3 million was recorded to other current assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Grocery (including Online), Mass and Club	$71,025,035	$54,712,007	$200,128,333	$150,340,440
Pet Specialty and Natural	13,164,877	10,553,894	34,139,443	29,769,842
Net Sales	$84,189,912	$65,265,901	$234,267,776	$180,110,282

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The reported results for the three and nine months ended September 30, 2020 reflect the application of ASU 2016-13. The application of the update did not have a material impact to our allowance for doubtful accounts. Please see the description of the Company’s “Trade accounts receivable” accounting policy above.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments - Equity Services (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. The Company is in the process of evaluating the impact the adoption of this standard will have, however, the Company does not expect the adoption of this standard to have a material impact on their financial condition and results of operations.

Note 2 – Inventories:

	September 30,	December 31,
	2020	2019
Raw Materials and Work in Process	$6,894,283	$4,453,498
Packaging Components Material	1,502,385	1,419,155
Finished Goods	9,589,548	6,842,359
	17,986,216	12,715,012
Reserve for Obsolete Inventory	(475,377)	(172,743)
	$17,510,839	$12,542,269

Note 3 – Property, Plant and Equipment:

	September 30,	December 31,
	2020	2019
Refrigeration Equipment	$104,739,451	$97,568,137
Machinery and Equipment	70,312,048	54,274,118
Building, Land, and Improvements	27,388,013	25,621,495
Furniture and Office Equipment	5,091,775	4,931,703
Leasehold Improvements	740,385	395,241
Automotive Equipment	159,819	309,137
Construction in Progress	116,949,086	58,587,375
	325,380,577	241,687,206
Less: Accumulated Depreciation	(83,081,430)	(76,399,609)
	$242,299,147	$165,287,597

Depreciation expense related to property, plant and equipment totaled $4,970,451 and $14,708,962 for the three and nine months ended September 30, 2020, respectively, of which $2,128,590 and $6,422,288 was recorded to cost of goods sold for the three and nine months ended September 30, 2020, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Equity Method Investment:

On September 2, 2020, the Company acquired a 19% interest in a privately held company that operates in our industry for $27.7 million. The total $27.7 million is comprised of an initial investment of $26.6 million and $1.1 million of transaction costs. The Company concluded that they are not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct the activities that most significantly impact the economic performance. However, the Company completed an analysis over the investment and determined that based on the circumstances within the agreement, the Company does have the ability to exercise significant influence even though the Company's percentage of ownership is below 20%. As a result, this investment is accounted for under the equity method of accounting.

There is no equity in income (loss) of equity method investment included in our Consolidated Statement of Operations and Comprehensive Loss (Unaudited) for the periods presented because the Company has elected to record their equity in income (loss) using a one-quarter lag based on the most recently available financial statements. In the fourth quarter of 2020, the Company will begin including their equity in income (loss) of equity method investment.

Note 5 – Accrued Expenses:

	September 30,	December 31,
	2020	2019
Legal Contingency (1)	-	10,100,000
Accrued Compensation and Employee Related Costs	5,302,127	6,390,692
Accrued Chiller Cost	2,129,179	1,576,214
Accrued Customer Consideration	972,344	635,399
Accrued Freight	1,072,878	702,673
Accrued Production Expenses	839,193	413,550
Accrued Marketing	531,966	1,187,885
Other Accrued Expenses	1,110,633	1,126,515
	$11,958,320	$22,132,928
(1)	See Note 11 for additional information.

Note 6 – Debt:

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

During the nine months ended September 30, 2020, the Company borrowed an additional $20.9 million under the Credit Facility, which consisted of $13.9 million related to Delayed Draw Term Loans, net of unamortized debt issuance cost of less than $0.1 million, and $7.0 million related to the Revolving Loan Facility, bringing the total outstanding debt to $76.0 million. Subsequent to the additional borrowings, the Company paid down the total outstanding debt on its Credit Facility of $76.0 million. As a result, the Company had no debt outstanding under the Credit Facility as of September 30, 2020.

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

As of September 30, 2020, there was $1.3 million of the remaining debt issuance cost from the New Credit Facility as well as fees incurred from the prior credit facilities.

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	5.53
Weighted-average discount rate	6.14%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of September 30, 2020 were as follows:

September 30,
2020

2020 (a)	432,786
2021	1,760,250
2022	1,767,797
2023	1,802,007
2024	1,511,214
2025 and beyond	2,786,004
Total lease payments	10,060,058
Less: Imputed interest	(1,358,752)
Present value of lease liabilities	$8,701,306

(a)	Excluding the nine months ended September 30, 2020.

A summary of rent expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$446,598	$452,155	$1,349,055	$1,153,370

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$432,786	$395,408	$1,273,994	$1,022,188

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended September 30, 2020 and 2019 is $3,409,728 and $3,129,648, respectively. Total compensation cost for share-based payments recognized for the nine months ended September 30, 2020 and 2019 is $7,984,490 and $5,870,657, respectively.

2010 Stock Plan—The outstanding options are time-based (vest between two and four years). At September 30, 2020, there were zero shares available for grant as the 2010 Plan is frozen. The total number of unexercised options for the 2010 Plan is 53,028.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). In September 2020, the 2014 Plan was amended to allow for the granting of an additional 700,000 shares of common stock to be issued or used for reference purposes as awards granted, for an available total of 4,679,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. At September 30, 2020, the awards granted were either time-based, performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs vest over three years or cliff vest, as defined in the restricted stock agreement, and non-employee director RSUs vest over one year). The total number of unexercised options and RSUs for the 2014 Plan is 2,548,891.

At September 30, 2020, there were 1,344,050 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During fiscal year 2016 and the nine months ended September 30, 2020, share-based awards were granted to the Company’s Chief Executive Officer and the Executive Vice President of Finance, at the time, who is currently Chief Financial Officer, respectively, as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the applicable agreement, each grant is governed as if issued under the 2014 Omnibus Plan. The awards are time-based (cliff vest over four years and three years, respectively) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options

The following table includes activity related to outstanding service period stock options during the nine months ended September 30, 2020.

Service Period Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,359,990	$11.50
Granted	59,782	65.62
Exercised	(361,446)	8.86
Forfeited	(357)	11.00
Outstanding at September 30, 2020	1,057,969	$15.46

Performance-Vested Stock Options

The following table includes activity related to outstanding performance-vested stock options during the nine months ended September 30, 2020.

Performance Based Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,372,819	$18.31
Granted	19,317	63.87
Exercised	(46,595)	31.54
Outstanding at September 30, 2020	1,345,541	$18.51

As of September 30, 2020, 1,285,774 performance-vested stock options at a weighted average exercise price of $18.66 have performance metrics that are probable of achievement. These shares are included in share-based compensation costs for the nine months ended September 30, 2020.

Restricted Stock Units

The following table includes activity related to outstanding restricted stock units during the nine months ended September 30, 2020.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2019	240,229	$29.07
Granted	55,163	64.58
Issued upon vesting	(100,587)	30.74
Forfeited	(1,102)	41.88
Outstanding at September 30, 2020	193,703	$38.24

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Earnings Per Share Attributable to Common Shareholder:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities.

The following table includes adjustments between weighted average common shares outstanding, for basic earnings per share and weighted average common shares outstanding for diluted earnings per share.

For the three and nine months ended September 30, 2020 and 2019, there were no adjustments between net loss and net loss attributable to common stockholders.

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020
Net Income (Loss) Attributable to Common Stockholders	$3,547,033	$3,067,163	$109,894

Weighted Average Common Shares Outstanding, Basic	40,560,104	36,079,935	39,451,675
Dilutive Effect of Share-Based Awards:
Service Period Stock Options	977,604	1,037,873	880,177
Restricted Stock Units	141,020	152,661	121,263
Performance	21,135	19,009	20,175
Weighted Average Common Shares Outstanding, Diluted	41,699,862	37,289,478	40,473,290

Basic Earnings per Share	$0.09	$0.09	$0.00
Diluted Earnings per Share	$0.09	$0.08	$0.00

The potentially dilutive securities are as follows:

Nine Months Ended
September 30,
2019
Service Period Stock Options	1,535,762
Restricted Stock Units	234,091
Performance Stock Options	24,246
Total	1,794,099

For the nine months ended September 30, 2019, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such period.

Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Note 11 – Commitments and Contingencies:

A shareholder derivative lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs seek to recover damages for investors based on state law claims (alleged breaches of fiduciary duty, waste, and unjust enrichment) in connection with the alleged violations of federal securities laws alleged in the Curran action. On April 3, 2019, the Court granted a stay of the Meldon case pending resolution of certain matters in a related case, Curran v. Freshpet, Inc., which has been settled. The parties to the Meldon action then entered into settlement discussions, after which the parties reached an agreement in principle to settle the case based on the Company’s commitment to continue certain governance practices. The parties also reached agreement on attorneys’ fees. The settlement was approved and certified on August 4, 2020. As of September 30, 2020, the settlement funds due were paid by the Company's insurers, totaling $0.2 million.

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

For information regarding our consolidated operating results, financial condition, liquidity and cash flows for the nine months ended September 30, 2019 as compared to the same period in 2018, refer to "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the SEC on August 6, 2019, which information is incorporated herein by reference.

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

Due to COVID-19, our retail customers, experienced a surge in consumption as consumers stocked up on food and necessities towards the second half of Q1 2020. The unexpected surge in consumption caused a spike in orders which at times were greater than our production capacity.

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

Despite the COVID-19 related disruptions, our ability to bring the power of fresh to pet parents has continued, in part due to our post-surge pivot. Consumers' increased interest in their pets, the strong appeal of the Freshpet idea and products, our ability to continuously run our manufacturing facilities and successfully add capacity, the increased impact of our advertising, and our customers' realization of the value that Freshpet brings to their pet food category offerings and stores has resulted in some of our strongest growth. As noted above the unexpected surge in consumption towards the second half of Q1 2020, as well as the subsequent strong growth has caused us to draw down on trade inventory and have higher out of stocks than usual. With the additional capacity brought on during Q2 and Q3, as well as Kitchens 2.0 startup, we believe we will be able to rebuild our trade inventory and decrease our out of stocks within the next few months.

We are unsure how long the COVID-19 pandemic will require us to absorb higher costs to protect and reward our employees while simultaneously ensuring we can support our pet parents with a continual supply of Freshpet products. We are also monitoring our supply of raw materials, ingredients and packaging materials. Although we have not experienced any extended supply interruptions to date and our chicken prices for the year are fixed contractually, subject to limited exceptions, we have used our secondary suppliers from time-to-time, and have also experienced higher beef prices as a result of reduced supplies. We have estimated that we will be slightly under $4 million this year on COVID-19 related expenses.

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
•

Freshpet Kitchens 2.0 – The Company has continued to build a 90,000 square-foot addition to our manufacturing location. Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. Production of saleable product is slated to begin in the fourth quarter of 2020. Of the expected, approximately $115.0 million investment, we have invested approximately $100.5 million on the project to date, with approximately $63.4 million invested during 2020.

•

Freshpet Kitchens 3.0 – Located in Ennis, Texas on 68 acres, the initial design and engineering phase has begun. We expect initial production to begin by the fourth quarter of 2022. The Company expects, over time, to install at least seven production lines. Each line is expected to produce approximately $100.0 million in net sales. We have invested approximately $7.9 million in the project to date.

Additionally, the Company is upgrading its enterprise resource planning (“ERP”) system. The project commenced in Q1 2020 and expected to run through Q4 of 2021

In order to fund the strategic capital investments as well as provide the Company with capital flexibility, in March 2020, the Company completed a primary equity offering which provided proceeds of $252.1 million.

In addition, on April 17, 2020, the Company entered into a Fifth Amended and Restated Loan and Security Agreement with City National Bank, as the arranger and administrative agent, and the other lenders party thereto (the “New Loan Agreement”). The New Loan Agreement provides for a $165.0 million senior secured credit facility (the “New Credit Facility”), encompassing a $130.0 million delayed draw term loan facility (the “New Delayed Draw Facility”) and a $35.0 million revolving loan facility (the “New Revolving Loan Facility”), which replaced the Company’s prior $55.0 million delayed draw term loan facility and $35.0 million revolving loan facility.

The Company intends to use the net proceeds from the primary equity offering, borrowings from the New Credit Facility and cash from operations to continue to fund the Freshpet Kitchens expansion projects.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 22,371 retail stores as of September 30, 2020. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $198.1 million as of December 31, 2019, of which approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code (the “Code”). The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. At December 31, 2019, we had approximately $160.0 million of state NOLs, which expire between 2020 and 2039. At December 31, 2019, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$84,190	100%	$65,266	100%	$234,268	100%	$180,110	100%
Cost of goods sold	47,535	56	34,560	53	131,891	56	96,163	53
Gross profit	36,654	44	30,706	47	102,377	44	83,947	47
Selling, general and administrative expenses	32,895	39	27,171	42	101,273	43	89,076	49
Income (Loss) from operations	3,760	4	3,535	5	1,104	0	(5,129)	(3)
Other income/(expenses), net	25	0	(139)	(0)	70	0	(141)	(0)
Interest expense	(216)	(0)	(310)	(0)	(999)	(0)	(689)	(0)
Income (Loss) before income taxes	3,569	4	3,086	5	175	0	(5,959)	(3)
Income tax expense	22	0	19	0	65	0	57	0
Net Income (loss)	$3,547	4%	$3,067	5%	$110	0%	$(6,016)	(3)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2020			2019
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$71,025	84%	17,435	$54,712	84%	15,498
Pet Specialty and Natural (2)	13,165	16%	4,936	10,553	16%	5,281
Net Sales	$84,190	100%	22,371	$65,266	100%	20,779

(1)	Stores at September 30, 2020 and September 30, 2019 consisted of 12,267 and 10,856 Grocery and 5,168 and 4,642 Mass and Club, respectively.
(2)	Stores at September 30, 2020 and September 30, 2019 consisted of 4,467 and 4,834 Pet Specialty and 469 and 447 Natural, respectively.

Net sales increased $18.9 million, or 29%, to $84.2 million for the three months ended September 30, 2020 as compared to $65.3 million in the same period in the prior year. The $18.9 million increase in net sales was driven by an increase of $16.3 million in our Grocery (including Online), Mass, and Club refrigerated channel and $2.6 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 7.7% to 22,371 as of September 30, 2020 compared to 20,779 as of September 30, 2019.

Gross Profit

Gross profit increased $5.9 million, or 19.4%, to $36.7 million for the three months ended September 30, 2020 as compared to $30.7 million in the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 43.5% for the three months ended September 30, 2020 decreased 350 basis points compared to the same period in the prior year, due to plant start-up cost of 220 basis points, increased processing cost of 100 basis points, increased beef input cost of 70 basis points, COVID-19 related cost of 50 basis points, increased depreciation and stock compensation cost of 50 basis points, partially offset by increase in sales price and shifting selling mix of 70 basis points and plant cost efficiency of 70 basis points.

Adjusted Gross Profit was $41.5 million and $32.5 million in the three months ended September 30, 2020 and 2019, respectively. Adjusted Gross Profit Margin was 49.3% and 49.8% in the three months ended September 30, 2020 and 2019, respectively. Adjusted Gross Profit excludes $2.1 million of depreciation expense, $1.8 million of plant start-up expense $0.5 million of share-based compensation expense, and $0.4 million in COVID-19 expenses in the three months ended September 30, 2020 and excludes $1.6 million of depreciation expense and $0.2 million of share-based compensation expense in the three months ended September 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.7 million, or 21.1%, to $32.9 million for the three months ended September 30, 2020 as compared to the same period in the prior year. Key components of the dollar increase include higher variable costs due to volume of $1.7 million, higher incremental operating costs of $1.0 million, increased media expense of $1.3 million, increased loss on disposal of equipment of $1.3 million, and increased in depreciation and options expense of $0.4 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 39.1% for the three months ended September 30, 2020 from 41.6% for the three months ended September 30, 2019.

Adjusted SG&A Expenses was $24.5 million and $20.5 million in the three months ended September 30, 2020 and 2019, respectively. Adjusted SG&A Expenses decreased as a percentage of net sales to 29.1% in the three months ended September 30, 2020 as compared to 31.4% of net sales in the three months ended September 30, 2019. The decrease of 230 basis points in Adjusted SG&A is a result of 240 basis point gain in SG&A leverage, slightly offset by 10 basis points increase in media as a percentage of Net Sales. Adjusted SG&A excludes $2.9 million of depreciation expense, $2.9 million of non-cash share-based compensation expense, $1.3 million of loss on disposal of equipment, $0.8 million of launch expense, $0.4 million in enterprise resource planning expense, and $0.2 million COVID-19 expenses in the three months ended September 30, 2020 while excluding $2.5 million of depreciation and amortization expense, $2.9 million for share-based compensation expense, $1.3 million of launch expense and $0.1 million of secondary offering expense in the three months ended September 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income (Loss) from Operations

Income (Loss) from Operations increased $0.2 million to income from operations of $3.8 million for the three months ended September 30, 2020 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities decreased $0.1 million, or 30.5%, to $0.2 million for the three months ended September 30, 2020 as compared to the same period in the prior year as a result of the factors discussed above.

Other Income/(Expenses), net

Other income (expenses), net increased $0.2 million, or 117.9%, to other income of $0.0 million for the three months ended September 30, 2020 as compared to the same period in the prior year as a result of the factors discussed above.

Net Income (Loss)

Net Income (loss) increased $0.5 million, or 15.6%, to net income of $3.5 million for the three months ended September 30, 2020 as compared to net income of $3.0 million for the same period in the prior year as a result of the factors discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Sales

The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2020			2019
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$200,128	85%	17,435	$150,340	83%	15,498
Pet Specialty and Natural (2)	34,139	15%	4,936	29,770	17%	5,281
Net Sales	$234,268	100%	22,371	$180,110	100%	20,779

(1)	Stores at September 30, 2020 and September 30, 2019 consisted of 12,267 and 10,856 Grocery and 5,168 and 4,642 Mass and Club, respectively.
(2)	Stores at September 30, 2020 and September 30, 2019 consisted of 4,467 and 4,834 Pet Specialty and 469 and 447 Natural, respectively.

Net sales increased $54.2 million, or 30.1%, to $234.3 million for the nine months ended September 30, 2020 as compared to $180.1 million during the same period in the prior year. The $54.2 million increase in net sales was driven by an increase of $49.8 million in our Grocery (including Online), Mass, and Club refrigerated channel and $4.4 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 7.7% to 22,371 as of September 30, 2020 compared to 20,779 as of September 30, 2019.

Gross Profit

Gross profit increased $18.4 million, or 22%, to $102.4 million for the nine months ended September 30, 2020 as compared to $83.9 million during the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 43.7% for the nine months ended September 30, 2020 decreased 290 basis points compared to the same period in the prior year, due to plant start-up cost of 130 basis points, COVID-19 related cost of 90 basis points, increased processing cost of 90 basis points, increased depreciation and stock compensation cost of 30 basis points, increased beef input cost of 30 basis points, partially offset by increase in sales price and shifting selling mix of 80 basis points.

Adjusted Gross Profit was $115.4 million and $89.2 million in the nine months ended September 30, 2020 and 2019, respectively. Adjusted Gross Profit Margin was 49.3% and 49.5% in the nine months ended September 30, 2020 and 2019, respectively. Adjusted Gross Profit excludes $6.4 million of depreciation expense, $1.4 million of share-based compensation expense, $2.2 million in COVID-19 expenses, and $3.0 million of plant start-up expense in the nine months ended September 30, 2020 and excludes $4.8 million of depreciation expense and $0.5 million of share-based compensation expense in the nine months ended September 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.2 million, or 13.7%, to $101.3 million for the nine months ended September 30, 2020 as compared to the same period in the prior year. Key components of the dollar increase include higher variable cost due to volume of $4.3 million, incremental operating costs of $3.4 million, increase in depreciation and options expense of $2.8 million, increase on loss on disposal of equipment of $1.3 million, and increased media spend of $0.4 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 43.2% for the nine months ended September 30, 2020 from 49.5% for the nine months ended September 30, 2019.

Adjusted SG&A Expenses was $81.5 million and $73.2 million in the nine months ended September 30, 2020 and 2019, respectively. Adjusted SG&A Expenses decreased as a percentage of net sales to 34.8% in the nine months ended September 30, 2020 as compared to 40.7% of net sales in the nine months ended September 30, 2019. The decrease of 590 basis points in Adjusted SG&A is a result of 250 basis point gain in SG&A leverage, and 340 basis points leverage gain in media. Adjusted SG&A excludes $8.5 million of depreciation expense, $6.4 million of non-cash share-based compensation expense, $2.4 million of launch expense, $1.3 million of loss on disposal of equipment, $0.8 million in enterprise resource planning expense, $0.1 million in equity offering expense, and $0.3 million in COVID-19 expenses in the nine months ended September 30, 2020,while excluding $7.0 million of depreciation and amortization expense, $5.2 million for share-based compensation expense, $3.3 million of launch expense and $0.3 million of secondary offering expense in the nine months ended September 30, 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Income (Loss) from Operations

Income (loss) from Operations increased $6.2 million to income from operations of $1.1 million for the nine months ended September 30, 2020 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities increased $0.3 million, or 45.1%, to $1.0 million for the nine months ended September 30, 2020, of which $0.6 million related to the recognition of debt issuance fees with the repayment of the Draw Term Loan, while interest expense was $0.7 million in the nine months ended September 30, 2019.

Other Income/(Expenses), net

Other income (expenses), net increased $0.2 million, or 149.5%, to other income of $0.1 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Net Income (Loss)

Net income (loss) increased $6.1 million, or 101.8%, to net income of $0.1 million for the nine months ended September 30, 2020 as compared to a net loss of $6.0 million for the same period in the prior year as a result of the factors discussed above.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense, plant start-up expense, COVID-19 expenses and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, loss on disposal of equipment, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system and COVID-19 expenses. EBITDA represents net income (loss) plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on disposal of equipment, non-cash share-based compensation, launch expenses, plant start-up expenses, fees related to equity offerings of our common stock, COVID-19 expenses and implementation and other costs associated with the implementation of an ERP system. We have changed our method for calculating Adjusted Gross Profit, Adjusted SG&A and Adjusted EBITDA in light of certain non-recurring expenses related to the COVID-19 pandemic and in light of the implementation of a new ERP system.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$3,547	$3,067	$110	$(6,016)
Depreciation and amortization	5,052	4,064	14,946	11,707
Interest expense	216	310	999	689
Income tax expense	22	19	65	57
EBITDA	$8,837	$7,460	$16,120	$6,437
Loss on disposal of equipment	1,265	137	1,301	138
Non-cash share-based compensation	3,347	3,076	7,811	5,706
Launch expense (a)	760	1,264	2,403	3,335
Plant start-up expenses (b)	1,828	—	3,020	—
Equity offering expenses (c)	—	50	58	349
Enterprise Resource Planning (d)	428	—	830	—
COVID-19 expense (e)	582	—	2,440	—
Adjusted EBITDA	$17,048	$11,987	$33,983	$15,965
Adjusted EBITDA as a % of Net Sales	20.2%	18.4%	14.5%	8.9%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
(c)	Represents fees associated with public offerings of our common stock.
(d)	Represents implementation and other costs associated with the implementation of an ERP system.
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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Gross Profit	$36,654	$30,706	$102,377	$83,948
Depreciation expense	2,129	1,599	6,422	4,754
Plant start-up expense (a)	1,828	—	3,020	—
Non-cash share-based compensation	484	174	1,425	508
COVID-19 expense (b)	395	—	2,157	—
Adjusted Gross Profit	$41,490	$32,479	$115,402	$89,210
Adjusted Gross Profit as a % of Net Sales	49.3%	49.8%	49.3%	49.5%

(a)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
(b)

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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
SG&A expenses	$32,895	$27,171	$101,273	$89,075
Depreciation and amortization expense	2,923	2,465	8,524	6,953
Non-cash share-based compensation	2,863	2,902	6,386	5,198
Launch expense (a)	760	1,264	2,403	3,335
Loss on disposal of equipment	1,265	—	1,301	—
Equity offering expenses (b)	—	50	58	349
Enterprise Resource Planning (c)	428	—	830	—
COVID-19 expense (d)	187	—	283	—
Adjusted SG&A Expenses	$24,468	$20,490	$81,488	$73,240
Adjusted SG&A Expenses as a % of Net Sales	29.1%	31.4%	34.8%	40.7%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents fees associated with public offerings of our common stock.
(c)	Represents implementation and other costs associated with the implementation of an ERP system.
(d)	Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigate potential supply chain disruptions during the pandemic included in SG&A.

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

Our primary cash needs are for ingredients, packaging and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges and expand and improve our manufacturing plants to support our net sales growth.

Over the next three years we also expect to invest over $300 million in capital expenditures to expand our plant capacity and increase distribution. We believe that our cash and cash equivalents, short-term investments, expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. From time to time, we may access the debt and/or equity markets in order to increase our capital for funding capital expenditures or otherwise. However, our ability to continue to meet our capital resource requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations, our ability to manage costs and working capital successfully and our ability to access the debt and equity markets. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$84,185	$9,472
Short-term investments	10,000	—
Accounts receivable, net of allowance for doubtful accounts	21,644	18,581
Inventories, net	17,511	12,542
Prepaid expenses	3,411	3,276
Other current assets (1)	731	10,453
Accounts payable	(10,743)	(18,668)
Accrued expenses (1)	(11,958)	(22,133)
Current operating lease liabilities	(1,269)	(1,185)
Total Working Capital	$113,512	$12,338

(1)	Includes a $10.1 million legal contingency that was recorded as both a liability within accrued expenses, and a $10.1 million insurance receivable at December 31, 2020. The legal contingency was settled during the second quarter of 2020; the entire legal contingency was covered by insurance proceeds.

Working capital consists of current assets net of current liabilities. Working capital increased $101.2 million to $113.5 million at September 30, 2020 compared with working capital of $12.3 million at December 31, 2019. The increase was mainly a result of an increase in cash and cash equivalents and short-term investments from the equity raise presented within cash and cash equivalents and short-term investments, and an increase in accounts receivable and inventories, as well as a decrease in accounts payable and accrued expenses. The increase in cash and cash equivalents and short-term investments is mainly from our $252.1 million equity raise and $13.1 million of cash from operations, offset by investments in the increase in accounts receivable and inventories is mainly due to the growing business. The decrease in accounts payable was mainly due to the timing of capital expenditure spend. The decrease in accrued expenses, net of the legal contingency, is mainly a result of the timing of our variable compensation. Further, the Company acquired a 19% interest in a privately held company for $27.7 million on September 2, 2020.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately three to four weeks.

As of September 30, 2020, our capital resources consisted primarily of $84.2 million of cash on hand, $10.0 million in short-term investments, $35.0 million available under our credit facilities, of which $2.0 million is reserved for two Letters of Credit, and $130.0 million delayed draw term loan facility.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in thousands)
Cash at the beginning of period	$9,472	$7,554
Net cash generated in operating activities	13,062	3,487
Net cash used in investing activities	(137,548)	(40,738)
Net cash provided by financing activities	199,199	36,903
Cash at the end of period	$84,185	$7,206

Net Cash from Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

For the nine months ended September 30, 2020, net cash generated in operating activities of $13.1 million was primarily attributed to:

•

$25.1 million of net income, adjusted for reconciling non-cash items, which excludes $23.5 million primarily related to $14.9 million of depreciation and amortization, $7.8 million of share-based compensation, $1.3 of loss on disposal of equipment, $0.8 million of amortization of deferred financing costs and loan discount and $0.1 of inventory obsolescence.

This was partially offset by:

•	$11.2 million increase in working capital mainly due to a $2.1 million change in assets and a $13.3 million change in liabilities.
•	$0.8 million increase in other lease liabilities.

For the nine months ended September 30, 2019, net cash generated in operating activities of $3.5 million was primarily attributed to:

•

$11.9 million of net income, adjusted for reconciling non-cash items, which excludes $17.9 million primarily related to $5.7 million of share-based compensation and $11.7 million of depreciation and amortization.

This was partially offset by:

•

$8.4 million increase in working capital mainly due to a $7.3 million increase in accounts receivable, $4.1 million increase in inventories, and $0.6 million of other assets, offset by a $3.7 million increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities of $137.5 million for the nine months ended September 30, 2020, was primarily related to:

•

$82.3 million in capital expenditures for Freshpet Kitchens, of which $77.0 million relates to the Freshpet Kitchens and other expansion projects and $5.3 million relates to recurring capital expenditures.

•	$17.6 million in capital expenditures relating to investment in fridges and other capital spend.
•	$27.6 million in connection with an equity method investment pursuant to which the Company received a 19% interest in a privately held company.
•	$20.0 million purchase of short-term investments.

This was partially offset by:

•	$10.0 million proceeds from maturities of short-term investments

Net cash used in investing activities of $40.7 million for the nine months ended September 30, 2019, was primarily related to:

•

$24.2 million in capital expenditures for Freshpet Kitchens, of which $21.0 million relates to the Freshpet Kitchens and other expansion projects and $3.2 million relates to recurring capital expenditures.

•	$16.5 million in capital expenditures relating to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $199.2 million for the nine months ended September 30, 2020, attributable to:

•	$252.1 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$20.9 million of proceeds from borrowings under our credit facilities.
•	$4.7 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$76.0 million repayment of borrowings under our credit facilities.
•	$1.6 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.8 million for debt issuance cost related to the new credit facility.

Net cash provided by financing activities was $36.9 million for the nine months ended September 30, 2019, attributable to:

•	$50.6 million of proceeds from borrowings under our credit facilities.
•	$3.8 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$15.9 million repayment of borrowings under our credit facilities.
•	$1.3 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.4 million financing fees paid in connection with borrowings.

Indebtedness

For a discussion of our material indebtedness, see Note 6 to our consolidated financial statements included in this report.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our latest Annual Report Form 10-K.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of September 30, 2020, we did not have any outstanding borrowings under our credit facilities.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for both the three and nine months ended September 30, 2020 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2020, there were no forward contracts outstanding.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's material pending legal proceedings, see Note 11, Commitments and Contingencies, to the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce or any key employees are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations, including manufacturing at our Freshpet Kitchens may be negatively affected. Additionally, the Company has incurred, and may continue to incur, additional costs related to initiatives that increase workplace safety and attempt to minimize potential manufacturing shutdowns.

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

Towards the second half of Q1 2020, consumer demand for our products surged. During this surge, we could not fulfill demand for all of our product orders. If such surges outpace our capacity build or occur at unexpected times, we may be unable to fully meet our consumers' and customers' demands for our products. Further, it is unknown what impact a "second wave" of outbreaks in 2020 or beyond could have on our operations and workforce. We cannot predict if another surge (or slackening) of buying activity will occur during the COVID-19 pandemic. Such impacts could include effects on our business and operations from additional government restrictions on travel, shipping and workforce activities, including stay-at-home orders.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 25, 2020)
10.1

Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020).

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

Date: November 3, 2020	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Heather Pomerantz
Heather Pomerantz Chief Financial Officer
(Principal Financial and Accounting Officer)