Form 10-K
period 2020-12-31
Freshpet, Inc.
filed 2021-02-22
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.2 billion.

As of February 18, 2021, 40,724,185 shares of common stock of the registrant were outstanding.

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

Annual Report on Form 10-K

TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	the impact of COVID-19 on the U.S. and global economies, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
●	our ability to successfully implement our growth strategy;
●

our ability to timely complete the construction of our Freshpet Kitchens 2.0 at our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis together, "Freshpet Kitchens") and achieve the anticipated benefits therefrom;

●	our ability to generate sufficient cash flow or raise capital on acceptable terms;
●	the loss of key members of our senior management team;
●	allegations that our products cause injury or illness or fail to comply with government regulations;
●	the loss of a significant customer;
●	the entrance of new competitors into our industry;
●	the effectiveness of our marketing and trade spending programs;
●	our ability to introduce new products and improve existing products;
●	our ability to match our manufacturing capacity with demand;
●	the impact of government regulation, scrutiny, warning and public perception;
●	the effect of false marketing claims;
●	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
●	our ability to develop and maintain our brand;
●	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
●	our ability to manage our supply chain effectively;
●	volatility in the price of our common stock; and
●	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet, Inc. (“Freshpet,” the “Company,” "we" or "our") is disrupting the over $38.0 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2020, our household penetration within North America was approximately 4 million, with a target of 11 million households by 2025, an increase from our prior target of 8 million. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated with our recent initiatives in the U.K. market.

Our Industry

We primarily compete in the North American dog and cat food market, which we estimate will grow at an average compounded annual growth rate of 5.7% from 2020 to 2025. We believe pet food spending in North America will continue to increase at a similar rate during this same time period. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently approximately 85 million pet owning households in the United States, which represents approximately 67% of total households, and over 170 million dogs and cats in the United States, according to the American Pet Products Association.

Pet humanization.    According to Packaged Facts, 95% of U.S. pet owners view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions. According to an American Pet Products Association's Pulse Study published in December 2020, 64% of pet parents feel they are closer/more bonded with their pet due to the COVID-19 pandemic. We believe that pet owners' closer bond to their pets aligns with recent trends, which the COVID-19 pandemic has further accelerated.

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

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. Freshpet's carefully selected ingredients and gentle cooking process ensures best-in-class bioavailable nutrition. Hundreds of customer testimonials each year underscore Freshpet's support of a long and healthy life. Further, since founding Freshpet, we have donated over five million fresh meals to pets via shelters, charitable organizations and humane societies. We also participate in Random Acts of Kindness to do our part to improve the lives of pets and pet parents. We also support giving pets a leg-up on living their best life and have donated over ten million fresh meals to pets via shelters, charitable organizations and humane societies.

People

People include our team members, pet parents, and our partners. We treat our team members with respect and are committed to helping them develop professionally and personally. Benefits include industry leading compensation with stock grants and 401k matching for all Freshpet team members in addition to health insurance benefits in the top 5% of plans. These efforts contribute to a net promoter score of 8.3 (90th percentile). Additionally, we strive to be good partners with customers, distributors and suppliers by conducting business with honesty and transparency knowing that we cannot grow without their support.

Planet

We are committed to minimizing our environmental impact while providing the healthiest, tastiest pet food possible. Freshpet Kitchens Bethlehem is a landfill-free facility thanks to state-of-the-art recycling, digesting, and waste-to-energy processes. The electricity used in the Freshpet Kitchens Bethlehem and its refrigerators in its over 22,000 retail locations is matched with 100% U.S. wind energy renewable energy credits. Freshpet's chiller fleet efficiency has improved every year with our latest units being up to 7.5x more efficient than units from just 6 years ago. Nature's Fresh became Freshpet's first carbon neutral brand thanks to our carbon offset partnership with Conservation International. These efforts and more help ensure a healthy planet for generations to come.

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

Our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by different classes of trade and are available in multiple forms.

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

Our Innovation Center, which is part of our Freshpet Kitchens, helps us ensure that we remain capable of strong innovation including creating new product platforms to expand the breadth of our fresh pet food offerings. We expect that new product introductions and the introduction of new cooking techniques will continue to delight our consumers and drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing facility in North America, Freshpet Kitchens Bethlehem. This 240,000 square foot facility was built to United States Department of Agriculture standards and currently houses five production lines customized to produce fresh, refrigerated food. We are currently in the process of commissioning the sixth and final line which is expected to go live by the first half of 2021.

In 2020 we also made a $15.8 million investment at a manufacturing facility, titled "Freshpet Kitchens South." Freshpet Kitchens South currently has one production line with the space to add more production lines in the future.

In 2020, approximately 99% of our product volume was manufactured with Freshpet owned equipment.

Expansion: Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity.

The construction of Freshpet Kitchens Ennis, located in Ennis, Texas, began in 2020. We expect initial production to begin by the first half of 2022.

We are also expanding our capacity capabilities at Freshpet Kitchens South.

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

Distribution: Outbound transportation from our facility is handled through a third-party refrigerated freight broker. We expect to be able to leverage certain distribution costs as volumes grow. For certain retailers, we use national and regional distributors.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our company-owned manufacturing facility allows us to exercise significant control over production. Our quality assurance team includes 13 salaried quality assurance supervisors, specialists and analysts, and 32 quality technicians with significant experience in pet and human food production.

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

Our Customers and Distributors

We sell our products throughout the United States, Canada, and the United Kingdom, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in approximately 22,700 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 30,000 stores in North America. We sell our products through the following classes of retail: grocery (including online), mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third-party distributor. In 2020, our largest distributor by net sales, McLane Company, Inc., accounted for 18% of our net sales and our largest customer, Target, accounted for 8% of our net sales.

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

We currently estimate less than 12 month cash-on-cash payback for the average Freshpet Fridge installation, calculated by comparing our total current costs for a refrigerator (including installation) to our current margin on net revenues. We believe our attractive value proposition to retailers and pet parents will allow us to continue penetrating store locations of existing and new customers. The Freshpet Fridge provides a highly-visible merchandising platform, allowing us to control how our brand is presented to consumers at point-of-sale and represents a significant point of differentiation from other pet food competitors. Our total chiller fleet at retailers covers over one million cubic feet of space.

Marketing and Advertising

Our marketing strategy is designed to educate consumers about the benefits of fresh refrigerated pet food and build awareness of the Freshpet brand. We deploy a broad set of marketing tools across television, digital and public relations to reach consumers through multiple touch points and increase product trials.

Our network of fridges at approximately 22,700 retail locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, Twitter, TikTok and YouTube.

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

Team Members & Human Capital Resources

We desire to progress towards a fair, healthy and safe workplace, while creating work environment policies that promote diversity, equality and inclusion for our valued employees. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our Company, as well as for our stockholders. We are proud of our focus on promoting human rights across our operations - from our supply chain to our products - and are committed to build our business on a foundation of ethics.

Attracting and retaining talent at all levels is vital to continuing our success. We promote work-life balance of our employees, we invest in our employees through high-quality benefits and various health and wellness initiatives, and we have created a healthy work environment in our offices. In order to incentivize and engage our workforce, Freshpet provides:

●	Industry-leading compensation, including stock compensation for every employee	●	Industry-leading healthcare offered equitably for every employee
●	Multi-year equity grants to "One-of -a-Kind Talent" employees identified by the Board	●	Competitive perquisites, including pet insurance, free healthy snack room and catered lunches
●	401(k) matching for every employee	●	Rigorous focus on Diversity & Inclusion to create an inclusive culture to attract, engage and retain our diverse talent

As of December 31, 2020, we had 591 employees, of which all but seven are located in the United States. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Website Information

The address of our corporate website is www.freshpet.com. Our annual reports, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

Information Systems

We employ a comprehensive Enterprise Resource Planning (“ERP”) system supported by a local consulting partner. This system covers order entry, customer service, accounts payable, accounts receivable, purchasing, asset management and manufacturing. Our order management process is automated via Electronic Data Interchange with virtually all our customers, which feeds orders directly to our ERP platform. We complement the ERP system with a Warehouse Management System, which allows us to improve tracking and management of ingredients and streamline manufacturing.

We backup data every hour and store a copy locally for immediate restoration if needed. All data is transmitted to a secure offsite cloud storage service daily for disaster recovery needs. We believe our systems infrastructure is scalable and can support our future growth.

During Q1 2020, the Company has began to upgrade its ERP system. This upgrade process is expected to run through Q4 of 2021.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. The following is a discussion of the risks, uncertainties and assumptions that we believe are material to our business, which should be considered in conjunction with the other information contained in this report, including our consolidated financial statements and accompanying notes. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. While the risks are organized by headers, and each risk is discussed separately, many are interrelated. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to the COVID-19 Outbreak

The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.

In December 2019, a novel coronavirus disease ("COVID-19") was reported and by March 2020, the WHO had characterized COVID-19 as a pandemic. While the COVID-19 outbreak has not negatively impacted our sales to date, it is impossible to predict the impact of the pandemic going forward. Continued quarantines, government restrictions on movements, rollout of vaccines or other governmental or societal responses could impact our business in the future, perhaps materially.

The COVID-19 pandemic could disrupt our third party business partners' ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. As a result of the continued COVID-19 outbreak, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience  disruptions to our operations.

Workforce limitations and travel restrictions resulting from COVID-19 and related government actions have in the past, and may in the future, affect many aspects of our business. If a significant percentage of our workforce or any key employees are unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic, our operations, including manufacturing at our Freshpet Kitchens, may be negatively affected. Additionally, the Company has incurred, and may continue to incur, additional costs related to initiatives that increase workplace safety and attempt to minimize potential manufacturing shutdowns.

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing retail customers and consumers, and to attract new customers and consumers. Our ability to implement our advertising, increase our distribution, and innovate new products that are designed to increase and maintain sales volumes may be negatively affected as a result of decreased retailer traffic, modifications to retailer shelf reset timing or other activities during the COVID-19 outbreak. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively impact our business.

Adverse and uncertain economic conditions, such as decreases in per capita income or the level of disposable income, increased unemployment or a decline in consumer confidence as a result of the COVID-19 outbreak, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Towards the second half of Q1 2020, consumer demand for our products surged, primarily as a result of our end consumers stocking up on our products and increased pet adoption during the pandemic. During the initial surge, we could not fulfill demand for all of our product orders. If future surges outpace our capacity build or occur at unexpected times, we may be unable to fully meet our consumers' and customers' demands for our products. We cannot guarantee that the additional demand we have experienced for our products during COVID-19 will continue when the pandemic ends.

The future impact of COVID-19 on our business, including the duration of the pandemic and governmental and societal responses, are impossible to predict and could materially impact our business, financial condition and results of operations.

Risks Related to our Growth Strategy

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy by attracting new consumers to our brand, expanding distribution through the installation of new Freshpet Fridges and launching new products. Our ability to increase awareness, consumer trial and adoption of our products, and to implement this growth strategy depends, among other things, on our ability to:

●	implement our marketing strategy;
●	expand and maintain brand loyalty;
●	partner with customers to secure space for our Freshpet Fridges;
●	develop new product lines and extensions;
●	partner with distributors to deliver our products to customers;
●	continue to compete effectively in multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural; and
●	build capacity to meet demands.

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

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations, our credit facilities, and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with our contractual restrictions.

Additionally, our ability to make payments on and to refinance any indebtedness and to fund planned expenditures for our growth plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. From time to time, we may seek to raise additional capital by accessing the debt and/or equity markets to fund capital expenditures or otherwise. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. For additional possible effects of such offerings, see "Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities, which may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock."

Risks Related to Competition in Our Industry

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

Risks Related to our Products and Customers

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

A key element of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences and demographics, the technical capability of our product development staff in developing and testing product prototypes, including complying with governmental regulations, and the success of our management and sales team in introducing and marketing new products. Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. Efforts to accelerate our innovation may exacerbate risks associated with innovation. Failure to develop and market new products that appeal to consumers and meet our objectives could negatively impact our business, financial condition and results of operations.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2020, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for approximately 70% of our net sales. This percentage may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns (including due to the COVID-19 pandemic), our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Manufacturing and Supply Chain

Our manufacturing capacity and expansion plans could have a material adverse effect on our business, financial condition and results of operations.

Due to limited manufacturing capacity and our continued growth, the Company is expanding its manufacturing capacity. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments - Supporting Freshpet's Growth." If our growth exceeds our expectations, we may not be able to increase our own manufacturing capacity to, or obtain contract manufacturing capacity at, a level that meets demand for our products, which could prevent us from meeting increased customer demand and harm our business. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets, and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, adverse weather conditions, natural disasters or other natural conditions affecting our operating activities or major facilities could cause an interruption or delay in our production or delivery schedules and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. If our operations are damaged by a fire, flood or other disaster, for example, we may be subject to supply or delivery interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business, financial condition and results of operations. For example, during Q4 2020, we experienced a delay in our distribution chain due to winter storms in the Northeastern United States, which negatively impacted our results of operations for Q4 2020.

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

We rely on co-packers to provide our supply of certain products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-packing agreements could adversely affect our results of operations.

We have supply agreements with co-packers that require them to provide us with specific finished products. We rely on co-packers as our sole-source for certain products. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of a co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-packing agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-packing arrangement with another provider. During an economic downturn (including due to COVID-19), our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-packing arrangement may not be available on terms as favorable to us as the existing co-packing arrangement, if at all.

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

Risks Related to Government Regulation and Legal Proceedings

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

From time to time, we may be subject to litigation, government investigations or governmental proceedings, which may adversely impact our results of operations and financial condition.

From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, negotiations or proceedings arising in the normal course of business. In the event of litigation, government investigations or governmental proceedings, we are subject to the inherent risks and uncertainties that may result if outcomes differ from our expectations. In the event of adverse outcomes in any litigation, investigation or government proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, which could materially harm our business. For example, as an employer, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Such actions, if successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

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

Further, to the extent we develop, introduce and acquire products, the risk of such claims may be exacerbated. Any such claims, even those without merit, could (i) require us to expend significant resources, (ii) cause us to cease making or using products that incorporate the challenged intellectual property, (iii) require us to redesign, reengineer or rebrand our products or packaging, including our Freshpet Fridges, (iv) divert management's attention and resources or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party's intellectual property, which may not be available to us on acceptable terms or at all. Any of such events may adversely impact our business, financial condition and results of operations.

Risks Related to our International Operations

We may face difficulties as we expand into countries in which we have no prior operating experience.

In recent years, we have expanded our global footprint by entering into new markets and may expand into additional markets in the future. For example, we currently do business with three retailers in the United Kingdom, where our products are selling in 390 stores.  As we expand our business into new countries, we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.

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

Risks Related to Environmental Regulation and Environmental Risks

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

Risks Related to Information Technology and Cyber Security

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

Risks Related to Our NOLs

We may be unable to use some or all of our net operating loss carryforwards, which could adversely affect our financial results.

As of December 31, 2020, we had federal net operating loss (“NOLs”) carryforwards of approximately $239.8 million and state NOLs of approximately $189.8 million that we may use to offset against taxable income for U.S. federal and state income tax purposes, respectively. In general, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its “pre-ownership change” NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect. In addition, under the tax reform bill commonly known as the Tax Cuts and Jobs Act, (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2017 cannot be carried back to prior taxable years. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Risks Related to LIBOR Phase-out

Certain of our variable rate indebtedness uses LIBOR as a benchmark, which is subject to regulatory uncertainty that could increase the cost of our variable rate indebtedness.

Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. In 2017, the U.K.'s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or is materially altered, this change could have an adverse effect on our financing costs by increasing the cost of our variable rate indebtedness.

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly, including because of the risks described in this "Risks Factors" section. Accordingly, results for any one period are not necessarily indicative of results to be expected for any future period. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

The price of our common stock has been and may continue to be volatile and you may lose all or part of your investment.

The trading price of our common stock has been, and may continue to be, volatile, and you may not be able to resell your shares at or above the purchase price. Such volatility could be based on various factors relating to our Company and industry, including those described in this “Risks Factors" section.

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

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price and we have defended against such lawsuits in the past.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

As of December 31, 2020, we had 40,718,240 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

Our Certificate of Incorporation and Bylaws and Delaware law contain several provisions that may make it more difficult for a third-party to acquire control of us without the approval of our Board of Directors. These provisions may make it more difficult or expensive for a third-party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. The Company and its shareholders are in the process of a 5 year governance transition plan that if approved and implemented, would remove many of these restrictions.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities, which may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

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

We own the Freshpet Kitchens Bethlehem ("Kitchens 1.0" and "Kitchens 2.0"). Kitchens 1.0 is approximately a 100,000 square-foot manufacturing facility, and Kitchens 2.0 is approximately a 140,000 square foot manufacturing facility, each located in Bethlehem, Pennsylvania (together, the "Freshpet Kitchens Bethlehem"). We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for our business as presently conducted.

Additionally we own a second location in Ennis, Texas ("Freshpet Kitchens Ennis"), which is in the process of being constructed. We are currently in the initial design and engineering phase for Freshpet Kitchens Ennis. We expect initial production to begin by the first quarter of 2022. For additional information on our production facilities, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Recent Developments - Supporting Freshpet's Growth."

ITEM 3. LEGAL PROCEEDINGS

We are party to litigation proceedings. While the results of such litigation proceedings cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1A. Risk Factors” and Note 9 to our Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issueR purchases of equity secuRIties

Market Information

Shares of our common stock are publicly traded on the Nasdaq Global Market under the symbol "FRPT".

The number of stockholders of record of our common stock as of February 18, 2021 was 261. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the five year period ended December 31, 2020. The graph assumes that $100 was invested on December 31, 2015, in each of our common stock, the NASDAQ Composite and the Russell 3000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return
Freshpet Inc., NASDAQ Composite, Russell 3000 Index
$1,700.00
$1,650.00
$1,600.00
$1,550.00
$1,500.00
$1,450.00
$1,400.00
$1,350.00
$1,300.00
$1,250.00
$1,200.00
$1,150.00
$1,100.00
$1,050.00
$1,000.00
$950.00
$900.00
$850.00
$800.00
$750.00
$700.00
$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Freshpet, Inc.
NASDAQ Composite
Russell 3000

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
31-Dec-15	$100.00	$100.00	$100.00
31-Dec-16	$119.55	$107.50	$110.42
31-Dec-17	$223.20	$137.86	$131.23
31-Dec-18	$378.80	$132.51	$122.06
31-Dec-19	$696.00	$179.19	$156.89
31-Dec-20	$1,672.44	$257.38	$186.42

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in “Risk Factors.” The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included elsewhere in this report. For more information regarding our consolidated results and liquidity and capital resources for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Recent Developments

Observations on the Effects of COVID-19

In December 2019, a novel coronavirus disease ("COVID-19") was reported, and by March 2020, the World Health Organization ("WHO") had characterized COVID-19 as a pandemic.

Due to COVID-19, our retail customers experienced a surge in consumption as consumers stocked up on food and necessities towards the second half of Q1 2020. The unexpected surge in consumption caused a spike in orders which at times were greater than our production capacity.

At the end of Q1, we announced our post-surge pivot. That strategic pivot was built on a foundation that said, if we could keep our employees safe, then we could rebuild our supply and that would enable us to replenish our product supply in retail stores, which would allow us to turn to our advertising to drive consumption and household penetrations gains. As a result, we invested in each of those areas, including safety enhancement to protect our team, incremental capacity at Freshpet Kitchens South, incremental retail coverage, new e-commerce purchase and delivery options and additional media advertising.

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

Despite the COVID-19 related disruptions, our ability to bring the power of fresh to pet parents has continued, in part due to our post-surge pivot. Consumers' increased interest in their pets, the strong appeal of the Freshpet idea and products, our ability to continuously run our manufacturing facilities and successfully add capacity, the increased impact of our advertising, and our customers' realization of the value that Freshpet brings to their pet food category offerings and stores has resulted in some of our strongest growth. As noted above, the unexpected surge in consumption towards the second half of Q1 2020, as well as the subsequent strong growth, has caused us to draw down on trade inventory and have higher out of stocks than usual. With the additional capacity brought on during Q2 through Q4, as well as Freshpet Kitchens 2.0 beginning production in October 2020, we believe we will be able to rebuild our trade inventory and decrease our out of stocks during the first half of 2021.

We are unsure how long the COVID-19 pandemic will require us to absorb higher costs to protect and reward our employees while simultaneously ensuring we can support our pet parents with a continual supply of Freshpet products. We are also monitoring our supply of raw materials, ingredients and packaging materials. Although we have not experienced any extended supply interruptions to date and our chicken prices for the year are fixed contractually, subject to limited exceptions, we have used our secondary suppliers from time-to-time, and have also experienced higher beef prices as a result of reduced supplies. As of December 31, 2020, COVID-19 related expenses were $3.9 million.

We will continue to monitor the retail environment and pet parent demand, and intend to adapt to changing conditions to continue to drive growth and meet our goal of "changing the way people feed their pets forever" during the evolving COVID-19 pandemic.

Supporting Freshpet's Growth

At the Company's February 2020 Investor Day, Freshpet presented its "Feed the Growth - 5 by 2025" strategic plan. The plan looked to add 5 million more households by 2025, for a total 8 million households. During 2020, the Company continued to see increased sales growth and household penetration despite capacity limits and less than planned advertising spend. As a result, the Company is raising its 2025 household penetration target from 8 million to 11 million households. To support the strategic plan Freshpet is committed to invest in production capacity as well as upgrades to our systems and processes. The Company is continuously evaluating its ability to feed as many pets as possible and minimize its impact on the environment, and will continue to make investments that provides the necessary returns on its investments to deliver on Pets, People, Planet.

Manufacturing Site	Manufacturing Capability	Investments to be Made
Freshpet Kitchens Bethlehem

Kitchens 1.0
Kitchens 1.0 is approximately a 100,000 square-foot manufacturing facility in Bethlehem, PA. It has 4 manufacturing lines, each of which has the ability to produce our Freshpet Recipes 7 days a week/24 hours a day.

Kitchens 2.0
Kitchens 2.0 is a 140,000 square-foot addition to our Bethlehem, PA campus. It will have two manufacturing lines. Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. In addition Kitchens 2.0 delivers on our commitment to continue to minimize our manufacturing impact. Production of saleable product began in October 2020. Freshpet Kitchens 2.0 is expected to produce at full capacity by the middle of 2021.

Kitchens 2.0 will cost $115.0 million when fully completed. To date, we have invested approximately $104.5 million, with the remaining spend to be incurred in the first half of 2021.
Freshpet Kitchens South

During 2020, the Company officially opened a manufacturing facility called "Freshpet Kitchens South," which cooked its first meal in February 2020.

In order to ensure we are able to deliver on projected growth, the Company is also looking to add additional manufacturing lines. The capacity build out is expected to occur in two phases.

By the end of 2021, we expect the first phase of Freshpet Kitchens South to be completed. By the start of 2023, we expect the second phase to be completed which includes a second building that will house additional manufacturing lines.

During 2020, the Company invested approximately $15.8 million. From 2021 to 2023, we expect to make an additional investment of $180 million to complete phase 1 and phase 2.
Freshpet Kitchens Ennis

During the end of 2019, the Company started its initial design and engineering phase of Kitchens Ennis, which sits on 74 acres in Ennis, Texas. We expect initial production to begin by the first half of 2022.

Projected spend on the project is $530 to $600 million. We have invested approximately $31.0 million in the project to date.

Additionally, the Company is upgrading its enterprise resource planning ("ERP") system. The project commenced in Q1 2020 and is expected to run through Q4 of 2021.

On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement, by and among the Company, as borrower, City National Bank, as the arranger and administrative agent, and the lenders party thereto (the "New Loan Agreement"), which amends and restates in full the Company's Fifth Amended and Restated Loan and Security Agreement. The New Loan Agreement provides for a $350 million senior secured credit facility, encompassing a $300 million delayed draw term loan facility and a $50 million revolving loan facility, which replaces the Company's prior $130 million delayed draw term loan facility and $35 million revolving loan facility.

To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the debt and equity markets, where appropriate.

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges across leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 22,700 retail stores as of December 31, 2020. Our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, slotting, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

●

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

●

Increasing penetration of Freshpet Fridge locations in major classes of retail, including grocery (including online), mass, club, pet specialty and natural. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store and proximity to other stores that carry our products.

●	Consumer trends including growing pet ownership, pet humanization and a focus on health and wellness.

We believe that as a result of the above key factors, we will continue to penetrate the pet food marketplace and increase our share of the pet food category.

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials, inbound freight and depreciation.

Our gross profit margins are also impacted by the cost of ingredients, packaging materials, labor and overhead, and share-based compensation related to direct labor and overhead. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Due to our Feed the Growth initiative, which has increased our investment level in media to drive growth, our selling, general and administrative (“SG&A”) expenses as a percentage of net sales has decreased. SG&A as a percentage of net sales was 49.1% in 2018, 46.6% in 2019 and 42.3% in 2020. We believe that as we continue to realize the benefits of our Feed the Growth initiative, SG&A expenses will continue to decrease as a percentage of net sales.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $239.8 million as of December 31, 2020, of which, approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018,  2019 and 2020, of approximately $64.4 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2020, we had approximately $189.8 million of state NOLs, which expire between 2020 and 2038. At December 31, 2020, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Results of Operations

	Twelve Months Ended December 31,
	2020		2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$318,790	100%	$245,862	100%	$193,237	100%
Cost of goods sold	185,880	58	131,665	54	103,247	53
Gross profit	132,910	42	114,197	46	89,990	47
Selling, general and administrative expenses	134,908	42	114,450	47	94,876	49
Income (Loss) from operations	(1,998)	(1)	(253)	(0)	(4,886)	(3)
Other income/(expenses), net	87	0	5	0	(102)	(0)
Interest expense	(1,212)	(0)	(991)	(0)	(296)	1
Income (Loss) before income taxes	(3,123)	(1)	(1,239)	(1)	(5,284)	(3)
Income tax expense	65	0	144	0	77	0
Net Income (loss)	$(3,188)	(1)%	$(1,383)	(1)%	$(5,361)	(3)%

Twelve Months Ended December 31, 2020 Compared To Twelve Months Ended December 31, 2019

Net Sales

The following table sets forth net sales by class of retail:

	Year Ended December 31,
	2020			2019
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$272,008	85%	17,770	$206,550	84%	16,278
Pet Specialty and Natural (2)	46,782	15%	4,946	39,312	16%	5,292
Net Sales	$318,790	100%	22,716	$245,862	100%	21,570

(1)	Stores at December 31, 2020 and December 31, 2019 consisted of 12,560 and 11,315 grocery (including online) and 5,210 and 4,963 mass and club, respectively.

(2)	Stores at December 31, 2020 and December 31, 2019 consisted of 4,470 and 4,837 pet specialty and 476 and 455 natural, respectively.

Net sales increased $72.9 million, or 29.7%, to $318.8 million for the twelve months ended December 31, 2020 as compared to the same period in the prior year. The $72.9 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $65.4 million, and Pet Specialty and Natural of $7.5 million. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations, which grew by 5.3% from 21,570 as of December 31, 2019 to 22,716 as of December 31, 2020.

Gross Profit

Gross profit increased $18.7 million, or 16.4%, to $132.9 million for the twelve months ended December 31, 2020 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales offset by decreased gross margin.

Our gross profit margin of 41.7% for the twelve months ended December 31, 2020, was a decrease of 470 basis points compared to the same period in the prior year, due to plant start-up cost of 190 basis points, COVID-19 related cost of 110 basis points, increased processing cost of 100 basis points, increased depreciation and stock compensation cost of 70 basis points, increased beef input cost of 70 basis points, partially offset by increase in sales price and shifting selling mix of 70 basis points.

Adjusted Gross Profit was $154.1 million and $121.5 million in the years ended December 31, 2020 and 2019, respectively. Adjusted Gross Profit Margin as a percentage of net sales was 48.3% and 49.4% in the years ended December 31, 2020 and 2019, respectively. Adjusted Gross Profit excludes $9.6 million of depreciation and amortization expense, $6.0 million of plant start-up expense, $2.1 million of non-cash share-based compensation and $3.5 million of COVID-19 expense in 2020 and excludes $6.4 million of depreciation and amortization expense and $0.9 million of non-cash share-based compensation in 2019. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

SG&A expenses increased $20.5 million, or 17.9%, to $134.9 million for the twelve months ended December 31, 2020 as compared to the same period in the prior year. Key components of the dollar increase include higher media spend of $3.2 million, increased variable cost due to volume of $7.9 million, which includes freight cost and brokerage, higher depreciation and share-based compensation expense of $3.4 million, increased loss on disposal of assets of $1.0 million, cost associated with implementation of new ERP of $1.7 million, COVID-19 cost of $0.4 million, increased selling expense of $1.1 million and higher incremental operating expenses of $2.3 million, offset by lower launch expense of $1.1 million. The increased operating expenses were primarily due to new hires and increased employee benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 42.0% for the twelve months ended December 31, 2020 from 46.6% for the twelve months ended December 31, 2019.

Adjusted SG&A Expenses was $107.2 million and $92.5 million in the years ended December 31, 2020 and 2019, respectively. Adjusted SG&A Expenses decreased as a percentage of net sales to 33.7% in the year ended December 31, 2020 as compared to 37.6% of net sales in the year ended December 31, 2019. The decrease of 400 basis points in Adjusted SG&A Expenses is a result of 220 basis point gain in SG&A leverage and 180 basis point increase related to media ad spend decrease as a percentage of net sales. Adjusted SG&A Expenses excludes $11.5 million of depreciation and amortization expense, $8.8 million of non-cash share-based compensation, $3.4 million of launch expense, $1.8 million of loss on disposal of equipment, $0.1 million of equity offering expenses, $1.7 million in enterprise resource planning expense, and $0.4 million in COVID-19 expenses in 2020, while excluding $9.6 million of depreciation and amortization expense, $6.9 million of non-cash share-based compensation, $4.6 million of launch expense, $0.6 million of loss on disposal of equipment, and $0.3 million of equity offering expenses in 2019. Adjusted SG&A is a Non-GAAP measure. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased $1.7 million from a loss of $0.3 million for the twelve months ended December 31, 2019 to a loss of $2.0 million for the twelve months ended December 31, 2020 as a result of the factors discussed above.

Interest Expense

Interest expense was $1.2 million and $1.0 million for the twelve months ended December 31, 2020 and 2019, respectively, relating primarily to our credit facilities. See “—Liquidity and Capital Resources.”

Other Income/(Expenses), net

Other income/(expenses), net increased $0.1 million from an income of less than $0.1 million for the twelve months ended December 31, 2019 to income of $0.1 million for the twelve months ended December 31, 2020.

Net Loss

Net loss increased $1.8 million, or 130.6%, to net loss of $3.2 million for the twelve months ended December 31, 2020 as compared to net loss of $1.4 million for the same period in the prior year. Net loss was 1.0% of net sales for the twelve months ended December 31, 2020 as compared to a net loss of 0.6% of net sales for the same period in the prior year.

Adjusted EBITDA

Adjusted EBITDA increased $17.7 million from $29.2 million for the twelve months ended December 31, 2019 to $46.9 million for the twelve months ended December 31, 2020. Adjusted EBITDA as a percentage of net sales increased 280 basis points from 11.9% for the twelve months ended December 31, 2019 to 14.7% for the twelve months ended December 31, 2020.  The increase is a result of leverage gain on Adjusted SG&A excluding media of 220 basis points and decreased media spend as part of our Feed the Growth initiative of 170 basis points, partially offset by a decrease in Adjusted Gross Margin of 110 basis points.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before non-cash depreciation expense, plant start-up expenses, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, net gain/loss on disposal of equipment, equity offering expenses, implementation and other costs associated with the implementation of an ERP system, litigation expenses, and COVID-19 expenses. EBITDA represents net income (loss) plus interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA plus net gain/loss on disposal of equipment, non-cash share-based compensation, launch expenses, plant start-up expenses, equity offering expenses, implementation and other costs associated with the implementation of an ERP system, litigation expenses and COVID-19 expenses. We have changed our method for calculating Adjusted Gross Profit, Adjusted SG&A and Adjusted EBITDA in light of certain non-recurring expenses related to the COVID-19 pandemic and in light of the implementation of a new ERP system.

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

Our presentation of the non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that the non-GAAP financial measures have limitations as analytical financial measures. For example, the non-GAAP financial measures do not reflect:

●	our capital expenditures or future requirements for capital expenditures;
●	the interest expense, or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;
●

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor any cash requirements for such replacements; and

●	changes in cash requirements for our working capital needs.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net loss	$(3,188)	$(1,383)	$(5,361)
Depreciation and amortization	21,125	15,921	14,068
Interest expense	1,211	991	296
Income tax expense	65	144	77
EBITDA	$19,213	$15,673	$9,080
Loss on disposal of equipment	1,805	787	142
Non-cash share-based compensation	10,925	7,834	6,808
Launch expense (a)	3,421	4,563	3,540
Plant start-up expenses (b)	5,962	—	—
Equity offering fees (c)	58	302	362
Enterprise Resource Planning (d)	1,682	—	—
Litigation expense (e)	—	—	348
COVID-19 expense (f)	3,854	—	—
Adjusted EBITDA	$46,920	$29,159	$20,280
Adjusted EBITDA as a % of Net Sales	14.7%	11.9%	10.5%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.

(c)	Represents fees associated with public offerings of our common stock.

(d)	Represents implementation and other costs associated with the implementation of an ERP system.

(e)	Represents fees associated with the response to two securities lawsuits.

(f)	Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs to mitigate potential supply chain disruptions during the pandemic.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2020	2019	2018
	(Dollars in thousands)
Gross Profit	$132,910	$114,197	$89,990
Depreciation expense	9,576	6,370	6,089
Plant start-up expense (a)	5,962	—	—
Non-cash share-based compensation	2,132	922	859
COVID-19 expense (b)	3,497	—	—
Adjusted Gross Profit	$154,077	$121,489	$96,938
Adjusted Gross Profit as a % of Net Sales	48.3%	49.4%	50.2%

(a)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.

(b)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs to mitigate potential supply chain disruptions during the pandemic included in cost of good sold.

The following table provides a reconciliation of Adjusted SG&A to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2020	2019	2018
	(Dollars in thousands)
SG&A expenses	$134,908	$114,450	$94,876
Depreciation and amortization expense	11,549	9,551	7,977
Non-cash share-based compensation	8,793	6,912	5,949
Launch expense (a)	3,421	4,563	3,540
Loss on disposal of equipment	1,805	649	—
Equity offering expenses (b)	58	302	362
Enterprise Resource Planning (c)	1,682	—	—
Litigation expense (d)	—	—	348
COVID-19 expense (e)	357	—	—
Adjusted SG&A Expenses	$107,243	$92,473	$76,698
Adjusted SG&A Expenses as a % of Net Sales	33.6%	37.6%	39.7%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as, the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents fees associated with public offerings of our common stock.

(c)	Represents implementation and other costs associated with the implementation of an ERP system.

(d)	Represents fees associated with the response to two securities lawsuits.

(e)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs to mitigate potential supply chain disruptions during the pandemic.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. We expect to make future capital expenditures of approximately $700.0 million in connection with the development of Freshpet Kitchens Bethlehem, Freshpet Kitchens Ennis, and Freshpet Kitchens South. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our current available borrowing capacity, and access to the debt and equity markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs, in addition to our plant expansions, are for ingredients, purchases and operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, planned borrowing capacity and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	December 31,	December 31,
	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$67,247	$9,472
Accounts receivable, net of allowance for doubtful accounts	18,438	18,581
Inventories, net	19,119	12,542
Prepaid expenses	3,378	3,276
Other current assets	914	10,453
Accounts payable	(16,452)	(18,668)
Accrued expenses	(15,371)	(22,133)
Current operating lease liabilities	(1,298)	(1,185)
Total Working Capital	$75,975	$12,338

Working Capital consists of current assets net of current liabilities. Working capital increased $63.7 million to $76.0 million at December 31, 2020 compared with $12.3 million at December 31, 2019. The increase was primarily a result of an increase of cash and cash equivalents, inventory, prepaid expenses, and decreased accounts payable and accrued expenses offset by a decrease in accounts receivable and other current assets.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days.

For the year ended December 31, 2020 our capital resources consisted of primarily $67.2 million cash on hand and $163.0 million available under our credit facilities, net of $2.0 million reserved for two letters of credit. For the year ended December 31, 2019, our capital resources consisted primarily of $9.5 million cash on hand and $33.0 million available under our credit facilities. The credit facilities will mature in April 2025.

We borrowed $20.9 million under our credit facilities during the first quarter of 2020, bringing the Company's total outstanding debt to $76.0 million. The total outstanding debt of $76.0 million was repaid during the second quarter of 2020. As of December 31, 2020, we had no debt outstanding under our credit facilities. There was $54.5 million of debt outstanding (including $0.7 million of debt issuance costs) under the credit facilities as of December 31, 2019.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities and our ending balance of cash.

	Year Ended
	December 31,
	2020	2019
	(Dollars in thousands)
Cash at the beginning of period	$9,472	$7,554
Net cash generated in operating activities	21,193	16,317
Net cash used in investing activities	(162,462)	(70,633)
Net cash provided by financing activities	199,044	56,234
Cash at the end of period	$67,247	$9,472

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (provision for gain/loss on receivables, loss on disposal of assets, depreciation and amortization, share-based compensation, deferred financing costs and loan discounts and inventory obsolescence).

2020

Net cash provided by operating activities of $21.2 million in 2020 was primarily attributable to:

●

$31.5 million of net income adjusted for reconciling non-cash items, which excludes $34.9 million of non-cash items primarily related to $21.1 million in depreciation and amortization, $10.9 million in share-based compensation and $1.8 million in loss on disposal of equipment.

This was partially offset by:

●	$10.3 million decrease due to changes in operating assets and liabilities. The decrease is mainly due to the change in accrued expenses, inventory, accounts payable, other assets, and other lease liabilities, offset by change in prepaid expenses and other current assets and operating lease right of use.

2019

Net cash provided by operating activities of $16.3 million in 2019 was primarily attributable to:

●

$23.5 million of net income adjusted for reconciling non-cash items, which excludes $24.9 million of non-cash items primarily related to $15.9 million in depreciation and amortization $7.8 million in share-based compensation and $0.8 million in loss on disposal of equipment.

This was partially offset by:

●

$7.2 million decrease due to changes in operating assets and liabilities. The decrease is mainly due to the change in prepaid expenses and other current assets, accounts receivable, and inventories, offset by change in accrued expenses, accounts payable, and operating lease right of use.

Net Cash Used in Investing Activities

2020

Net cash used in investing activities of $162.5 million in 2020 relates primarily to:

●	$67.4 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
●	$6.1 million capital expenditures related to Freshpet Kitchens South expansion.
●	$30.6 million capital expenditures related to Freshpet Kitchens Ennis expansion.
●	$7.5 million in plant recurring capital expenditures.
●	$23.0 million capital expenditures relating to investment in fridges and other capital spend.
●	$27.9 million in connection with an equity method investment pursuant to which the Company received a 19% interest in a privately held company.
●	$20.0 million purchase of short-term investments.

This was partially offset by:

●	$20.0 million proceeds from maturities of short-term investments.

2019

Net cash used in investing activities of $70.6 million in 2019 relates primarily to:

●

$48.5 million capital expenditures related to the Freshpet Kitchens, which includes $36.8 million related to the expansion project Kitchens 2.0, $7.5 million related to other expansion projects and $4.7 million related to non-expansion capital expenditures.

●	$20.8 million capital expenditures related to investments in fridges.
●	$1.3 million related to other capital spend that includes office equipment, computers and miscellaneous office expenses.

Net Cash Provided by Financing Activities

2020

Net cash provided by financing activities was $199.0 million in 2020 mainly attributable to:

●	$252.1 million of proceeds from common shares issued in a primary offering, net of issuance cost.
●	$20.9 million of proceeds from borrowing under our credit facilities.
●	$5.4 million of proceeds from the exercise of stock options.

This was partially offset by:

●	$76.0 million repayment of borrowing under our credit facilities.
●	$2.6 million for tax withholdings related to net share settlements of restricted stock units.
●	$0.8 million for debt issuance cost related to the new credit facilities.

2019

Net cash provided by financing activities was $56.2 million in 2019 mainly attributable to:

●	$72.3 million of proceeds from borrowing under our credit facilities.
●	$4.4 million of proceeds from the exercise of stock options.

This was partially offset by:

●	$18.5 million repayment of borrowing under our credit facilities.
●	$1.3 million of purchase of stock for tax withholding.
●	$0.7 million in financing fees in connection with borrowing.

Indebtedness

See Note 8 and Note 16 to our Consolidated Financial Statements for a discussion of our debt obligations.

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
	(Dollars in thousands)
Operating lease obligations	$9,627	$1,760	$5,081	$2,449	$337
Manufacturing processing obligations	11,865	2,904	8,249	712	—
Utility servicing obligations	3,283	430	898	1,955	—
Warehouse obligations	1,528	1,528	—	—	—
Total	$26,303	$6,622	$14,228	$5,116	$337

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

We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have a Net Sales or Adjusted EBITDA target within FY 2021 through FY 2024. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the probability assessment is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements or holdings in variable interest entities.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit agreements, which bears interest at variable rates. During the year ended December 31, 2020, we borrowed $20.9 million under our credit facilities, bringing the Company's total outstanding debt to $76.0 million, of which the total $76.0 million was repaid as of December 31, 2020.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the probability of achieving the vesting performance criteria of share-based awards

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company recognizes share-based compensation based on the value of the number of share-based payment awards that are ultimately expected to vest during the period.  Share-based awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have 1) an annual or cumulative revenue target or 2) an adjusted earnings before interest, taxes, depreciation and amortization target within fiscal years 2021 through 2024. At each reporting period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. When achievement of the vesting criteria is considered probable, compensation cost is recognized. As of December 31, 2020, there were 248,999 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $18.2 million.

We identified the assessment of the probability of achieving the vesting performance criteria of share-based awards as a critical audit matter.  Evaluating the assumptions relating to the Company’s determination of the probability that the performance criteria will be achieved for the share-based awards involved subjective auditor judgment. In particular, judgment was required to assess the probability of meeting the Company's future performance targets, including forecasted revenue.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's share-based compensation process, including a control related to the Company's assessment of assumptions that were used in the determination that a performance criteria was probable of achievement. To assess the Company's ability to accurately forecast revenue, we compared the Company's historical revenue forecasts to actual results. We compared forecasted revenue to those in communications to the Board of Directors, press releases and analyst reports. We evaluated the timing of the Company's expansion projects by comparing the progress of the Company's plans to construction milestones achieved.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Short Hills, New Jersey
February 22, 2021

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,247	$9,472
Accounts receivable, net of allowance for doubtful accounts	18,438	18,581
Inventories, net	19,119	12,542
Prepaid expenses	3,378	3,276
Other current assets	914	10,453
Total Current Assets	109,096	54,324
Property, plant and equipment, net	281,073	165,288
Deposits on equipment	3,710	3,601
Operating lease right of use assets	7,866	9,154
Equity method investment	27,894	—
Other assets	4,749	3,759
Total Assets	$434,388	$236,126
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,452	$18,668
Accrued expenses	15,371	22,133
Current operating lease liabilities	1,298	1,185
Total Current Liabilities	$33,121	$41,986
Long term debt	—	54,466
Long term operating lease liabilities	7,098	8,409
Total Liabilities	$40,219	$104,861
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000,000 shares authorized, 40,732,409 issued and 40,718,240 outstanding on December 31, 2020, and 36,162,433 issued and 36,148,264 outstanding on December 31, 2019	41	36
Additional paid-in capital	600,388	334,299
Accumulated deficit	(205,924)	(202,735)
Accumulated other comprehensive income (loss)	(80)	(79)
Treasury stock, at cost — 14,169 shares on December 31, 2020 and on December 31, 2019	(256)	(256)
Total Stockholders' Equity	394,169	131,265
Total Liabilities and Stockholders' Equity	$434,388	$236,126

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2020	2019	2018
	(Dollars in thousands except share and per share data)
NET SALES	$318,790	$245,862	$193,237
COST OF GOODS SOLD	185,880	131,665	103,247
GROSS PROFIT	132,910	114,197	89,990
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	134,908	114,450	94,876
INCOME (LOSS) FROM OPERATIONS	(1,998)	(253)	(4,886)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	87	5	(102)
Interest Expense	(1,212)	(991)	(296)
	(1,125)	(986)	(399)
INCOME (LOSS) BEFORE INCOME TAXES	(3,123)	(1,239)	(5,284)
INCOME TAX EXPENSE	65	144	77
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,188)	$(1,383)	$(5,361)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$(1)	$(48)	$(108)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1)	(48)	(108)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,189)	$(1,430)	$(5,469)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.08)	$(0.04)	$(0.15)
-DILUTED	$(0.08)	$(0.04)	$(0.15)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	39,757,660	35,950,117	35,329,170
-DILUTED	39,757,660	35,950,117	35,329,170

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock - Voting					Treasury Stock
	Number of Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
BALANCES, December 31, 2017	35,132,548	$35	$312,783	$(195,991)	$76	—	$—	$116,903
Exercise of options to purchase common stock	349,464	—	3,325	—	—	—	—	3,325
Issuance of restricted stock units	74,583	—	—	—	—	—	(256)	(256)
Share-based compensation expense	—	—	6,971	—	—	—	—	6,971
Foreign Currency Translation	—	—	—	—	(108)	—	—	(108)
Net income (loss)	—	—	—	(5,361)	—	—	—	(5,361)
BALANCES, December 31, 2018	35,556,595	$35	$323,080	$(201,353)	$(32)	14,169	$(256)	$121,474
Exercise of options to purchase common stock	513,540	1	4,460	—	—	—	—	4,460
Issuance of restricted stock units	92,298	—	(1,295)	—	—	—	—	(1,295)
Share-based compensation expense	—	—	8,055	—	—	—	—	8,055
Foreign Currency Translation	—	—	—	—	(47)	—	—	(48)
Net income (loss)	—	—	—	(1,383)	—	—	—	(1,383)
BALANCES, December 31, 2019	36,162,433	$36	$334,299	$(202,735)	$(79)	14,169	$(256)	$131,265
Exercise of options to purchase common stock	478,844	—	5,441	—	—	—	—	5,441
Issuance of restricted stock units	91,133	—	(2,568)	—	—	—	—	(2,568)
Share-based compensation expense	—	—	11,157	—	—	—	—	11,157
Shares issued in primary offering	3,999,999	4	252,058	—	—	—	—	252,062
Foreign Currency Translation	—	—	—	—	(1)	—	—	(1)
Net income (loss)	—	—	—	(3,188)	—	—	—	(3,188)
BALANCES, December 31, 2020	40,732,409	$41	$600,388	$(205,924)	$(80)	14,169	$(256)	$394,169

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,188)	$(1,383)	$(5,361)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	(23)	15	(15)
Loss on disposal of equipment	1,805	787	142
Share-based compensation	10,925	7,834	6,808
Inventory obsolescence	232	113	99
Depreciation and amortization	21,125	15,922	14,068
Amortization of deferred financing costs and loan discount	834	211	115
Changes in operating assets and liabilities:
Accounts receivable	166	(8,019)	410
Inventories	(6,808)	(3,338)	702
Prepaid expenses and other current assets	9,437	(11,969)	174
Operating lease right of use	1,289	432	—
Other assets	(719)	118	(262)
Accounts payable	(5,922)	2,777	195
Accrued expenses	(6,762)	13,082	1,531
Other lease liabilities	(1,198)	(265)	(31)
Net cash flows from operating activities	21,193	16,317	18,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(20,000)	—	—
Proceeds from maturities of short-term investments	20,000	—	—
Investments in equity method investment	(27,894)	—	-
Acquisitions of property, plant and equipment, software and deposits on equipment	(134,568)	(70,633)	(16,274)
Net cash flows used in investing activities	(162,462)	(70,633)	(16,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	252,062	—	—
Proceeds from exercise of options to purchase common stock	5,441	4,460	3,325
Tax withholdings related to net shares settlements of restricted stock units	(2,568)	(1,295)	(256)
Proceeds from borrowings under Credit Facilities	20,933	72,291	6,000
Repayment of borrowings under Credit Facilities	(76,000)	(18,500)	(6,000)
Financing fees paid in connection with borrowings	(824)	(723)	—
Net cash flows provided by financing activities	199,044	56,234	3,069
NET CHANGE IN CASH AND CASH EQUIVALENTS	57,775	1,917	5,370
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,472	7,554	2,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,247	$9,472	$7,554
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$88	$9	$69
Interest paid	$1,061	$522	$184
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$11,281	$7,575	$851
Non-cash acquisitions of property, plant and equipment	$—	$1,750	$—

See accompanying notes to the consolidated financial statements.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, "we" or "our"), a Delaware corporation, manufactures and markets natural fresh meals, and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets into major retail classes including Grocery (including online), Mass and Club, Pet Specialty, and Natural retail.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All amounts included in the consolidated financial statements have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

Principles of Consolidation – The financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segments – The Company operates as a single operating segment reporting to its chief operating decision maker.

Equity method investment - The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. The Company has elected to record its share of equity in income (losses) of equity method investment on a one-quarter lag based on the most recently available financial statements.

In applying the equity investment method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by our proportionate share of the net income or loss.

Variable interest entities ("VIEs") - In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis includes both quantitative and qualitative reviews to determine if we must consolidate a variable interest entity as its primary beneficiary.

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

Trade Account Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 32,611 shares totaling $2.6 million in 2020, 32,096 shares totaling $1.3 million in 2019, and 14,169 shares totaling $0.3 million in 2018.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2020, and 2019, the Company determined that full valuation of its net deferred tax assets and liabilities is appropriate.

Treasury Stock – The Company may purchase or withhold shares of stock to satisfy statutory employee tax obligations upon the issuance of restricted stock units to employees. Such repurchased or withheld shares are treated as treasury stock and carried at cost on the Consolidated Balance Sheet in Stockholders’ equity. As of  December 31, 2020, the Company had $0.3 million of treasury stock related to employee tax withholdings.

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

●

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●

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

●

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

As of December 31, 2020, the Company only maintained Level 1 assets and liabilities.

Debt Issuance Cost - During the first quarter of 2020, the Company paid the outstanding balance of the Delayed Draw Term Loan associated with the Fourth Amended and Restated Loan and Security Agreement and wrote down $0.6 million of the related fees to interest expense.

During the second quarter of 2020, as part of the Fifth Amended and Restated Loan and Security Agreement (as amended, the "2020 Loan Agreement"), the Company incurred an additional $0.8 million of fees associated with the debt modification, of which $0.6 million of the fees were related to the delayed draw term loan with the remaining balance relating to the revolving loan facility. The Company's policy is to record the debt issuance cost related to the delayed draw term loan, net of debt, for the portion of the delayed draw term loan that is outstanding, with the remaining amount recorded within assets. As of December 31, 2020, there was $0.9 million of debt issuance cost that were recorded to other assets and less than $0.3 million was recorded to other current assets.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales taxes and other similar taxes are excluded from revenue.

There were no contract assets as of December 31, 2020 and 2019.

Information about the Company’s net sales by class of retailer is as follows:

	Twelve Months Ended
	December 31,
	(Dollars in thousands)
	2020	2019	2018
Grocery (including Online), Mass and Club	$272,008	$206,550	$158,506
Pet Specialty and Natural	46,782	39,312	34,731
Net Sales	$318,790	$245,862	$193,237

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $38.5 million, $34.3 million, and $29.4 million, in 2020, 2019, and 2018, respectively. As of December 31, 2020, 2019, and 2018 we had $0.1 million, $0.6 million and $0.3 million, respectively, of production cost in prepaid expense, representing advertising that had yet to take place.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $27.2 million, $19.8 million, and $15.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Research & Development – Research and development costs consist of expenses to develop and test new products.  The costs are expensed as incurred. Research and development costs totaled $0.8 million, $1.2 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 2 – Recently Issued Accounting Standards:

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The reported results for the twelve months ended December 31, 2020 reflect the application of ASU 2016-13. The application of the update did not have a material impact to our allowance for doubtful accounts. Please see the description of the Company's "Trade accounts receivable" accounting policy above.

Effective January 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 842, Leases. ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Effective in Future Years

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

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB).

Note 3 – Inventories:

Inventories are summarized as follows:

	December 31,	December 31,
	2020	2019
	(Dollars in thousands)
Raw Materials and Work in Process	$9,347	$4,453
Packaging Components Material	1,872	1,419
Finished Goods	8,365	6,842
	19,584	12,715
Reserve for Obsolete Inventory	(465)	(173)
	$19,119	$12,542

Note 4 – Property, Plant and Equipment:

	December 31,	December 31,
	2020	2019
	(Dollars in thousands)
Refrigeration Equipment	$107,703	$97,568
Machinery and Equipment	106,176	54,274
Building, Land, and Improvements	101,786	25,621
Furniture and Office Equipment	5,687	4,932
Leasehold Improvements	1,301	395
Automotive Equipment	160	309
Construction in Progress	44,497	58,587
	367,310	241,687
Less: Accumulated Depreciation	(86,237)	(76,400)
	$281,073	$165,288

Depreciation and amortization expense related to property, plant and equipment totaled approximately $20.8 million, $15.6 million, and $13.8 million, for the years ended December 31, 2020, 2019 and 2018, respectively; of which $9.6 million, $6.4 million, and $6.1 million was recorded in cost of goods sold for 2020, 2019 and 2018, respectively; with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Equity Method Investment:

On September 2, 2020, the Company acquired a 19% interest in a privately held company that operates in our industry for $27.9 million. The total $27.9 million is comprised of an initial investment of $26.6 million and $1.3 million of transaction costs. The Company concluded that they are not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct activities that most significantly impact the economic performance. However, the Company completed an analysis over the investment and determined that based on the circumstances within the agreement, the Company does have the ability to exercise significant influence even though the Company's percentage of ownership is below 20%. As a result, this investment is accounted for under the equity method of accounting. The basis difference between the Company's carrying value of its investment and the amount of underlying equity in net assets of the privately held company is not material to the Company's consolidated financial statements.

There is no equity in income (loss) of equity method investment included in our Consolidated Statement of Operation and Comprehensive Loss for the periods presented as the results were not material to Freshpet's consolidated financial statements.

Note 6 – Income Taxes

A summary of income taxes as follows:

	Year Ended December 31,
	2020	2019	2018
Current:	(Dollars in thousands)
Federal	$—	$—	$—
State	65	144	77
International	—	—	—
	$65	$144	$77

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	39.2%	36.6%	(1.2%)
Permanent items	284.4%	312.2%	(2.4%)
Other	5.6%	5.6%	(0.1%)
State rate change	0.2%	(24%)	15.8%
Valuation allowance	(352.5%)	(362.7%)	(34.5%)
Effective tax rate	(2.1%)	(11.6%)	(1.5%)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2020, 2019 and 2018.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net operating loss	$60,268	$49,626	$45,831
Stock option expense	6,454	5,063	1,155
Property and equipment	(11,941)	(10,372)	(9,688)
Other	1,194	966	552
Less: Valuation allowance	(55,975)	(45,283)	(37,850)
Net deferred income tax assets	$-	$-	$-

At December 31, 2020, the Company had federal net operating loss (“NOL”) carryforwards of $239.8 million, of which $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated in 2018, 2019 and 2020 of $64.4 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited. At December 31, 2020, the Company had $189.8 million of State NOLs which expire between 2020 and 2039, and had $10.0 million of foreign NOLs which do not expire.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2020, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2020.

The Company considered the impact of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m); however, to the extent an adjustment to the deferred tax asset is required the impact will be offset by a corresponding adjustment to the valuation allowance.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Accrued Expenses:

	2020	2019
	(Dollars in thousands)
Legal Contingency	$-	$10,100
Accrued Compensation and Employee Related Costs	8,185	6,391
Accrued Chiller Cost	2,049	1,576
Accrued Customer Consideration	502	635
Accrued Freight	1,002	703
Accrued Production Expenses	705	414
Accrued Marketing	684	1,188
Accrued IT/Systems	805	-
Other Accrued Expenses	1,439	1,127
	$15,371	$22,133

Note 8 – Debt:

On April 17, 2020, the Company entered into the 2020 Loan Agreement, which amended and restated in full the Company's Fourth Amended and Restated Loan and Security Agreement, dated as of May 15, 2019. The 2020 Loan Agreement provided for a $165.0 million senior secured credit facility (the "Credit Facility"), encompassing a $130.0 million delayed draw term loan facility (the "Delayed Draw Facility") and a $35.0 million revolving loan facility (the "Revolving Loan Facility"), which replaced the Company's prior $55.0 million delayed draw term loan facility and $35.0 million revolving loan facility.

The Credit Facility had a maturity date of  April 17, 2025 and borrowings thereunder bored interest at variable rates depending on the Company's election, either at a base rate or at LIBOR, in each case, plus an applicable margin. Subject to the Company's leverage ratio, the applicable margin varied between 0.50% and 1.00% for base rate loans and 1.50% and 2.00% for LIBOR loans.

Borrowings under the Credit Facility were secured by substantially all of the Company's and certain of its subsidiaries' assets.

During the first quarter of 2020, the Company borrowed an additional $20.9 million under the Credit Facility, which consisted of $13.9 million related to Delayed Draw Term Loans, net of unamortized debt issuance cost of less than $0.1 million, and $7.0 million related to the Revolving Loan Facility, bringing the total outstanding debt to $76.0 million. Subsequent to the additional borrowings, the Company paid down the total outstanding debt on its Credit Facility of $76.0 million during the second quarter of 2020. As a result, the Company had no debt outstanding under the Credit Facility as of December 31, 2020.

Net borrowings under our credit facilities totaled $54.5 million at December 31, 2019, of which $40.5 million net of unamortized debt issuance cost of $0.6 million, related to the Draw Term Loans and $14.0 million related to the Revolving Loan Facility.

In connection with entering into the Credit Facility, the Company incurred $0.8 million of debt issuance cost which is capitalized on the balance sheet and amortized over the life of the Credit Facility. As of December 31, 2020, there was $1.2 million of the remaining debt issuance cost from the Credit Facility as well as fees incurred from the prior credit facilities.

Interest expense and fees totaled $1.2 million, $1.0 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was $0.1 million accrued interest on the credit facilities as of December 31, 2020, $0.3 million of accrued interest on the credit facilities as of December 31, 2019, and less than $0.1 million of accrued interest on the credit facilities as of December 31, 2018. See Note 16, Subsequent Events, for additional information on our new credit facility that was executed on February 19, 2020.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Commitments and Contingencies

Commitments – The Company’s obligations include leases for office space under non-cancelable operating leases, manufacturing processing and utility servicing that expire at various dates through April 1, 2027.

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term	5.43	6.22
Weighted-average discount rate	6.1%	6.1%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of adoption to determine the present value of lease payments.

Costs related to lease obligations for the years ended December 31, 2020 and 2019 were as follows:

	For the Twelve Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Operating lease cost	$1,796	$1,606

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Twelve Months Ended December 31,
	2020	2019
Operating cash flow information:	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,707	$1,425
Right-of-use assets obtained in exchange for lease obligations	$18	$724

As of December 31, 2020, future minimum payments due under lease obligations for five years were as follows:

Operating Lease Obligations	December 31, 2020
(Dollars in thousands)
2021	$1,760
2022	1,768
2023	1,802
2024	1,511
2025 and beyond	2,786
Total lease payments	$9,627
Less: Imputed interest	(1,231)
Present value of lease liabilities	$8,396

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for operating leases, in accordance with the leasing standard was $0.7 million in 2018.

As of December 31, 2020, future minimum payments due under manufacturing and service obligations for five years were as follows:

Manufacturing and Servicing Obligations	December 31, 2020
(Dollars in thousands)
2021	$4,862
2022	3,106
2023	3,213
2024	4,783
2025 and beyond	712
Total Manufacturing and Servicing Obligations	$16,676

Certain of the Company’s executives are covered by employment contracts requiring the Company to pay severance in the event of certain terminations.

Legal Obligations:

A shareholder derivative lawsuit, Meldon v. Freshpet, Inc. et al, Docket No. 2:18-cv-10166, was instituted June 5, 2018 in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers and directors on behalf of certain holders of our common stock. We were served with a copy of the complaint in June 2018. The plaintiffs sought to recover damages for investors based on state law claims (alleged breaches of fiduciary duty, waste, and unjust enrichment) in connection with the alleged violations of federal securities laws alleged in the Curran action. On April 3, 2019, the Court granted a stay of the Meldon case pending resolution of certain matters in a related case, Curran v. Freshpet, Inc., which has been settled. The parties to the Meldon action then entered into settlement discussions, after which the parties reached an agreement in principle to settle the case based on the Company's commitment to continue certain governance practices. The parties also reached agreement on attorneys' fees. The settlement was approved and certified on August 4, 2020.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Equity Incentive Plans and Equity:

Total compensation cost for share-based payments recognized for the years ended  December 31, 2020, 2019, and 2018 was approximately $10.9 million, $7.8 million, and $6.8 million, respectively. Cost of goods sold for the years ended December 31, 2020, 2019, and 2018 included share-based compensation of approximately $2.1 million, $0.9 million, and $0.9 million, respectively. Selling, general, and administrative expense for the year ended December 31, 2020, 2019, and 2018 included share-based compensation of approximately $8.8 million, $6.9 million, and $5.9 million, respectively. Capital expenditures recorded for the Freshpet Kitchens expansion project included share-based compensation of approximately $0.2 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively.

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

At December 31, 2020, the total number of unexercised options for the 2010 Plan is 26,130.

2014 Omnibus Incentive Plan—In November 2014, the Company approved the 2014 Omnibus Incentive Plan (the “2014 Plan”) under which 1,479,200 shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. In September 2016, the 2014 Plan was amended to allow for the granting of an additional 2,500,000 shares of common stock to be issued or used for reference purposes as awards granted, for a total of 3,979,200 shares. In September 2020, the 2014 Plan was amended to allow for the granting of an additional 700,000 shares of common stock to be issued or used for reference purposes as awards granted, for an available total of 4,679,200 shares. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of December 31, 2020, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year). The total number of unexercised options and RSUs for the 2014 Plan is 2,610,490.

At December 31, 2020, there were 908,433 shares of common stock available to be issued or used for reference purposes under the 2014 Plan.

NASDAQ Marketplace Rules Inducement Award—During the year ended December 31, 2016, 500,000 service period stock options and 500,000 performance-based stock options were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules and during the first quarter of 2020, 15,000 service period stock options were granted to the Executive Vice President of Finance, at the time, who is currently Chief Financial Officer as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan. Under the terms of the applicable agreement, each grant is governed as if issued under the 2014 Omnibus Plan. The awards granted are time-based (cliff vest over four years and three years, respectively) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2020 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,359,990	$11.50		(Dollars in thousands)
Granted	382,910	127.89
Exercised	(415,499)	8.97
Forfeited	(357)	11.00
Outstanding at December 31, 2020	1,327,044	$45.88	7.0	$128,778
Exercisable at December 31, 2020	874,153	$10.99	5.7	$115,520

All of the options exercisable at December 31, 2020 were in-the-money, which account for the entire aggregate intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 were $48.8 million, $18.4 million, and $7.3 million, respectively.

A summary of the nonvested service period stock options as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2019	347,796	$8.11
Granted	382,910	64.75
Vested	(277,458)	6.17
Forfeited	(357)	5.61
Nonvested as of December 31, 2020	452,891	$57.19

As of December 31, 2020, there was $24.7 million of total unrecognized compensation costs related to non-vested service period options, of which $5.9 million will be incurred in 2021, $5.7 million will be incurred in 2022, $4.9 million will be incurred in 2023 and the remaining $8.2 million will be incurred in 2024.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual Net Sales or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2020 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,372,819	$18.31
Granted	844,508	139.02
Exercised	(63,315)	27.34
Forfeited	(35,000)	15.65
Outstanding at December 31, 2020	2,119,012	$66.19	7.8	$161,231
Exercisable at December 31, 2020	1,008,964	$11.05	5.9	$132,110

A summary of the nonvested performance-based options as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2019	1,338,361	$10.89
Granted	844,508	70.83
Vested	(1,037,823)	6.97
Forfeited	(35,000)	7.49
Nonvested as of December 31, 2020	1,110,046	$60.25

As of December 31, 2020, unrecognized compensation costs related to the 861,047 performance-based awards for which the achievement of the vesting criteria is considered probable as of December 31, 2020 have performance target dates ranging from December 31, 2021 through December 31, 2024. The total unrecognized compensation costs for these performance-based awards was $44.2 million as of December 31, 2020, of which $12.5 million will be incurred in 2021, $11.8 million will be incurred in 2022, $10.3 million will be incurred in 2023 and the remaining $9.6 million will be incurred in 2024.

As of December 31, 2020, there were 248,999 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $18.2 million.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Period Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2020.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2019	240,229	$29.07
Granted	55,134	63.68
Issued Upon Vesting	(123,744)	24.33
Forfeited	(1,328)	45.32
Outstanding at December 31, 2020	170,291	$43.60

As of December 31, 2020, there was approximately $4.0 million of total unrecognized compensation costs related to restricted stock units, of which $2.6 million will be incurred in 2021, $1.2 million will be incurred in 2022, and $0.2 million will be incurred in 2023.

Performance Based Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2020.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2019	-	$-
Granted	22,894	55.54
Outstanding at December 31, 2020	22,894	$55.54

As of December 31, 2020, unrecognized compensation costs related to the 22,894 performance-based RSUs for which the achievement of the vesting criteria is considered probable as of December 31, 2020 have performance target dates related to the twelve months ended December 31, 2023. The total unrecognized compensation costs for these performance-based awards was $2.4 million as of December 31, 2020, of which $0.8 million will be incurred in 2021, $0.8 million will be incurred in 2022, and the remaining $0.8 will be incurred in 2023.

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during the years ended December 31, 2020, 2019, and 2018 were $68.93, $24.24 and $14.27 per share, respectively.

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

	Year Ended December 31,
	2020	2019	2018
Weighted average exercise price of options granted	$ 135.55	$ 48.64	$ 27.60
Expected volatility	46.9% - 51.5%	47.6% - 48.5%	48.9% - 50%
Average expected terms in years	5.8 - 7	6 - 6.6	6 - 6.6
Risk-free interest rate	0.3% - 1.69%	2.27%	2.62% - 2.96%
Expected dividend yield	0.0%	0.0%	0.0%

Note 11 – Earnings Per Share Attributable to Common Stockholder:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2020, 2019 and 2018.

In the years ended December 31, 2020, 2019, and 2018, there were no reconciling items between Net Loss/Income and Net Loss attributable to common stockholders.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Service Period Stock Options	1,355,590	1,500,156	2,018,050
Restricted Stock Units	190,006	235,847	213,591
Performance Stock Options	1,008,960	34,482	52,536
Total	2,554,556	1,770,485	2,284,177

Note 12 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $1.4 million in 2020, $1.1 million, in 2019, and $0.8 million in 2018.

Note 13 – Related Party Transactions:

In September 2018, one of the Company’s raw material vendors was purchased by a significant stockholder of the Company. The purchase of the vendor by the stockholder, had no impact on the cadence or amount of the raw materials that the Company purchased from the vendor. As of June 10, 2019, the significant stockholder sold 3.3 million shares in the Company and is no longer considered a related party. Subsequent to the acquisition of the vendor by the stockholder, the Company had purchased approximately $1.5 million, and $0.7 million of raw materials from the vendor in 2019 and 2018, respectively.

The Company believes that all payments made to the vendor was at market value and thus at arms-length.

There were no related party transactions in 2020.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—In 2020, 2019, and 2018, net sales to one of our distributors which sells directly to three of our customers, accounted for 18%, 17%, and 16% of our net sales, respectively. In 2020 and 2018, no customers accounted for 10% of our net sales, while in 2019 one customer accounted for more than 10% of our net sales. As of December 31, 2020, one distributor and two customers accounted for 8%, 23% and 20% respectively, of our accounts receivable. As of December 31, 2019, one distributer and two customers accounted for 19%, 19% and 14%, respectively, of our account receivable.

Major Suppliers—The Company purchased approximately 23% of its raw materials from one vendor during 2020, approximately 27% of its raw materials from one vendor during 2019, and approximately 17% of its raw materials from one vendor during 2018.

The Company purchased approximately 88% of its packaging material from five vendors during 2020, 80% of its packaging material from three vendors during 2019, and approximately 81% of its packaging material from three vendors during 2018.

Note 15 – Unaudited Quarterly Results:

Unaudited quarterly results for the years ended December 31, 2020, 2019, and 2018 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
2020:
Net sales	70,098	79,980	84,190	84,522
Income/(loss) from operations	(2,886)	231	3,760	(3,103)
Net Income/(loss)	(3,590)	153	3,547	(3,298)
Net Income/(loss) attributable to common stockholders	(3,590)	153	3,547	(3,298)
Basic earnings/(loss) per common share	(0.10)	0.00	0.09	(0.08)
Diluted earnings/(loss) per common share	(0.10)	0.00	0.09	(0.08)
2019:
Net sales	54,792	60,052	65,266	65,752
Income/(loss) from operations	(3,317)	(5,346)	3,535	4,876
Net Income/(loss)	(3,422)	(5,661)	3,067	4,633
Net Income/(loss) attributable to common stockholders	(3,422)	(5,661)	3,067	4,633
Basic earnings/(loss) per common share	(0.10)	(0.16)	0.09	0.13
Diluted earnings/(loss) per common share	(0.10)	(0.16)	0.08	0.12
2018:
Net sales	43,170	47,625	50,800	51,643
Income/(loss) from operations	(3,410)	(3,410)	44	1,890
Net Income/(loss)	(3,521)	(3,501)	(97)	1,757
Net Income/(loss) attributable to common stockholders	(3,521)	(3,501)	(97)	1,757
Basic earnings/(loss) per common share	(0.10)	(0.10)	(0.00)	0.05
Diluted earnings/(loss) per common share	(0.10)	(0.10)	(0.00)	0.05

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Subsequent Events:

On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement, by and among the Company, as borrower, City National Bank, as the arranger and administrative agent, and the lenders party thereto (the "New Loan Agreement"), which amends and restates in full the Company's 2020 Loan Agreement.

The New Loan Agreement provides for a $350 million senior secured credit facility (the "New Credit Facility"), encompassing a $300 million delayed draw term loan facility (the "Delayed Draw Facility") and a $50 million revolving loan facility (the "Revolving Loan Facility"), which replaces the Company's prior $130 million delayed draw term loan facility and $35 million revolving loan facility.

The New Credit Facility will mature on February 19, 2026, and borrowings thereunder will bear interest at variable rates depending on the Company's election, either at a base rate or at LIBOR, in each case, plus an applicable margin. Subject to the Company's leverage ratio, the applicable margin will vary between 0.75% and 2.25% for base rate loans and 1.75% and 3.25% for LIBOR loans. The Company has the option to borrow term loans under the Delayed Draw Facility ("Delayed Draw Term Loans") until August 19, 2023, subject to certain conditions. Commencing on August 19, 2022, the amount of any outstanding Delayed Draw Term Loans shall be repayable in equal consecutive quarterly installments equal to 1/28 of the outstanding Delayed Draw Term Loans. On August 19, 2023, the amortization will reset and the amount of any outstanding Delayed Draw Term Loans shall be repayable in equal consecutive quarterly installments equal to 1/28 of the outstanding Delayed Draw Term Loans and the remainder shall be due and payable on the maturity date.

Borrowings under the New Credit Facility will be secured by substantially all of the Company's and certain of its subsidiaries' assets. The New Loan Agreement requires compliance with various covenants customary for agreements of this type, including financial covenants and negative covenants that limit, among other things, the Company and its subsidiaries' ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, permit a change of control, pay dividends or distributions, make investments, and enter into certain transactions with affiliates. The New Loan Agreement also includes events of default customary for agreements of this type.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013).  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting, which is included within "Item 8. Financial Statements and Supplementary Data"   under section  "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amendment and Restated Bylaws (incorporated by reference to the Company's Registration on Form S-8 filed on December 12, 2014)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1

Fifth Amended and Restated Loan and Security Agreement Amendment, dated April 17, 2020, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020)

10.2	Sixth Amended and Restated Loan and Security Agreement Amendment, dated February 19, 2021, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2021)
10.3	Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.4*	Amendment to Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan
10.5	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.6	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.7

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

10.11

Form of Stock Appreciation Rights Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.12*	Summary of Non-Employee Director Compensation Arrangements
10.13	Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)
10.14	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.15*	Offer Letter Agreement, dated as of December 16, 2019, by and between Freshpet, Inc. and Heather Pomerantz
10.16	Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise (incorporated by reference to Exhibit 10.18 to the Company’s 10-K, Amendment No. 1, filed on April 30, 2019)
10.17	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.18	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and William B. Cyr, dated September 6, 2016 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

Exhibit No.	Description
10.19	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and Heather Pomerantz, dated January 12, 2020 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.20	Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2021.

FRESHPET, INC.

By: /s/ Heather Pomerantz
Name: Heather Pomerantz
Title: Chief Financial Officer

*  *  *  *

Power of Attorney

Each person whose signature appears below constitutes and appoints Heather Pomerantz as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2021.

Signature	Title

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Heather Pomerantz Heather Pomerantz	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Charles A. Norris Charles A. Norris	Director

/s/ J. David Basto J. David Basto	Director

/s/ Daryl G. Brewster Daryl G. Brewster	Director

/s/ Lawrence S. Coben Lawrence S. Coben	Director

/s/ Walter N. George III Walter N. George III	Director

Signature	Title

/s/ Craig D. Steeneck Craig D. Steeneck	Director

/s/ Leta D. Priest Leta D. Priest	Director
Director
/s/ Jacki S. Kelley Jacki S. Kelley

/s/ Olu Beck Olu Beck	Director