Form 10-K/A
period 2020-12-31
Freshpet, Inc.
filed 2021-04-30
CIK 1611647

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was approximately $3.2 billion.

The number of shares of Registrant’s Common Stock outstanding as of April 19, 2021 was 43,258,748.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2021 (the “2020 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2020 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2020 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2020 10-K and the exhibit index set forth in Part IV of the 2020 10-K and includes certain exhibits as noted thereon. The cover page of the 2020 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2020 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2020 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2020 10-K. Accordingly, this Amendment should be read in conjunction with our 2020 10-K and with our filings with the SEC subsequent to the filing of our 2020 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2020 10-K.

Freshpet, Inc.
Amendment No. 1 on Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 30, 2021), position and a description of the business experience of each of our executive officers and directors:

Name	Age	Position(s)
Charles A. Norris	75	Chairman of the Board and Director
William B. Cyr	58	Director and Chief Executive Officer
J. David Basto	48	Director
Daryl G. Brewster	64	Director
Lawrence S. Coben	62	Director
Walter N. George III	64	Director
Craig D. Steeneck	63	Director
Leta D. Priest	61	Director
Jacki S. Kelley	54	Director
Olu Beck	54	Director
Scott Morris	52	President and Chief Operating Officer
Heather Pomerantz	47	Chief Financial Officer
Stephen Weise	61	Executive Vice President, Manufacturing & Supply Chain
Stephen Macchiaverna	63	Executive Vice President, Secretary and Treasurer
Cathal Walsh	49	Senior Vice President, Managing Director of Europe
Thembeka “Thembi” Machaba	43	Senior Vice President, Human Resources
Ivan Garcia	36	Vice President, Controller

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors and Chairman of the Board since October 2006. Mr. Norris served as a member of the board of directors of Primo Water Corporation from 2016 to April 2020 and previously served as the Chairman of Glacier Water Services Inc. from 2001 to 2016. Mr. Norris was previously a member of the board of directors of Advanced Engineering Management and MP Holdco LLC, and was Chairman of the Board of Day Runner from September 2001 to November 2003, when it was sold. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained with Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestle in both Switzerland and the United States. Mr. Norris has been nominated to serve as Chairman of the Board of Directors of Transformational CPG Acquisition Corp., a newly organized blank check company focused on effecting a potential transaction in the consumer packaged goods industry. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

Director and CEO—William B. Cyr has been a member of our Board of Directors and our Chief Executive Officer since September 2016. Before assuming his role at Freshpet, Mr. Cyr served as President and Chief Executive Officer of Sunny Delight Beverages Co. (“SDBC”) from August 2004 to February 2016. Prior to joining SDBC, Mr. Cyr spent 19 years at Procter & Gamble, where he ultimately served as the Vice President and General Manager of the North American Juice Business and Global Nutritional Beverages. Mr. Cyr serves as a Board and Executive Committee Member of the Consumer Brands Association, a position he has held since 2002. Additionally, during his time as President and Chief Executive Officer of SDBC, Mr. Cyr was a member of the Board of Directors of American Beverage Association from 2007 until 2016 and on the Executive Committee from 2012 to 2016. Mr. Cyr holds an A.B. from Princeton University. Mr. Cyr provides the Board of Directors with knowledge of the daily affairs of the Company, expertise in the consumer products industry and extensive experience in corporate leadership.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Managing Director of The Carlyle Group, which he joined in 2015.  Prior to joining The Carlyle Group, Mr. Basto was Founding Partner and Managing Director of Broad Sky Partners, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean Partners from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean Partner’s consumer sector investing team. Prior to MidOcean Partners, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto currently serves as chairman of the board of directors of PurposeBuilt Brands, Inc. Mr. Basto also serves on the board of directors of the parent entities of Arctic Glacier, Inc., Every Man Jack and Hive Brands. Mr. Basto provides the Board of Directors with extensive core business and leadership skill as well as expertise in analyzing financial issues and insights into the consumer sector.

Director—Olu Beck has been a member of our Board of Directors since October 2019. Since January 2013, Ms. Beck has been the Founder and Chief Executive Officer of The Beck Group NJ, a boutique strategic and management consulting firm. Ms. Beck also served as Chief Executive Officer and a member of the board of directors of Wholesome Sweeteners, Inc., a maker of consumer-packaged natural and organic sweeteners and snacks, from January 2016 to June 2018. Prior to that, Ms. Beck served as Head of Global & U.S. Marketing & Health and Wellness for Johnson and Johnson, Inc. from 2010 to 2012. Prior to Johnson and Johnson, Inc., Ms. Beck served in various executive leadership roles in Finance and Sales at Mars Incorporated from 1989 to 2009, including serving as Chief Financial Officer of Uncle Ben’s Rice. Ms. Beck also serves on the board of directors of Hostess Brands, Inc. and has been nominated to serve on the board of directors of Denny’s Corporation. Ms. Beck has more than 25 years of experience in portfolio business management and general management, including direct experience in transformational and strategic growth—both organically and through mergers and acquisition. Ms. Beck provides the Board of Directors with diversified, cross-functional and global experience, extensive management experience in the consumer packaged goods industry and insights into leading practices in executive compensation, corporate governance and audit.

Director—Daryl G. Brewster has been a member of our Board of Directors since January 2011. Since 2021, Mr. Brewster has served as the Chief Executive Officer of Transformational CPG Acquisition Corp., a newly organized blank check company focused on effecting a potential transaction in the consumer packaged goods industry. Since 2013, Mr. Brewster has served as the Chief Executive Officer of CECP, a coalition of chief executive officers from over 200 large cap companies focused on driving sustainable business and improving communication with strategic investors.  Since 2008, Mr. Brewster has also been the founder and chief executive officer of Brookside Management, LLC, a boutique consulting firm that provides C-level consulting and support to consumer companies and service providers to the industry. Mr. Brewster serves as an Operating Advisor to The Carlyle Group and previously served as a Management Advisor to MidOcean Partners. Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Nabisco, Inc. and Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK, Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the boards of several middle-market growth companies, and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board of Directors with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

Director—Lawrence S. Coben, Ph.D. has been a member of our Board of Directors since November 2014. Dr. Coben has served as Chairman of the Board of NRG Energy since February 2017 and has been a director of NRG since December 2003. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC from 2003 to December 2017. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company, from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, Dr. Coben was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Dr. Coben was an independent consultant. From 1994 to 1996, Dr. Coben was Chief Executive Officer of Bolivian Power Company. Dr. Coben served on the advisory board of Morgan Stanley Infrastructure II, L.P. from September 2014 through December 2016. Dr. Coben is also Executive Director of the Escala Initiative (formerly the Sustainable Preservation Initiative) and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology. Dr. Coben provides the Board of Directors with significant managerial, strategic, and financial expertise, particularly as it relates to company financings, transactions and development initiatives.

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

Director—Leta D. Priest has been a member of our Board of Directors since September 2018. Ms. Priest has over 30 years of executive and senior leadership experience in the retail and consumer packaged goods industries. Ms. Priest was a key leader in food for Walmart from May 2003 to November 2015 during Walmart’s expansion of grocery, including having served as Senior Vice President and General Merchandising Manager, Fresh Food from 2009 to 2015. Ms. Priest also served as Senior Vice President, General Merchandising Manager in other key areas of food for Walmart from January 2007 through 2015. Ms. Priest began her career with Walmart as Vice President of Food Development. Ms. Priest joined Walmart from Safeway, where she served as Vice President Corporate Brands, North America from January 1998 to April 2003. Prior to her time at Safeway, Ms. Priest had 11 years of consumer products experience in senior leadership roles across brand management and product development with The Torbitt & Castleman Company and Dole Food Company. Ms. Priest serves as a director on the following boards: Gehl Foods since November 2019 and Milo’s Tea Company since April 2018. In 2017, Ms. Priest completed seven years as a director on the Board of Feeding America. Ms. Priest provides the Board of Directors with corporate leadership, public company experience and extensive senior management experience in the retail and consumer packaged goods industries.

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc. from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology and was an integral part of the integration team for several of its acquisitions. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. Pinnacle Foods was acquired by Conagra Brands in October 2018. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Destinations, Inc.), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Destinations, Inc.). From October 1999 to February 2001, Mr. Steeneck was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck has served as a board member and Chairman of the Audit Committee of Hostess Brands, Inc. since November 2016 and as lead independent director from January 2019 to December 2019.  Mr. Steeneck has served as a board member of Collier Creek Holdings (now Utz Brands, Inc.) since November 2018, where he is Chairman of the Audit Committee and member of the Compensation Committee.  Mr. Steeneck served on the Board of Directors of Kind, Inc. from May 2019 to July 2020. Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer-packaged goods industry as well as accounting and financial expertise.

President, Chief Operating Officer & Co-Founder—Scott Morris is a co-founder of Freshpet and has served as our Chief Operating Officer since July 2015 and President since March 2016. Mr. Morris served as our Chief Marketing Officer from January 2014 to July 2015 and Senior Vice President of Sales and Marketing from 2010 to 2013. Mr. Morris is involved in all aspects of Company development and day-to-day operations. Prior to joining Freshpet, Mr. Morris was Vice President of Marketing at The Meow Mix Company from 2002 to 2006. Previously, Mr. Morris worked at Ralston Purina from 1990 to 2002, holding various leadership positions in Sales and Marketing, most recently Pet Food Group Director. Mr. Morris also works as an advisor and investor in several small startup consumer packaged goods companies with strong social missions and a focus to improve food and the world. Additionally, in 2020, Mr. Morris co-founded Hive Brands, an eco-friendly commerce platform for sustainable food and household goods.

Chief Financial Officer—Heather Pomerantz has served as Chief Financial Officer since October 2020. Ms. Pomerantz previously served as our Executive Vice President of Finance from January 2020 to October 2020. Prior to joining Freshpet, from March 2019 to December 2019, Ms. Pomerantz served as the Vice President of Finance for North America for The Nature’s Bounty Co. Prior to joining The Nature’s Bounty Co., Ms. Pomerantz served in various finance and accounting roles at Unilever from June 2001 to February 2019, concluding as Vice President of North America Transformation. Prior to joining Unilever, Ms. Pomerantz worked as a consultant at PricewaterhouseCoopers LLP, where she had responsibilities for ERP implementations. Ms. Pomerantz has over twenty years of oversight and leadership experience in finance and systems roles in the consumer packaged goods industry.

EVP, Manufacturing & Supply Chain—Stephen L. Weise has served as EVP of Manufacturing & Supply Chain, previously titled Executive Vice President of Operations, since July 2015.  Mr. Weise has over 25 years of experience in the manufacturing and distribution of consumer products. Prior to joining Freshpet, from June 2013 to July 2015, Mr. Weise was an Account Manager at TBM Consulting, a consulting firm that specialized in operational excellence and lean manufacturing. From 2003 to February 2013, Mr. Weise held the role of COO at the Arthur Wells Group, a 3PL specializing in consumer products and temperature-controlled distribution.  Prior to that, from 2002 to 2003, Mr. Weise served as the SVP of Operations for the B. Manischewitz Company, a specialty food manufacturer.  From 2000 to 2002, Mr. Weise served as Chief Operating Officer at the Eight in One Pet Products Company, from 1995 to 2000 as VP of Manufacturing at Chock Full O’ Nuts, and from 1986 to 1995 in various positions at Kraft Foods.

EVP, Secretary & Treasurer—Stephen Macchiaverna has served as Executive Vice President, Secretary and Treasurer since September 2020. Prior to that time, Mr. Macchiaverna served as Senior Vice President, Controller & Secretary, from October 2006. Prior to joining Freshpet, Mr. Macchiaverna was the Controller for The Meow Mix Company from its inception in 2002 through its sale and transition to Del Monte Foods in 2006. From 1999 to 2001, Mr. Macchiaverna was the Vice President of Finance and Treasurer of Virgin Drinks USA, Inc. Mr. Macchiaverna began his consumer-packaged goods career with First Brands Corporation, where he worked from 1986 to 1999, most recently as Divisional Controller for all domestic subsidiaries. Mr. Macchiaverna has over 30 years’ experience in consumer-packaged goods financial management.

Co-Founder, SVP and Managing Director of Europe—Cathal Walsh is a co-founder of Freshpet and has served as Senior Vice President, Managing Director of Europe, previously titled Senior Vice President of Cooler Operations, since January 2011 and previously served as our Chief Operating Officer from October 2006 to January 2011. Prior to joining Freshpet, Mr. Walsh was Zone Marketing Manager at Nestlé Worldwide from 2000 to 2005 and was Marketing Manager at Nestlé Pet Care from 1996 to 2000. Mr. Walsh has over 25 years’ experience in packaged goods marketing, sales and management, including in international food markets.

SVP, Human Resources—Thembeka “Thembi” Machaba joined Freshpet in August of 2020, as SVP of Human Resources. Ms. Machaba has over 20 years’ experience in the Manufacturing, Food & Beverage industries. Prior to joining Freshpet, Ms. Machaba was a Vice President of Global Human Resources and Organization Development at Molson Coors from January 2019 to August 2020 and Senior Director of Global Human Resources from October 2016 to December 2018. Ms. Machaba held various roles within Human Resources at MillerCoors, the North American Business unit of Molson Coors from August 2012 to October 2016. Prior to moving to the United States, Ms. Machaba served in a number of senior Human Resource roles in SABMiller, a global brewing company in South Africa beginning in 2003 to 2011. Prior to joining SABMiller, Ms. Machaba worked in a training role at AFROX, a chemical manufacturing company in South Africa. Prior to that Ms. Machaba worked at Unilever SA in various Human Resources roles.

VP of Finance, Controller—Ivan Garcia has served as Vice President of Finance since April 2017 and Controller since September 2020, having previously served as Director of Financial Reporting and Budgeting from June 2015 to March 2017 and Manager of Financial Reporting from February 2014 to May 2015. Prior to joining Freshpet, Mr. Garcia held progressive roles at KPMG LLP, including Manager of Audit, from September 2007 to January 2014, where he served both public and private clients mainly in the consumer and industrial market segments.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Structure

Our Board of Directors consists of 10 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Cyr is independent consistent with the Nasdaq rules. Mr. Brewster and Ms. Kelley are the Class I directors, and their terms will expire in 2021. Mr. Basto, Mr. George, Mr. Steeneck and Dr. Coben are the Class II directors, and their terms will expire in 2022. Mr. Norris, Ms. Priest, Ms. Beck and Mr. Cyr are the Class III directors, and their terms will expire in 2023. Mr. King, who was a Class I director, resigned from the Board of Directors in September 2020. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. See “—Commitment to Good Corporate Governance” for additional information.

Our Board of Directors met seven times during 2020. Under the Company’s corporate governance guidelines, Board members are expected to attend all meetings of the Board and committees on which they serve. Each director serving on the Board in 2020 attended at least 75% of the total meetings of the Board and of Committees on which he or she served during the time he or she was on the Board in 2020. All of the members of our Board of Directors serving at the time attended our 2020 annual stockholders’ meeting. Our corporate governance guidelines are available on our corporate website at www.freshpet.com. Our website is not part of this annual report.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee; a Nominating and Corporate Governance Committee; and a Compensation Committee. Each of the committees reports to the Board of Directors as they deem appropriate, and as the Board of Directors may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

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

Our Audit Committee consists of Mr. Steeneck (chair), Mr. Basto and Ms. Beck. Our Board of Directors has affirmatively determined that Mr. Steeneck, Mr. Basto and Ms. Beck meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and Nasdaq rules. In addition, Mr. Steeneck qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K. The Audit Committee met four times during 2020.

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

In considering director nominees, the Nominating and Corporate Governance Committee considers a number of factors, including:

●	the independence, judgment, strength of character, reputation in the business community, ethics and integrity of the individual;
●	the business or other relevant experience, skills and knowledge that the individual may have that will enable him or her to provide effective oversight of the Company’s business;
●	the fit of the individual’s skill set and personality with those of the other Board members so as to build a Board that works together effectively and constructively; and
●
the individual’s ability to devote sufficient time to carry out his or her responsibilities as a director in light of his or her occupation and the number of boards of directors of other public companies on which he or she serves.

When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee will consider advice and recommendations from stockholders, management and others as it deems appropriate, including a leadership search firm, Spencer Stuart, which was retained by the Nominating and Corporate Governance Committee to assist in identifying and evaluating potential candidates. Although we do not have a formal policy regarding Board diversity, when evaluating candidates for nomination as a director, the Nominating and Corporate Governance Committee does consider diversity in its many forms, including among others, experience, skills, ethnicity, race and gender. We believe a diverse Board, as so defined, provides for different points of view and robust debate and enhances the effectiveness of the Board. Upon identifying a potential nominee, members of the Nominating and Corporate Governance Committee will interview the candidate, and based upon that interview, reference checks and committee discussions, make a recommendation to the Board.

Our Nominating and Corporate Governance Committee consists of Mr. George (Chair), Dr. Coben and Ms. Kelley. Our Board of Directors has affirmatively determined that Mr. George, Dr. Coben and Ms. Kelley meet the definition of “independent directors” for purposes of serving on a Nominating and Corporate Governance Committee under applicable SEC and Nasdaq rules. Our Nominating and Corporate Governance Committee met four times during 2020.

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

Our Compensation Committee consists of Mr. Brewster (Chair), Ms. Kelley and Ms. Priest. Our Board of Directors has affirmatively determined that Mr. Brewster, Ms. Kelley and Ms. Priest meet the definition of “independent directors” for purposes of serving on a Compensation Committee under applicable SEC and Nasdaq rules. Our Compensation Committee met seven times during 2020. Mr. King served on the Compensation Committee until his resignation from the Board in September 2020.

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

We believe good governance at all levels is necessary to drive corporate responsibility, and that our corporate governance is more effective when we consider environmental and social issues as a part of corporate strategy, key risks, and our operations. As a part of this endeavor, the Board oversees the management team fulfilling responsibilities relating to sustainability and corporate social responsibility, particularly those that may affect the stakeholders and stockholders of our Company, and the communities in which we operate. Our Board and its committees play a critical role in oversight of our corporate culture and holds management accountable for its maintenance of high ethical standards, governance practices and compliance programs to protect our business, employees and reputation.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. During 2020, none of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of the Compensation Committee.

Commitment to Good Corporate Governance

Business Transformation: 2006 to 2020

Freshpet was founded in 2006 with a single-minded mission to do right by pets, people and the planet, every step of the way from farm to fridge. In 2010, we welcomed a private equity investor who believed in our mission and the power of our platform, and subsequently went public in 2014. In addition to onboarding new directors with financial and industry expertise that we needed as a public company, we welcomed our current CEO, William B. Cyr, in 2016 to support the Board’s ambition to rapidly and strategically scale the business. In 2019, our Board added three women directors, who brought deep expertise in retail, digital optimization and strategy to support our 2020 long-term plan.

The following graphic helps illustrate our history, progress and plans for the future.

Freshpet’s Commitment to Good Corporate Governance: 2021 to 2025 Roadmap

Since our 2014 IPO, Freshpet’s market cap has grown from around $300 million to approximately $7.9 billion (as of April 27, 2021). As a young public company in pursuit of sizable long-term goals to disrupt the pet food industry, our IPO-related governance provisions provided protection from market volatility and short-term hostile threats while our Board and management pursued long-term strategic goals and stockholder value creation.

While these governance provisions were critical to our success as a young public company, our Board recognized that some of these protections provided by our governance structure should be gradually phased out as we reach maturity. Concurrent with setting Freshpet’s strategic 2025 long-term plan, the Board during 2019 solicited valuable stockholder feedback to receive direct input as to how to best evolve Freshpet’s corporate governance.

In response, the Board has implemented an effective corporate governance structure that allows our Board and management to focus primarily on the creation of long-term value for our stockholders while also considering the interests of our employees and the communities in which we do business. Supporting that philosophy, we have adopted, and strategically planned to adopt in the future, many leading corporate governance practices, including:

STOCKHOLDER RIGHTS
Freshpet’s Corporate Governance Practices
Independent, Non-Executive Chairman
The positions of Chairman of the Board and Chief Executive Officer are presently separated. While our Bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, we believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business and our Chairman of the Board to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management.

Board Independence	During 2020, all of our directors (other than our Chief Executive Officer) were independent, and each of our Board committees consisted entirely of independent directors.
Board Refreshment and Commitment to Diversity
Since 2018, the Board has appointed three new directors, all of whom are women. We believe that fresh perspectives and diversity, in its many forms, and the breadth of perspective that it brings, enhances the effectiveness of the Board.

Single Voting Class	All holders of Freshpet’s common stock have the same voting rights (one vote per share of stock).
No Poison Pill	We do not have a stockholder rights plan, also known as a poison pill, in place.
2020 Stockholder and Board Actions
Eliminated Supermajority Voting Provisions from our Certificate of Incorporation
At our 2020 annual meeting of stockholders, our Board submitted a proposal to our stockholders to eliminate all of the supermajority voting provisions from the Company’s Certificate of Incorporation, which our stockholders overwhelmingly voted to approve.

STOCKHOLDER RIGHTS
Director Resignation Policy
Our Board adopted a policy that any incumbent nominee for director who does not receive the affirmative vote of a majority of the votes cast in any uncontested election must promptly offer to resign. The Nominating and Corporate Governance Committee will make a recommendation on the offer and the Board will decide whether to accept or reject the offer.

2021 Proposal to Stockholders and Planned Board Actions
Majority Voting Standard for Director Elections
Before the Company’s 2021 annual meeting of stockholders, the Board plans to amend our Bylaws to implement a majority voting standard for director elections in uncontested elections and a plurality voting standard in contested elections. Our current Bylaws provide for a plurality voting standard.

Director Tenure Policy
Before the Company’s 2021 annual meeting of stockholders, our Board plans to adopt a director retirement policy that will provide that non-employee directors will not be nominated for re-election to the Board after reaching age 75.

Board Proposal to Declassify the Board of Directors
In the Company’s 2021 proxy statement, our Board plans to submit a proposal to be voted on by stockholders to fully declassify the Board by 2025. Our Certificate of Incorporation currently divides our Board into three classes, with one class being elected each year.

Planned Future Proposals and Board Actions
Proxy Access
Before the Company’s 2022 annual meeting of stockholders, the Board plans to amend the Company’s Bylaws incorporating a provision to permit a stockholder, or a group of up to 20 stockholders, owning at least 3% of our outstanding common stock for three years, to nominate a certain percentage of the directors for the Company’s Board.

Shareholder Right to Call a Special Meeting
In the Company’s 2022 proxy statement, our Board plans to submit a proposal to be voted on by stockholders at the 2022 annual meeting of stockholders to allow stockholders the ability to call special meetings.

Code of Ethics & Whistleblower Policy

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

Freshpet has a zero-tolerance policy for bribery and corruption. The Board established a robust Whistleblower Policy to set optimal procedures with regard to reports of concerns made by employees and other parties, and to protect whistleblowers against harassment or retaliation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020 all filing requirements applicable to the Reporting Persons were timely met except (i) Mr. Macchiaverna did not timely file a Form 4 in connection with a grant of RSU on April 1, 2020; (ii) Mr. Walsh did not timely file a Form 4 in connection with a grant of options on June 8, 2020; and (iii) Mr. Brewster did not timely file a Form 4 in connection with a purchase of 500 shares of the Company’s common stock on November 27, 2015, in Mr. Brewster’s case due to administrative oversight and in Mr. Walsh’s and Mr. Macchiaverna’s case due to administrative delays.

Commitment to Human Capital Management

At Freshpet, our vision is to create a happier, healthier world where pets, people and the planet thrive. We know that our people are our enduring advantage and we are obsessed in our mission to ensure that all people who touch Freshpet are better in some way. We strive to be the place where people love to work and we encourage everyone to be grow, have fun and deliver on our vision. Our overall human resource strategy is designed to attract, develop and retain the best qualified employees to meet our business goals on an ongoing basis and to execute our growth strategy.

As of December 31, 2020, Freshpet had employed 591 team members, an increase of approximately 28% from one year earlier, based across our 3 locations of Bethlehem, Pennsylvania, Secaucus, New Jersey, and Ennis, Texas. In Europe, Freshpet has also employed 7 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our workforce consists of approximately 374 hourly production employees, 118 salaried and managerial employees in manufacturing and 99 salaried and managerial employees in other functions, such as Marketing, Finance, Sales, Consumer Care, and other support and distribution roles.

Employee Engagement

In 2020, Freshpet achieved an engagement score of 82% with a total participation rate of 70%. Our Net Promoter score was 8.3, a 7% increase from our prior Net Promoter Score, which we believe demonstrates our employees' positive perception about the future of Freshpet and strong belief in our vision.

At Freshpet, our programs are designed to reward and support employees through competitive pay, creative incentive programs and generous benefits. We strive to ensure that our benefit offerings meet the evolving needs of our diverse workforce across all of our locations. The surge in growth coupled with the COVID-19 pandemic put significant strain on our human resources in 2020. Labor shortages driven by factors relating to the pandemic forced us to rethink our approach to attracting and retaining the right talent in the business. Freshpet implemented a number of creative employee incentive programs and invested heavily in marketing of employment opportunities to recruit a high number of production and sanitation employees into our kitchens. Labor shortages compounded by high absenteeism due to testing, quarantine and childcare issues led to a series of systemic changes to our recruitment, training and retention strategies. These revised practices will continue to form part of our ongoing efforts to ensure a strong, skilled employee base.

Health and Safety

The COVID-19 pandemic provided us with a defining moment to support and further develop and entrench our employee-centric culture. This showed up in our prioritization of the health, safety and welfare of our employees. Our comprehensive response to the COVID-19 pandemic has included:

●	Adopting a COVID-19 screening and contact tracing process;
●	Establishing physical distancing procedures in our kitchens;
●	Modifying office workstations with physical dividers;
●	Implementing additional cleaning and disinfecting procedures;
●	Mandating work from home for our corporate office employees in Secaucus, New Jersey; and
●	Suspending our absenteeism policy to encourage those who did not feel well to stay home.

As a result of the COVID pandemic, we have added a full-time, bi-lingual on-site industrial nurse who works with our team on health-related issues. This has become a popular and heavily utilized resource for our team.

At our Freshpet Kitchens, the Company provides employees with extensive safety gear and protective clothing as well as a wide array of hot beverages and warm soups to help our team members stay warm in our refrigerated facilities.

The Freshpet team regularly monitors and evaluates injury rates, safety observances and near-misses, and take proactive steps to ensure employee safety is paramount in all our planning.

Diversity and Inclusion

We believe that a diverse workforce is critical to our success, and our goal is to create a culture where we provide equal and fair opportunities for all of our employees. Our values are reflected in our diverse workforce, and we believe that our competitive advantage lies in our diversity of thought, creativity in solving systemic problems and strengthening our partnerships with pet-caring organizations and the communities in which we live.

Our workforce reflects the communities in which we operate. For example, our staff in the Freshpet Kitchens in Bethlehem, Pennsylvania is approximately 53% white, 30% Hispanic, 10% African American and 7% other ethnicities.

The Company and the Board have made deliberate efforts to expand the diversity of our leadership and Board, and create an inclusive environment. Currently, of the nine non-executive members of the Board, three are women. One of the members of the Board is African American.

The Company’s senior leadership team consists of eight people, two of whom are women and one is African American. The Company made three significant new senior management hires late in 2019 and during 2020. Two were female, one of whom is African American. The third is a Hispanic male. Each leads a significant part of our organization as they lead our Finance function (female), HR (female, African American) and Manufacturing (male, Hispanic).

Employee Benefits

Freshpet offers a comprehensive collection of benefits designed to make Freshpet competitive within the talent pools from which it recruits. All Freshpet employees are eligible for the same benefits regardless of title. In order to incentivize and engage our workforce, Freshpet provides:

● Industry-leading compensation, including stock compensation for every employee (granted after 12-months of continuous employment for hourly employees)
●     Industry-leading healthcare offered equitably for every employee (including pet insurance)
●     Competitive perquisites, including pet insurance, free healthy snack room and catered lunches (including ice cream Fridays)

● Multi-year equity grants to “One-of -a-Kind Talent” employees identified by the Board ● 401(k) matching for every employee

We also allow each employee to take home one package of Freshpet each day to feed their pet or the pet of someone close to them.

Recruitment

Freshpet aggressively recruits for talent to fill our rapidly growing manufacturing operations. We have three full-time recruiters on staff who screen potential new hires and conduct on-boarding training for them. We advertise on social media, billboards and radio and uses a variety of job referral services to attract the skilled labor we require.

To fill the increasing managerial roles because of Freshpet’s growth, we use third-party recruiters who are experts on what makes Freshpet unique and have a deep understanding of our culture and requirements. These recruiters have successfully filled a wide range of roles with a focus on increasing the diversity of our managerial ranks.

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

The following table lists our NEOs for 2020, which is the group consisting of each individual who served as our Chief Executive Officer or Chief Financial Officer during 2020, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2020.

Name	Principal Position
William B. Cyr	Chief Executive Officer
Scott Morris	President and Chief Operating Officer
Heather Pomerantz	Chief Financial Officer
Stephen L. Weise	Executive Vice President of Operations
Cathal Walsh	Senior Vice President, Managing Director Europe
Richard Kassar*	Vice Chairman, formerly Chief Financial Officer

*
Mr. Kassar stepped down from his role as Chief Financial Officer and began an advisory role as Vice Chairman on September 30, 2020. Heather Pomerantz was appointed as our Chief Financial Officer effective October 1, 2020.

Leadership Changes

Heather Pomerantz, previously Executive Vice President of Finance, became the Chief Financial Officer in October 2020 and Dick Kassar, previously Chief Financial Officer, began an advisory role as Vice Chairman at that time. Additionally, the company announced two significant new hires in 2020: Thembi Machaba joined Freshpet in August 2020 as Senior Vice President of Human Resources, and Ricardo Moreno joined the Company as Vice President of Manufacturing in December 2020.

Compensation Philosophy and Objectives

Our philosophy is to align our executive compensation with the interests of our stockholders by basing our more fundamental compensation decisions on financial objectives that our Board of Directors (or Board) believes have a significant impact on long-term stockholder value. An important goal of our executive compensation program is to help ensure that we hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals. Our executive compensation program is designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

●	to reward our NEOs for sustained financial and operating performance and strong leadership;
●	to align our NEOs’ interests with the interests of our stockholders; and
●	to encourage our successful NEOs to remain with us for the long term.

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

Significant Portion of Compensation as Equity

We award a significant portion of executive compensation as equity as we believe this is an effective way to help management focus on our long-term goals while also aligning stockholder and management interests. A meaningful portion of our executive compensation consists of stock options, which awards have no value to the recipient unless our stock price rises. Additionally, supplemental awards within the broader organization are rarely paid in cash but instead consist of equity awards. Finally, in 2020, we again decided to include all employees Company-wide in our equity compensation program, including hourly employees, in order to better foster an ownership mentality and drive long-term growth. For each grant, the vesting requirement is typically at least three years or tied to a specific, long-term achievement.

Long-Term Goal Setting

We set a four-year growth goal for management in 2016 and have issued significant equity awards to our most senior managers tied to that goal. For our CEO, Mr. Cyr, his 2016 award of stock options replaced subsequent annual awards in order to emphasize the importance of achieving our long-term growth goals. Messrs. Kassar, Morris and Weise also received stock options with the same objectives in 2016 to help ensure alignment amongst our leadership team with the Company’s long-term goals. Additionally, our COO, Mr. Morris, was granted a significant number of stock options in 2017 (replacing subsequent annual grants) to drive similar behavior. Further, the Board has continually reinforced to management its belief in driving long-term growth via annual goals that are set. The Board has encouraged management to make prudent, near-term investments—even at the expense of near-term earnings—to better drive long-term growth and to enable Freshpet to satisfy our overarching goal of long-term growth.

In 2020, upon the conclusion of the performance period for the 2016 multi-year grants, the Company set new long-term goals and issued significant multi-year grants to the current leadership and the leading candidates to be the next generation of leadership within the Company. In total, eight individuals (including two women and two leaders who identify as minorities) were included in the program. The program included aggressive growth goals, and the Company believes that delivery of those goals would generate significant long-term value creation for the Company and its investors. For the NEOs, the equity grants are 75% performance-based and 25% time-based and replace all annual grants for the next four years for those individuals. Our experience with the 2016 program and the results it delivered would indicate that this approach will focus and align management on the greatest long-term value creation.

Encouraging Teamwork

We strongly believe that teamwork among our workforce is essential to help us achieve our long-term growth potential. Thus, all bonus-eligible employees—including our NEOs—are compensated using the same bonus formula. Each employee earns the same percentage of his or her target award each year, assuming there are no outstanding, individual performance issues. We believe that this creates an “all-for-one and one-for-all” mentality within Freshpet that allows individual employees to make the right choices for the Company without regard to their impact on the achievement of less important functional or personal goals. Additionally, Mr. Cyr, at his own recommendation, has chosen to forego salary increases and instead has reallocated those dollars within his leadership team to reinforce his commitment to our teams and to recognize the strong performance of his colleagues. In 2021, he specifically allocated his base salary increase to three leaders who were most responsible for protecting the safety of our team during the COVID pandemic.

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

Demanding Quality

We believe that no factor is more important to our long-term success than the quality of the products that we produce every day. As such, every manufacturing employee is incentivized each quarter for the achievement of a set of goals, many of which are either directly or indirectly connected to the production of outstanding pet foods that meet our high-quality standards. The Board also regularly reviews the Company’s performance against its quality targets.

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

Independent Compensation Consultant

In 2019 and 2020, the Compensation Committee retained Korn Ferry (or KF) to advise it on compensation practices for our top nine officers, including each NEO. Specifically, KF was engaged to review our compensation peer group and our compensation structure for our executive officers, develop and recommend targets for our executive compensation program by analyzing the compensation structures of our peer group companies and market trends, and provide advice to the Compensation Committee on our executive compensation structure and program based on KF’s analysis. KF was also engaged to separately review the compensation arrangements applicable to employees at the director level and above, and the non-employee, independent directors of the Board. The Compensation Committee, in consultation with KF, decided to continue in 2020 the executive compensation structure suggested by KF in 2018, as the Compensation Committee determined that the program remained effective in achieving our objectives of retaining talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals.

Peer Group

The Compensation Committee, in consultation with KF, considered several factors in selecting an industry-specific compensation peer group for our 2020 compensation program. Considerations generally included the following:

●	revenue between 0.4 and 2.5 times Freshpet’s revenue;

●	companies in the food, beverage, and pet products industries;

●	companies with similar location and geographical reach;

●	companies with similar span, scope, and vertical integration;

●	companies experiencing similar rates of growth;

●	companies with similar operating complexity; and

●	other publicly traded companies.

Based on the foregoing considerations, the Compensation Committee determined that our compensation peer group for 2020 would consist of the following entities:

Beyond Meat, Inc. Bridgford Foods Corporation Craft Brew Alliance, Inc. Farmer Bros. Co. Hostess Brands, Inc.	John B. Sanfilippo & Son, Inc. Landec Corporation Medifast, Inc. Natural Alternatives International, Inc. Nature’s Sunshine Products, Inc.	PetIQ Inc. PetMed Express, Inc. The Simply Good Foods Company Tootsie Roll Industries, Inc.

We target the total compensation amount for each of our NEOs (based on position) to be competitive with similarly situated executives within our compensation peer group (bearing in mind that we pay a significant portion of our compensation in the form of long-term, performance-based equity awards). We believe that these targets will help us to achieve an important goal of our executive compensation program, which is to hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term goals. We also believe that this compensation structure will help us to achieve our objectives of aligning our NEOs’ interests with the interests of our stockholders and encouraging our successful NEOs to remain with us for the long term.

Consideration of Say-on-Pay Vote

We will hold an advisory stockholder vote on executive compensation (a “Say-on-Pay vote”) every year, with the most recent vote occurring in 2020, which is based on the preference expressed by our stockholders at our 2019 Annual Meeting and is planned to be held yearly until the next “say-on-pay” frequency vote, which will be held at our 2025 Annual Meeting. In the 2020 Say-on-Pay vote, over 99% of votes cast approved, on an advisory basis, the compensation for our NEOs. The Compensation Committee viewed this vote as supportive of our compensation program for our NEOs and did not take any specific actions with respect to 2020 compensation decisions for our NEOs as a result of the 2020 Say-on-Pay vote. The Compensation Committee intends to continue to consider the results of future Say-on-Pay votes when making compensation decisions.

Elements of Executive Compensation for 2020

We used three primary elements of compensation in our executive compensation program in 2020: base salary, annual incentive awards, and long-term equity compensation. Annual incentive awards and long-term equity compensation represent the performance-based elements of our compensation program. The performance goals tied to these compensation elements are flexible in application and can be tailored to meet our specific objectives. The amount of a specific individual’s annual incentive award for a performance period is intended to reflect that individual’s relative contribution to the Company in achieving or exceeding our annual goals, and the amount of an individual’s long-term incentive compensation is intended to reflect the individual’s expected contribution to the Company over longer performance periods.

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

The following table sets forth each NEO’s annual base salary rate for 2020:

Name	Annual Base Salary Rate
William B. Cyr	$600,000*
Scott Morris	$475,000
Heather Pomerantz	$400,000
Stephen L. Weise	$285,000
Cathal Walsh	$285,000**
Richard Kassar	$320,000***

*
Mr. Cyr, at his own recommendation, has chosen to forego salary increases and instead has reallocated those dollars within his leadership team to reinforce his commitment to our teams and to recognize the strong performance of his colleagues. For 2021, he has specifically re-allocated his base salary increase to three leaders most responsible for keeping our team safe during COVID-19.

**	Does not include $62,727 in expat adjustment.

***	Mr. Kassar’s base salary was revised from $320,000 effective September 30, 2020 to $160,000, in relation to his new advisory role as Vice Chairman.

Annual Incentive Awards

The Board initially adopted our current annual incentive plan—in which our NEOs participate—in 2016. Awards under the plan, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve our annual goals based on our strategic, financial, and operating performance objectives. For 2020, Messrs. Cyr, Morris, Kassar, Weise and Walsh and Ms. Pomerantz had the opportunity to earn annual target awards equal to 90%, 60%, 50%, 40%, 35% and 50%, respectively, of their base salaries.

Our 2020 annual incentive program was based on the Company’s operating performance, which was calculated 50% based on adjusted EBITDA and 50% based on net sales. For each performance metric, the Company then establishes performance targets and minimum performance thresholds. Performance above and below each performance metric target results in increases or decreases in the bonuses earned based on pre-determined factors that are based on the economic value added or lost by shareholders due to the over/under performance. To encourage teamwork, the Compensation Committee determines a single Company performance result as an aggregate percentage of the target Company performance metrics. The resulting percentage is then multiplied against each eligible employee’s target bonus amount to determine their annual incentive compensation.

	Weighting	Target ($ millions)	Minimum Threshold	Result ($ millions)
Net Sales	50%	$315.0	$300.0	$320.4
Adj. EBITDA before bonus accrual	50%	$54.2	$48.7	$51.6

As noted above, our 2020 targets were as follows: $54.2 million of adjusted EBITDA and $315 million of net sales. On a pre-bonus basis, and after adjusting to recognize an accounting change (as determined by the Board), the Company delivered as follows: $51.598 million of adjusted EBITDA and $320.4 million of net sales. Adjusted EBITDA is not a financial measure prepared in accordance with U.S. generally accepted accounting principles (or GAAP). This metric is explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our annual report, where it is reconciled to the closest GAAP measure.

The Compensation Committee also considered the potential impact of the COVID pandemic on the Company’s performance in determining the awards. The Company chose to add back to its publicly reported Adj. EBITDA those costs that were directly related to keeping our team safe and ensuring the continuity of our operations during the pandemic. These costs, totaling approximately $4.0 million, included supplemental pay to hourly workers, pay to workers who were out for testing and quarantine, incremental costs for deep cleanings of our facilities, and health screenings for our employees.

Beyond those direct COVID-related costs, the Board believes that the business was both helped and hurt by the COVID crisis, and that it would be almost impossible to ascertain the exact balance between the benefits and detriments. On the positive side, the Company experienced increased demand and lower media costs. On the negative side, the Company experienced reduced production (and lost sales) and delayed fridge installations. Absent a clear method for accurately defining the appropriate balance between the benefits and detriments, the Compensation Committee chose to accept the actual results and chose to make no further COVID-related adjustments beyond the addbacks described above.

For 2020, based on the foregoing, we paid annual incentive awards to each NEO as follows:

Name	Amount of Award	% of Target Awarded
William B. Cyr	$545,940	101.1%
Scott Morris	$288,135	101.1%
Heather Pomerantz	$196,106	101.1%
Stephen L. Weise	$112,254	101.1%
Cathal Walsh	$103,767	101.1%
Richard Kassar	$80,880*	101.1%

*	Mr. Kassar’s target award was revised from $160,000 effective September 30, 2020 to $80,000, in relation to his new advisory role as Vice Chairman.

Long-Term Equity Compensation

Although we do not have a formal policy covering the grant of equity compensation awards to our executive officers, we believe that equity compensation provides our executive officers with a strong link to our long-term performance, creates an ownership culture, and helps to align the interests of our executive officers and our stockholders. Further, we believe that stock options with a time-based vesting feature promote executive retention, as they incentivize our executive officers to remain employed with us for the applicable vesting period. Accordingly, the Compensation Committee (or alternatively, the Board) periodically reviews the equity compensation of our NEOs and from time to time may grant awards as it deems appropriate.

Our 2014 Omnibus Incentive Plan (or 2014 Plan) was adopted by the Board in connection with our initial public offering, approved by our stockholders in October 2014 and subsequently amended and restated in September 2016 to increase the number of shares available for issuance under the 2014 Plan. The 2014 Plan was again amended and restated in September 2020 to increase the number of shares available for issuance and to add key provisions designed to protect stockholder interests, promote effective corporate governance and reflect the use of corporate governance best practices. Each of our NEOs is eligible to participate in our 2014 Plan. Our 2014 Plan allows for awards of tax-qualified incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, other stock-based awards, and other cash-based awards to our directors, officers, employees, consultants, and advisors.

The Compensation Committee (or alternatively, the Board) determines the size and vesting terms of all awards made under our 2014 Plan and administers all other aspects of the plan. In 2020, the Compensation Committee took into account a number of factors when making awards under our 2014 Plan, including, among others, the eligible employee’s expected contribution to the long-term success of the Company and information gathered by the Compensation Committee regarding compensation paid to similarly situated executives at companies in our compensation peer group, as well as the amounts of outstanding stock options that each NEO held at such time.

In 2020, we granted Messrs. Morris, Kassar, and Weise and Ms. Pomerantz stock options to purchase shares of our common stock under our 2014 Plan in amounts of 15,618, 8,220, 4,932, and 9,864, respectively, 50% of which are scheduled to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date and 50% of which are scheduled to vest and become exercisable annually on a sliding scale according to the achievement of adjusted EBITDA performance-based conditions (and in each case subject to the NEO’s continued employment with us). In 2020, we also granted Mr. Walsh 59,932 stock options to purchase shares of our common stock under our 2014 Plan, 39,932 of which vest and become exercisable in equal installments on each of the first three anniversaries of the grant date and 20,000 of which are scheduled to vest and become exercisable following the achievement of certain annual net sales goals in the 2023 calendar year (and in each case subject to Mr. Walsh’s continued employment with us). Mr. Cyr did not receive an annual incentive equity grant in April 2020 as he had previously been granted a multi-year grant designed to replace all subsequent grants until the completion of that program at the end of 2020.

In December 2020, we made multi-year grants of stock options under our 2014 Plan to Messrs. Cyr, Morris, and Weise and Ms. Pomerantz in amounts of 273,439, 205,079, 136,719, and 136,719, respectively as well as an additional grant of 306,250 stock options to three other senior officers under our 2014 Plan. These grants are designed to align the most senior management of the Company with the new, long-term goals established by the Company in early 2020, and cover a four-year performance period ending December 31, 2024. The Committee will not make any additional grants to these individuals during this performance period. For the NEOs, the grants are 75% performance-based and 25% time-based and the performance targets are in excess of the long-term goals communicated to investors. For competitive reasons, we are not disclosing the specific goals and instead they will be disclosed upon the conclusion of the four-year performance period. For additional information, see “—Outstanding Equity Awards at Fiscal Year-End.”

The December 2020 grants were timed to coincide with the end of the performance period for the 2016 grants made to Messrs. Cyr, Morris, Kassar and Weise. The Committee chose to vest 100% of the options issued pursuant to the 2016 grants based on the Company’s performance in 2020, the performance year for the grants. Vesting conditions for the 2016 grants were determined based on the Company’s achievement of specific financial metrics established in 2016 and amended prior to 2020 to account for the Board’s directive to focus on driving top line sales as a significant value creation metric in addition to profitability. The results were calculated using the same metrics and methods used in determining the annual bonus for all employees.

In the four years covered by the 2016 grants, the Company grew its sales 2.5x, its Adj. EBITDA 2.6x, and the market cap of the Company grew more than 20x – making Freshpet one of the top 1% of all U.S. publicly traded companies in terms of shareholder value creation over that time period. This provided confirmation that the program delivered on its intended objectives.

Other Compensation

In addition to base salary and annual and long-term performance-based compensation, our NEOs are also eligible for the following benefits on a similar basis as our other eligible employees:

●	health, dental, and vision insurance;

●	paid time off, including vacation, personal holidays, and sick days;

●	life insurance and supplemental life insurance; and

●	short-term and long-term disability insurance.

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

Employment Agreements with NEOs

The Company is party to an employment agreement with each of Messrs. Cyr, Morris, Kassar, Weise and Walsh. Each agreement provides for an initial term of one year and for automatic one-year extensions beginning on the expiration of the initial term. Any automatic extension may be cancelled upon at least 90 days’ prior written notice from the respective NEO or the Company. Under their agreements, Messrs. Cyr, Morris, Kassar, Weise and Walsh are entitled to receive minimum annual base salaries of $600,000, $400,000, $302,500, $312,394, and $270,000, respectively, subject to annual review by the Board. Further, Messrs. Cyr, Morris, Kassar, Weise and Walsh have the opportunity to earn annual target bonuses equal to at least 75%, 60%, 50%, 40% and 35%, respectively, of their base salaries. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally. The Company is also party to an offer letter with Ms. Pomerantz, which is described further below.

Employee Agreement with William Cyr

The Company entered into an employment agreement with Mr. Cyr in July 2016. In the event of a termination of Mr. Cyr’s employment by the Company without “cause,” or by Mr. Cyr for “good reason” (each as defined in his employment agreement), he is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to (A) one and one-half times the sum of his (x) base salary and (y) target bonus for a period of 18 months, payable in equal monthly installments in accordance with the Company’s normal payroll practice; and (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for him and his eligible dependents for 18 months. In the event of a termination of Mr. Cyr’s employment due to “permanent disability” (as defined in his employment agreement), he is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company, Company payment of premiums (at active employee rates) for continuation of group health coverage for him and his eligible dependents for 18 months.

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

Mr. Cyr’s employment agreement contains the following restrictive covenants: (i) a non-compete covenant that prohibits him from competing against the Company for 24 months after employment; (ii) non-solicit covenants that prohibit him from actively soliciting the Company’s employees, customers, or suppliers during employment and for 24 months after employment; and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Employment Agreements with Scott Morris, Richard Kassar, Stephen Weise and Cathal Walsh

The Company entered into employment agreements with Messrs. Morris, Kassar and Walsh in October 2014, and with Mr. Weise in July 2015. Under the agreements, in the event of a termination of the NEO by the Company without “cause,” by the NEO for “good reason,” or due to “permanent disability” (each as defined in the respective employment agreements), each NEO is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to 12 months of the NEO’s base salary in accordance with the Company’s normal payroll practice; (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for the NEO and his eligible dependents for 12 months; and (iii) only in the event of a termination by the Company without “cause” or by the NEO for “good reason” after June 30th during any year in which the employment agreement is effective, a pro-rated annual incentive award based on actual performance for the year in which termination occurs.

Each of the employment agreements with Messrs. Morris, Kassar, Weise and Walsh contains a cutback provision for “parachute payments” under Code Section 280G, under which the NEO may receive a cutback of certain change-in-control payments in order to avoid any excise tax or loss of deduction under Code Section 280G, if the cutback would result (after factoring any potential excise taxes under Section 280G) in a larger after-tax payment to the NEO.

Each of the employment agreements with Messrs. Morris, Kassar, Weise and Walsh contains the following restrictive covenants: (i) a non-compete covenant that prohibits the NEO from competing against the Company for 12 months after employment; (ii) non-solicit covenants that prohibit the NEO from actively soliciting the Company’s employees, customers, or suppliers during employment and for 12 months after employment; and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Offer Letter with Heather Pomerantz

The Company entered into an offer letter with Ms. Pomerantz in December 2019. The offer letter required that Ms. Pomerantz enter into the Company’s confidentiality and no-hire agreement, which includes customary confidentiality and non-solicitation provisions that extend for 12 months after termination or resignation of employment with the Company.

Richard Kassar Transition of Employment

In connection with Mr. Kassar’s transition to Vice Chairman of the Company on September 30, 2020, Mr. Kassar’s compensation was reduced to 50% of his previous compensation to reflect his reduced responsibilities with the Company. This reduction resulted in Mr. Kassar’s annual base salary being reduced to $160,000 and target annual incentive being reduced to $80,000. While he serves as Vice Chairman, Mr. Kassar will continue to receive equity grants and will be eligible to participate in all Company benefit plans. Beginning on July 1, 2021, Mr. Kassar will become a consultant to the Company, and he will no longer be eligible to participate in Company benefit plans (other than pursuant to COBRA).

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

Tax Considerations; Deductibility of Compensation; Tax Cuts and Jobs Act

When setting executive compensation, we consider many factors, such as attracting and retaining executives and providing appropriate performance incentives. We also consider the after-tax cost to the Company in establishing executive compensation programs, both individually and in the aggregate, but tax deductibility is not our sole consideration. Section 162(m) of the Code generally disallows a federal income tax deduction to public companies for annual compensation over $1 million (per individual) paid to their chief executive officer, chief financial officer, and the next three most highly compensated executive officers (as well as certain other officers who were covered employees in years after 2016). The 2017 Tax Act eliminated most of the exceptions from the $1 million deduction limit, except for certain arrangements in place as of November 2, 2017. As a result, most of the compensation payable to our NEOs in excess of $1 million per person in a year will not be fully deductible.

Compensation Risk Assessment

As a publicly traded company, we are subject to SEC rules regarding risk assessment. Those rules require a publicly traded company to determine whether any of its existing incentive compensation plans, programs, or arrangements create risks that are reasonably likely to have a material adverse effect on the Company. We do not believe that our incentive compensation plans, programs, or arrangements create risks that are reasonably likely to have a material adverse effect on Freshpet.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report and our Proxy Statement.

The Compensation Committee of Freshpet, Inc., Daryl G. Brewster (Chair) Jacki S. Kelley Leta D. Priest

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the compensation for 2020 for each NEO. Compensation information for 2019 and 2018 is presented for individuals who were also our NEOs in those years.

Name and Principal Position	Year	Salary ($)(1)	Options ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William B. Cyr(5)	2020	600,000	14,701,112(6)	545,940	11,400	15,858,452
Chief Executive Officer	2019	600,000	—	555,750	11,200	1,166,950
	2018	600,000	—	562,500	53,486	1,215,986
Scott Morris	2020	475,000	11,342,468(7)	288,135	11,400	12,117,003
President and	2019	415,000	—	311,220	11,200	737,420
Chief Operating Officer	2018	400,000	—	300,000	11,000	711,000
Heather Pomerantz Chief Financial Officer	2020	400,000	7,972,163(8)	196,106	9,846	8,578,115
Stephen L. Weise	2020	285,000	7,450,526(9)	112,254	11,400	7,859,180
Executive Vice President,	2019	279,375	140,568	139,555	11,200	570,698
Operations	2018	270,000	305,099	135,000	11,000	721,099
Cathal Walsh	2020	285,000	3,204,674	103,767	—	3,593,441
Managing Director Europe	2019	333,269	139,846	119,949	—	593,064
	2018	312,394	132,835	117,031	—	562,260
Richard Kassar	2020	282,000(10)	166,656	80,880	11,400	540,936
Vice Chairman, formerly	2019	310,000	227,816	192,969	11,200	741,985
Chief Financial Officer	2018	302,500	508,489	189,063	11,000	1,011,052

(1)	Amounts reflect base salary earned during the year, including any amounts voluntarily deferred under our qualified 401(k) plan.

(2)
Amounts reflect the aggregate grant date fair value of options granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 10 to our consolidated financial statements included in our annual report.

(3)
Amounts for 2020 reflect cash awards earned by our NEOs under the Company’s 2020 annual incentive plan. Please see “Annual Incentive Awards” in the CD&A above for further information about our 2020 annual incentive plan.

(4)	Amounts for 2020 reflect all other compensation for each of our NEOs, including a matching Company contribution under our 401(k) plan.

(5)	Mr. Cyr also serves as a member of the Board but does not receive any additional compensation for his service as a director.

(6)	Grant date fair value of awards granted to Mr. Cyr assuming the achievement of the highest level of performance conditions is $19,933,703.

(7)	Grant date fair value of awards granted to Mr. Morris assuming the achievement of the highest level of performance conditions is $15,266,905.

(8)	Grant date fair value of awards granted to Ms. Pomerantz assuming the achievement of the highest level of performance conditions is $10,588,446.

(9)	Grant date fair value of awards granted to Mr. Weise assuming the achievement of the highest level of performance conditions is $10,066,808.

(10)
Reflects a reduction in Mr. Kassar’s base salary effective September 30, 2020 in relation to his new advisory role as Vice Chairman. Please see “Richard Kassar Transition of Employment” in the CD&A above for further information.

2020 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs during 2020. Please see “Annual Incentive Awards” in the CD&A above for additional information about the non-equity incentive plan awards reflected in the table below. Please see the “Outstanding Equity Awards at Fiscal Year-End” table below for additional information about the vesting parameters that are applicable to equity awards reflected in the table immediately below.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William B. Cyr	Annual Incentive	—	—	540,000	—	—	—	—	—	—	—
	Performance-Vesting Options	12/24/2020	—	—	—	82,032	205,079	205,079	—	142.79	14,950,259
	Time-Vesting Options	12/24/2020	—	—	—	—	—	—	68,360	142.79	4,983,444
Scott Morris	Annual Incentive	—	—	285,000	—	—	—	—	—	—	—
	Performance-Vesting Options	12/24/2020	—	—	—	61,524	153,809	153,809	—	142.79	11,212,676
	Time-Vesting Options	12/24/2020	—	—	—	—	—	—	51,270	142.79	3,737,583
	Performance-Vesting Options	4/1/2020	—	—	—	1,302	7,809	7,809	—	63.87	79,161
	Time-Vesting Options	4/1/2020	—	—	—	—	—	—	7,809	63.87	237,484
Heather Pomerantz	Annual Incentive	—	—	193,972	—	—	—	—	—	—	—
	Performance-Vesting Options	12/24/2020	—	—	—	41,016	102,539	102,539	—	142.79	7,475,093
	Time-Vesting Options	12/24/2020	—	—	—	—	—	—	34,180	142.79	2,491,722
	Performance-Vesting Options	4/1/2020	—	—	—	822	4,932	4,932	—	63.87	149,990
	Time-Vesting Options	4/1/2020	—	—	—	—	—	—	4,932	63.87	49,997
	Time-Vesting Options	1/12/2020	—	—	—	—	—	—	15,000	60.70	421,644
Stephen L. Weise	Annual Incentive	—	—	114,000	—	—	—	—	—	—	—
	Performance-Vesting Options	12/24/2020	—	—	—	41,016	102,539	102,539	—	142.79	7,475,093
	Time-Vesting Options	12/24/2020	—	—	—	—	—	—	34,180	142.79	2,491,722
	Performance-Vesting Options	4/1/2020	—	—	—	411	2,466	2,466	—	63.87	24,998
	Time-Vesting Options	4/1/2020	—	—	—	—	—	—	2,466	63.87	74,995
Cathal Walsh	Annual Incentive	—	—	99,750	—	—	—	—	—	—	—
	Performance-Vesting Options	10/1/2020	—	—	—	20,000	20,000	20,000	—	111.65	1,110,794
	Time-Vesting Options	10/1/2020	—	—	—	—	—	—	35,000	111.65	1,943,890
	Time-Vesting Options	4/1/2020	—	—	—	—	—	—	4,932	63.87	149,990
Richard Kassar	Annual Incentive		—	80,000 (1)					—	—	—
	Performance-Vesting Options	4/1/2020	—	—	—	685	4,110	4,110	—	63.84	41,664
	Time-Vesting Options	4/1/2020	—	—	—	—	—	—	4,110	63.87	124,992

(1)
Mr. Kassar’s base target annual incentive was revised from $120,000, in relation to his new advisory role as Vice Chairman. Please see “Richard Kassar Transition of Employment” in the CD&A above for further information.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2020. Vesting of awards reflected in the table is generally subject to continuous service with the Company, with accelerated vesting in certain circumstances, as reflected in the footnotes to the table.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
William B. Cyr	9/6/2016	1,000,000	—		—		10.23	9/6/2026
	12/24/2020	—	68,360	(1)	205,079	(2)	142.79	12/24/2030
Scott Morris	9/27/2016	133,000	—		—		9.05	9/27/2026
	4/3/2017	82,790	—		—		11.00	4/3/2027
	4/1/2020	2,603	7,809	(3)	5,206	(4)	63.87	4/1/2030
	12/24/2020	—	51,270	(1)	153,809	(2)	142.79	12/24/2030
Heather Pomerantz	1/12/2020	—	15,000	(3)	—		60.70	1/12/2030
	4/1/2020	1,644	4,932	(3)	3,288	(4)	63.87	4/1/2030
	12/24/2020	—	34,180	(1)	102,539	(2)	142.79	12/24/2030
Stephen L. Weise	5/10/2016	26,945	—		—		9.05	5/10/2026
	9/27/2016	53,200	—		—		8.90	9/27/2026
	4/3/2017	23,173	—		—		11.00	4/3/2027
	3/30/2018	13,409	2,683	(5)	—		16.45	3/30/2028
	4/1/2019	3,531	2,357	(6)	1,178	(4)	42.29	4/1/2029
	4/1/2020	822	2,466	(3)	1,644	(4)	63.87	4/1/2030
	12/24/2020	—	34,180	(1)	102,539	(2)	142.79	12/24/2030
Cathal Walsh	5/10/2016	20,463	—		—		9.05	5/10/2026
	4/3/2017	23,173	—		—		11.00	4/3/2027
	3/30/2018	10,726	5,366	(5)	—		16.45	3/30/2028
	4/1/2019	2,273	4,547	(6)	—		42.29	4/1/2029
	4/1/2020	—	4,932	(3)	—		63.87	4/1/2030
	10/1/2020	—	35,000	(7)			111.65	10/1/2030
	10/1/2020	—	—		20,000	(8)	—	10/1/2030
Richard Kassar	9/27/2016	79,800	—		—		8.90	9/27/2026
	4/3/2017	18,940	—		—		11.00	4/3/2027
	3/30/2018	9,723	—		4,471	(4)	16.45	3/30/2028
	4/1/2019	5,722	3,817	(6)	1,908	(4)	42.29	4/1/2029
	4/1/2020	1,370	4,110	(3)	2,740	(4)	63.87	4/1/2030

(1)
Scheduled to vest annually in approximately equal installments on the first four anniversaries of the grant date, subject to continued employment, with accelerated pro rata vesting upon a termination of employment by the Company without cause or upon a resignation by the executive for good reason (as defined in the grant agreement) within two years after a change in control of the Company.

(2)
Eligible to vest on a sliding scale based upon the achievement of performance goals upon the conclusion of a four-year performance period, subject to continued employment, with (a) the opportunity to vest in a pro rata portion upon an involuntary termination other than for cause, based on actual Company performance through the end of the performance period, and (b) the opportunity to vest in part or in full upon a termination of employment by the Company without cause or upon a resignation by the executive for good reason (as defined in the grant agreement) within a two years after a change in control of the Company, based on actual Company performance through the change in control. For competitive reasons, these performance goals shall not be disclosed until the end of the performance period.

(3)
Scheduled to vest annually in approximately equal installments on the first three anniversaries of the grant date, subject to continued employment, with accelerated vesting upon an involuntary termination within two years after a change in control of the Company.

(4)	Eligible to vest on a sliding scale in equal annual installments based upon the achievement of EBITDA performance goals that the Compensation Committee considers moderate to difficult to achieve.

(5)
Scheduled to vest annually in approximately equal installments through 2021, subject to continued employment, with accelerated vesting upon an involuntary termination within two years after a change in control of the Company.

(6)
Scheduled to vest annually in approximately equal installments through 2022, subject to continued employment, with accelerated vesting upon an involuntary termination within two years after a change in control of the Company.

(7)
Scheduled to vest on the third anniversary of the grant date, with accelerated vesting if, in connection with a change of Control of the Company, the options are not assumed, repurchased by the Company, or terminated.

(8)
Eligible to vest based upon the achievement of a net sales goal for 2023 that the Compensation Committee considers moderate to difficult to achieve, with the opportunity to vest in full upon a change in control of the Company, based on actual Company performance through the change in control.

Options Exercises and Stock Vested

The following table sets forth certain information regarding the exercise of stock options by our NEOs in 2020. Our NEOs did not have any stock awards that vested in 2020.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
William B. Cyr	—	—
Scott Morris	24,163	2,091,135
Heather Pomerantz	—	—
Stephen L. Weise	10,000	810,677
Cathal Walsh	48,523	3,176,672
Richard Kassar	10,000	619,906

(1)	Amounts reflect the aggregate difference between the market price of our common stock at the exercise date and the exercise price of the stock options.

Pension Benefits

Currently, the Company does not, and does not intend to, sponsor or adopt any pension plans (other than our 401(k) plan).

Nonqualified Deferred Compensation

Currently, the Company does not, and does not intend to, sponsor or adopt a nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

The following table sets forth information regarding the severance payments and the change in control payments that could have been made to our NEOs had they experienced a termination of employment or a change in control as of December 31, 2020. The fair market value of a share of our common stock on December 31, 2020 was $141.99. The table only includes information for employment termination and change in control events that trigger vesting or severance-related payments, and assumes that each NEO will take all action necessary to receive the maximum available benefit, such as execution of a release of claims. Any amounts payable to the NEOs in the event of a change in control of the Company may be subject to reduction under Code Sections 280G and 4999. The amounts below are estimates of the incremental amounts that could be received upon a change in control or termination of employment; the actual amount could be determined only at the time of any actual change in control or termination of employment.

Name	Cash and COBRA ($)(1)(2)	Equity ($)(3)	Total ($)
William B. Cyr
Termination due to permanent disability	48,510	—	48,510
Involuntary termination (4)	2,565,000	—	2,565,000
Change in control	—	—	—
Involuntary termination after change in control	2,565,000 (5)	—	2,565,000
Scott Morris
Termination due to permanent disability	507,340	—	507,340
Involuntary termination (4)	792,340	—	792,340
Change in control	—	—	—
Involuntary termination after change in control	792,340 (5)	610,039	1,402,379
Heather Pomerantz
Termination due to permanent disability	—	—	—
Involuntary termination (4)	—	—	—
Change in control	—	—	—
Involuntary termination after change in control	—	406,450	406,450
Stephen L. Weise
Termination due to permanent disability	308,144	—	308,144
Involuntary termination (4)	422,144	—	422,144
Change in control	—	—	—
Involuntary termination after change in control	422,144 (5)	764,461	1,186,605
Cathal Walsh
Termination due to permanent disability	317,340(6)	—	317,340
Involuntary termination (4)	417,090(6)	—	417,090
Change in control	—	1,668,700 (7)	1,668,700
Involuntary termination after change in control	417,090 (5)	2,574,171 (7)	2,991,261
Richard Kassar
Termination due to permanent disability	183,144	—	183,144
Involuntary termination (4)	263,144	—	263,144
Change in control	—	—	—
Involuntary termination after change in control	263,144 (5)	701,628	964,772

(1)
If an NEO’s employment (other than with respect to Ms. Pomerantz) is terminated by us without “cause”, due to the NEO’s “permanent disability”, or due to the NEO’s resignation with “good reason” (each as defined in each NEO’s respective employment agreement), the NEO will be entitled to the cash severance benefits set forth in the NEO’s employment agreement described in the CD&A above under “Employment Agreements with NEOs.”

(2)	Assumes that (i) a qualifying termination occurs on December 31, 2020 and (ii) any bonus is earned at 100% of target.

(3)	See “Outstanding Equity Awards at Fiscal Year-End” above for an overview of the termination and change in control vesting terms of unvested options and stock awards as of December 31, 2020.

(4)	An “involuntary termination” means a termination by the Company without cause or by the NEO for good reason.

(5)	Amounts are the same as would be payable upon an involuntary termination not in connection with a change in control.

(6)	Does not include $62,727 in expat adjustment.

(7)	Assumes options are not assumed, repurchased by the Company, or terminated.

CEO PAY RATIO

To determine the ratio of our CEO’s annual total compensation to the median annual total compensation of all our employees excluding the CEO, we identified, as of December 31, 2020, the median employee using annual base salary. Due to the increase in the number of employees, we believe this measure reasonably reflects the typical annual compensation of our employee population and we consistently applied this measure for all employees. We estimate that the median employee’s 2020 total compensation (as determined in the same manner as “Total” compensation in the Summary Compensation Table) was $61,582. Mr. Cyr’s 2020 total compensation was $15,858,452, which was approximately 258:1 times that of the median of the annual total compensation of all our employees.

The annual total compensation of our CEO includes a multi-year grant, which will be realized over four years. Excluding portions of the multi-year grant that will be realized in subsequent years, Mr. Cyr's realized compensation for 2020 is $2,318,449, approximately 38:1 times that of the median of the annual total compensation of all of our employees.

DIRECTOR COMPENSATION

The full Board approved director compensation for 2020, based on the recommendation of the Compensation Committee with assistance from KF, and in accordance with the Company’s non-employee director compensation program. For 2020, each non-employee member of the Board who served for the entire year received an annual cash retainer of $50,000 (or $80,000 for the Chair of the Board), paid quarterly. In 2020, each Board member was also granted an award of time-vesting RSUs under our 2014 Plan, which vest on the first anniversary of the grant date, subject to continued service, with an upfront grant date value of $70,000 (or $90,000 for the Chair of the Board). In addition, certain directors who served as Chairs of Board committees received additional cash payments for 2020 as follows: $15,000 for the Chair of the Company’s Audit Committee and $7,500 each for the Chairs of the Compensation Committee and the Nominating and Corporate Governance Committee.

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

The following table shows compensation paid to each of our non-employee directors who served during 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Charles A. Norris (2)	80,000	90,000	170,000
J. David Basto	50,000	70,000	120,000
Olu Beck	50,000	70,000	120,000
Daryl G. Brewster (3)	57,500	70,000	127,500
Lawrence S. Coben (4)	55,625	70,000	125,625
Walter N. George III (5)	51,875	70,000	121,875
Jacki S. Kelley	50,000	70,000	120,000
Robert C. King (6)	37,500	70,000	107,500
Leta D. Priest	50,000	70,000	120,000
Craig D. Steeneck (7)	65,000	70,000	135,000
William B. Cyr (8)	—	—	—

(1)
Represents the aggregate grant date fair value of RSUs granted under our 2014 Plan without regard to forfeitures, computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the director. The stock awards reflected in the table comprise all outstanding equity awards held by our non-employee directors at the end of 2020.

(2)	Charles A. Norris serves as Chair of the Board.

(3)	Daryl G. Brewster serves as Chair of the Compensation Committee.

(4)	Lawrence S. Coben served as Chair of the Nominating and Corporate Governance Committee for a portion of 2020.

(5)	Walter N. George III succeeded Mr. Coben as Chair of the Nominating and Corporate Governance Committee.

(6)	Robert C. King resigned from the Board in September 2020.

(7)	Craig D. Steeneck serves as the Chair of the Audit Committee.

(8)	William B. Cyr is an NEO and does not receive separate compensation for serving on the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 19, 2021, by:

●	each person known by us to beneficially own 5% or more of our outstanding common stock;
●	each of our directors and named executive officers; and
●	all of our directors and executive officers as a group.

The numbers listed below are based on 43,258,748 shares of our common stock outstanding as of April 19, 2021. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
Blackrock, Inc. (2)	4,075,905	9.4%
The Vanguard Group, Inc. (3)	3,673,108	8.5%
Named Executive Officers and Directors:
William B. Cyr (4)	1,075,532	2.5%
Charles A. Norris (5)	588,741	1.4%
J. David Basto	28,612	*
Olu Beck	2,948	*
Daryl G. Brewster	51,226	*
Lawrence S. Coben	48,203	*
Walter N. George III	41,641	*
Jacki S. Kelley	5,031	*
Craig D. Steeneck	25,849	*
Leta D. Priest	6,105	*
Scott Morris	241,717	*
Heather Pomerantz	7,644	*
Cathal Walsh	56,635	*
Richard Kassar (6)	201,188	*
Stephen L. Weise	67,879	*
Executive Officers and Directors as a Group (17 persons) (7)	2,559,643	5.9%

*	Less than 1%
(1)
A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:
●         voting power, which includes the power to vote, or to direct the voting of, such security; and/or
●         investment power, which includes the power to dispose, or to direct the disposition of, such security.

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his or her spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 19, 2021 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person.

(2)
Represents shares of common stock beneficially owned as of December 31, 2020, based on a Schedule 13G filed on January 8, 2021, by Blackrock, Inc. In such filing, Blackrock, Inc. lists its address as 55 East 52nd Street, New York, NY 10055.

(3)
Represents shares of common stock beneficially owned as of December 31, 2020, based on a Schedule 13G filed on February 10, 2021, by The Vanguard Group, Inc. In such filing The Vanguard Group, Inc., lists its address as 100 Vanguard Blvd., Malvern, PA 19355.

(4)
Includes 75,532 shares of common stock and 742,500 options to purchase common stock held by Mr. Cyr directly, 55,000 options to purchase shares of common stock held by his spouse, 107,500 options to purchase shares of common stock held by Irrevocable Spousal Trust for Linda W. Cyr, and 95,000 options to purchase shares of common stock held by Linda W. Cyr 2020 Irrevocable Trust for Descendant.

(5)
Includes 25,173 shares of common stock held by Mr. Norris directly, 503,568 shares of common stock held by Norris Trust Ltd 6/18/02, 30,000 shares of common stock held by the Charles Norris 2020 Annuity Trust and 30,000 shares held by the Margaret Norris 2020 Annuity Trust.

(6)	Includes 151,188 shares of common stock held directly by Mr. Kassar and 50,000 shares of common stock held by Richard Kassar 2020 GRAT.
(7)	Excludes Mr. Kassar, as he is no longer an executive officer of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The Company administers three current equity compensation plans: our 2014 Plan, a 2016 inducement stock option grant to Mr. Cyr and a 2020 inducement stock option grant to Ms. Pomerantz. The Company also administers two legacy equity compensation plans: our 2010 Stock Option Plan (or 2010 plan) and our 2006 Stock Incentive Plan (or 2006 Plan). The following table provides information as of December 31, 2020 regarding shares of our common stock that may be issued under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	2,631,697 (2)	78.15	908,433
Equity Compensation Plans Not Approved by Security Holders	1,015,000 (3)	10.98	—
Total	3,646,697	$59.45	908,433

(1)	RSUs reflected in column (a) are not reflected in these weighted-average exercise prices.

(2)
Includes 2,404,926 options outstanding under our 2014 Plan with a weighted average exercise price of $78.92; 193,185 RSUs outstanding under our 2014 Plan; and 26,130 options outstanding under our 2010 Plan with a weighted average exercise price of $7.10.

(3)	Reflects a September 2016 inducement grant to our CEO, Mr. Cyr, and a January 2020 inducement grant to our CFO, Ms. Pomerantz, which grants are described below.

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

Inducement Grant to Mr. Cyr

In September 2016, we granted our CEO, Mr. Cyr, an inducement grant of stock options in accordance with the Nasdaq Marketplace Rules. Mr. Cyr’s inducement grant consisted of 500,000 performance-vesting options and 500,000 time-vesting options. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” above for an overview of the vesting terms of these options.

Inducement Grant to Ms. Pomerantz

In January 2020, we granted our CFO, Ms. Pomerantz, an inducement grant of stock options in accordance with the Nasdaq Marketplace Rules. Ms. Pomerantz’s inducement grant consisted of 15,000 time-vesting options. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” above for an overview of the vesting terms of these options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Procedures for Approval of Related Party Transactions

There are no related person transactions that require reporting under SEC rules. Our Board of Directors has adopted a written related party transaction policy, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy is administrated by our Audit Committee. These policies provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure” and “Item 10. Directors, Executive Officers and Corporate Governance—Board Committees.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees (1)	$858,500	$737,000
Audit-Related Fees (2)	170,000	96,500
Tax Fees	—	—
All Other Fees (3)	1,897	1,780
Total	$1,030,397	$835,280

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

All services provided by KPMG, LLP for 2020 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)
Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2020 10-K filed on February 22, 2021.

(2)	Financial Statement Schedules—None.

(3)	Exhibits—The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 25, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)

4.1†	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 22, 2021)

10.1
Fifth Amended and Restated Loan and Security Agreement Amendment, dated April 17, 2020, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020)

10.2
Sixth Amended and Restated Loan and Security Agreement Amendment, dated February 19, 2021, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021)

10.3	Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

10.4†	Amendment to Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 22, 2021)

10.5	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)

10.6	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)

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

10.12†	Summary of Non-Employee Director Compensation Arrangements (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 22, 2021)

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

10.15†
Offer Letter Agreement, dated as of December 16, 2019, by and between Freshpet, Inc. and Heather Pomerantz (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 22, 2021)

10.16
Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise (incorporated by reference to Exhibit 10.18 to the Company’s 10-K, Amendment No.1, filed on April 30, 2019)

10.17	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.18
Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and William B. Cyr, dated September 6, 2016 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

10.19
Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and Heather Pomerantz, dated January 12, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

10.20
Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

21.1†	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 22, 2021)

23.1†	Consent of KPMG LLP (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 22, 2021)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020

31.4*
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Schema Documents

101.CAL†	Inline XBRL Calculation Linkbase Document

101.LAB†	Inline XBRL Labels Linkbase Document

101.PRE†	Inline XBRL Presentation Linkbase Document

101.DEF†	Inline XBRL Definition Linkbase Document

104	Inline XBRL Formatted Cover Page

*	Filed herewith.
†	Filed as an exhibit to the 2020 10-K, filed on February 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2021.

FRESHPET, INC.

By:	/s/ Heather Pomerantz
Name:	Heather Pomerantz
Title:	Chief Financial Officer