Form 10-Q
period 2021-03-31
Freshpet, Inc.
filed 2021-05-04
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 43,268,159 shares of common stock, $0.001 par value per share, outstanding.

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
•

our ability to timely complete the construction at our Freshpet Kitchens South and Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis together, our “Freshpet Kitchens") and achieve the anticipated benefits therefrom;

•	the effect of the novel coronavirus (“COVID-19”) on our business, employees, suppliers, customers and end consumers;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to match our manufacturing capacity with demand;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	our ability to manage our supply chain effectively;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	volatility in the price of our common stock; and
•

other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$340,967	$67,247
Accounts receivable, net of allowance for doubtful accounts	28,818	18,438
Inventories, net	21,825	19,119
Prepaid expenses	2,496	3,378
Other current assets	1,936	914
Total Current Assets	396,042	109,096
Property, plant and equipment, net	331,371	281,073
Deposits on equipment	3,617	3,710
Operating lease right of use assets	7,557	7,866
Equity method investment	27,658	27,894
Other assets	7,727	4,749
Total Assets	$773,972	$434,388
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,955	$16,452
Accrued expenses	13,570	15,371
Current operating lease liabilities	1,298	1,298
Total Current Liabilities	$45,823	$33,121
Long term operating lease liabilities	6,753	7,098
Total Liabilities	$52,576	$40,219
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 43,242 issued and 43,228 outstanding on March 31, 2021, and 40,732 issued and 40,718 outstanding on December 31, 2020	43	41
Additional paid-in capital	938,242	600,388
Accumulated deficit	(216,812)	(205,924)
Accumulated other comprehensive income (loss)	179	(80)
Treasury stock, at cost — 14 shares on March 31, 2021 and on December 31, 2020	(256)	(256)
Total Stockholders' Equity	721,396	394,169
Total Liabilities and Stockholders' Equity	$773,972	$434,388

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
NET SALES	$93,414	$70,098
COST OF GOODS SOLD	57,099	38,308
GROSS PROFIT	36,315	31,790
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	46,033	34,676
LOSS FROM OPERATIONS	(9,718)	(2,886)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	(5)	22
Interest Expense	(901)	(704)
	(906)	(682)
LOSS BEFORE INCOME TAXES	(10,624)	(3,569)
INCOME TAX EXPENSE	16	22
LOSS ON EQUITY METHOD INVESTMENT	(248)	-
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,888)	$(3,590)
OTHER COMPREHENSIVE INCOME:
Change in foreign currency translation	$259	$59
TOTAL OTHER COMPREHENSIVE INCOME	259	59
TOTAL COMPREHENSIVE (LOSS)	$(10,629)	$(3,531)
NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.26)	$(0.10)
-DILUTED	$(0.26)	$(0.10)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	41,627	37,444
-DILUTED	41,627	37,444

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2020	40,732	$41	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	72	—	714	—	—	—	—	714
Vesting of restricted stock units	23	—	(1,529)	—	—	—	—	(1,529)
Share-based compensation expense	—	—	6,151	—	—	—	—	6,151
Shares issued in primary offering	2,415	2	332,518	—	—	—	—	332,520
Foreign Currency Translation	—	—	—	—	259	—	—	259
Net loss	—	—	—	(10,888)	—	—	—	(10,888)
BALANCES, March 31, 2021	43,242	$43	$938,242	$(216,812)	$179	14	$(256)	$721,396

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2019	36,162	$36	$334,299	$(202,735)	$(79)	14	$(256)	$131,265
Exercise of options to purchase common stock	44	—	403	—	—	—	—	403
Vesting of restricted stock units	65	—	(645)	—	—	—	—	(645)
Share-based compensation expense	—	—	2,242	—	—	—	—	2,242
Shares issued in primary offering	4,000	4	252,058	—	—	—	—	252,062
Foreign Currency Translation	—	—	—	—	59	—	—	59
Net loss	—	—	—	(3,590)	—	—	—	(3,590)
BALANCES, March 31, 2020	40,271	$40	$588,357	$(206,325)	$(20)	14	$(256)	$381,796

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(10,888)	$(3,590)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for loss/(gains) on accounts receivable	(3)	91
Loss on disposal of equipment	60	2
Share-based compensation	6,080	2,178
Inventory obsolescence	129	118
Depreciation and amortization	7,089	4,453
Amortization of deferred financing costs and loan discount	617	625
Investments in equity method investment	236	—
Changes in operating assets and liabilities:
Accounts receivable	(10,378)	(1,805)
Inventories	(2,835)	(3,581)
Prepaid expenses and other current assets	(140)	10
Operating lease right of use	309	308
Other assets	137	12
Accounts payable	6,248	656
Accrued expenses	(1,801)	(1,692)
Other lease liabilities	(345)	(284)
Net cash flows used in operating activities	(5,485)	(2,501)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(20,000)
Acquisitions of property, plant and equipment, software and deposits on equipment	(49,334)	(34,238)
Net cash flows used in investing activities	(49,334)	(54,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	332,520	252,062
Proceeds from exercise of options to purchase common stock	714	403
Tax withholdings related to net shares settlements of restricted stock units	(1,529)	(645)
Proceeds from borrowings under Credit Facilities	—	20,933
Repayment of borrowings under Credit Facilities	—	(76,000)
Fees paid in connection with financing agreements	(3,166)	—
Net cash flows provided by financing activities	328,539	196,753
NET CHANGE IN CASH AND CASH EQUIVALENTS	273,720	140,014
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,247	9,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$340,967	$149,486
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$208	$767
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$ 19,536	$ 8,672

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, “we,” "us" or “our”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States and other international markets, into major retail classes including Grocery (including online), Mass and Club, Pet Specialty, and Natural retail.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations and changes to stockholders’ equity for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period. Certain amounts that appear in this report may not add up because of differences due to rounding.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

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

As of March 31, 2021, the Company only maintained Level 1 assets and liabilities.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 10 shares totaling $1,529 for the three months ended March 31, 2021, and withheld 10 shares totaling $644 for the three months ended March 31, 2020.

Debt Issuance Cost – During the first quarter of 2021, as part of the Sixth Amended and Restated Loan and Security Agreement (as amended, the "New Loan Agreement"), the Company incurred an additional $3,166 of fees associated with the debt modification, of which $2,713 of the fees were related to the Delayed Draw Term Loan with the remaining balance relating to the Revolving Loan Facility. The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets. As of March 31, 2021, there was $2,996 of debt issuance cost that was recorded to other assets and $773 was recorded to other current assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended
	March 31,
	2021	2020
Grocery (including Online), Mass and Club	$79,071	$60,819
Pet Specialty and Natural	14,342	9,279
Net Sales	$93,414	$70,098

Recently Adopted Accounting Standards

In January 2020, the FASB issued Accounting Standards Update ("ASU") 2020-01, Investments - Equity Services (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. We adopted the requirements of ASU 2020-01 prospectively as of January 1, 2021. The adoption of ASU 2020-01 did not have a significant impact on our consolidated financial statements.

Note 2 – Inventories:

	March 31,	December 31,
	2021	2020
Raw Materials and Work in Process	$9,163	$9,347
Packaging Components Material	2,442	1,872
Finished Goods	10,744	8,365
	22,349	19,584
Reserve for Obsolete Inventory	(524)	(465)
Inventories, net	$21,825	$19,119

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 3 – Property, Plant and Equipment:

	March 31,	December 31,
	2021	2020
Refrigeration Equipment	$111,536	$107,703
Machinery and Equipment	115,613	106,176
Building, Land, and Improvements	103,850	101,786
Furniture and Office Equipment	5,883	5,687
Leasehold Improvements	1,314	1,301
Automotive Equipment	65	160
Construction in Progress	85,671	44,497
	423,931	367,310
Less: Accumulated Depreciation	(92,560)	(86,237)
Property, plant and equipment, net	$331,371	$281,073

Depreciation expense related to property, plant and equipment totaled $6,585 for the three months ended March 31, 2021, of which $3,800 was recorded to cost of goods sold for the three months ended March 31, 2021, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $4,373 for the three months ended March 31, 2020, of which $1,744 was recorded to cost of goods sold for the three months ended March 31, 2020, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 4 – Accrued Expenses:

	March 31,	December 31,
	2021	2020
Accrued Compensation and Employee Related Costs	5,321	8,185
Accrued Chiller Cost	2,151	2,049
Accrued Customer Consideration	626	502
Accrued Freight	1,596	1,002
Accrued Production Expenses	823	705
Accrued Marketing	432	684
Accrued Corporate Expenses	1,581	1,629
Other Accrued Expenses	1,040	615
Accrued expenses	$13,570	$15,371

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 5 – Debt:

On February 19, 2021, the Company entered into the New Loan Agreement, which amended and restated in full the Company’s Fifth Amended and Restated Loan and Security Agreement, dated as of April 17, 2020. The New Loan Agreement provides for a $350,000 senior secured credit facility (the "New Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility"), which replaces the Company's prior $130,000 delayed draw term loan facility and $35,000 revolving loan facility.

The New Credit Facility matures on February 19, 2026 and borrowings thereunder bear interest at variable rates depending on the Company's election, either at a base rate or at LIBOR (or a comparable successor rate if LIBOR no longer exists), in each case, plus an applicable margin. Subject to the Company's leverage ratio, the applicable margin varies between 0.75% and 2.25% for base rate loans and 1.75% and 3.25% for LIBOR loans. The Company has the option to borrow term loans under the Delayed Draw Facility ("Delayed Draw Term Loans") until August 19, 2023, subject to certain conditions. Commencing on August 19, 2022, the amount of any outstanding Delayed Draw Term Loans shall be repayable in equal consecutive quarterly installments equal to 1/28th of the total single term loan ("the Initial Combined Delayed Draw Term Loan"). Commencing on August 19, 2023, the amount of any outstanding Delayed Draw Term Loans, combined with the Initial Combined Delayed Draw Term Loan, shall be repayable in equal consecutive quarterly installments equal to 1/28th of the outstanding Delayed Draw Term Loans and the remainder shall be due and payable on February 19, 2026.

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

As of  March 31, 2021, the Company had no debt outstanding under the Credit Facility.

In connection with entering into the New Credit Facility, the Company incurred $3,166 of debt issuance cost, which is capitalized on the balance sheet and amortized over the life of the New Credit Facility, and wrote off $485 of fees incurred from the prior credit facilities.

As of March 31, 2021, there was $3,769 of debt issuance cost from the New Credit Facility as well as fees incurred from the prior credit facilities.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 6 – Leases:

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	5.20
Weighted-average discount rate	6.14%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of March 31, 2021 were as follows:

Operating Lease Obligations	March 31, 2021
2021 (a)	$1,326
2022	1,768
2023	1,802
2024	1,511
2025 and beyond	2,786
Total lease payments	$9,193
Less: Imputed interest	(1,108)
Present value of lease liabilities	$8,084

(a)	Excluding the three months ended March 31, 2021.

A summary of rent expense for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$447	$452

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$434	$284

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended  March 31, 2021 and 2020 is $6,151 and $2,242, respectively. During the three months ended March 31, 2021, 34 and 37 service period stock options and performance stock options, respectively, were exercised. During the three months ended March 31, 2021, 30 service period restricted stock units were granted at a weighted average grant-date fair market value of $155.06. During the three months ended March 31, 2021, 33 service period restricted stock units vested.

Note 8 – Earnings Per Share Attributable to Common Stockholders:

Basic net (loss) per share of common stock is calculated by dividing net (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) per share of common stock is computed by giving effect to all potentially dilutive securities.

For the three months ended March 31, 2021 and 2020, there were no adjustments between net loss and net loss attributable to common stockholders.

The potentially dilutive securities are as follows:

	Three Months Ended
	March 31,
	2021	2020
Service Period Stock Options	1,318	1,356
Restricted Stock Units	199	242
Performance Stock Options	961	34
Total	2,478	1,632

For the three months ended March 31, 2021 and 2020, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such period.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 9 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report").

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Forward-Looking Statements" in this report and in the section entitled "Risk Factors" in our Annual Report.

For information regarding our consolidated operating results, financial condition, liquidity and cash flows for the three months ended March 31, 2020 as compared to the same period in 2019, refer to "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 5, 2020, which information is incorporated herein by reference.

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

Recent Developments

Continued Observations on the Effects of COVID-19

Due to COVID-19, our retail customers experienced a surge in consumption in the second half of Q1 2020 as consumers stocked up on food and necessities. The unexpected surge in consumption caused a spike in Freshpet orders, which at times were greater than our production capacity.

At the end of Q1 2020, we announced our post-surge pivot. That strategic pivot was built on a foundation that said, if we could keep our employees safe, then we could rebuild our supply and that would enable us to replenish our product supply in retail stores, which would allow us to turn on our advertising to drive consumption and household penetration gains. As a result, we invested in each of those areas, including safety enhancements to protect our team, incremental capacity at Kitchens South, incremental retail coverage, new e-commerce purchase and delivery options and additional media advertising.

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

Despite the COVID-19 related disruptions, our ability to bring the power of fresh to pet parents has continued, in part due to our post-surge pivot. Consumers' increased interest in their pets, the strong appeal of the Freshpet idea and products, our ability to continuously run our manufacturing facilities and successfully add capacity, the increased impact of our advertising, and our customers' realization of the value that Freshpet brings to their pet food category offerings and stores has resulted in some of our strongest growth. As noted above, the unexpected surge in consumption towards the second half of Q1 2020, as well as the subsequent strong growth, has caused us to draw down on trade inventory and have higher out of stocks than usual. With the additional capacity brought on during Q2 and Q3 of 2020, as well as Kitchens 2.0 startup in Q4 2020 and Q1 2021, we believe we will be able to rebuild our trade inventory and decrease our out of stocks within the next few months.

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

Supporting Freshpet’s Growth –

At the Company's February 2020 Investor Day, Freshpet presented its "Feed the Growth - 5 by 2025" strategic plan. The plan looked to add 5 million more households by 2025, for a total 8 million households. During 2020, the Company continued to see increased sales growth and household penetration despite capacity limits and less than planned advertising spend. As a result, the Company raised its 2025 household penetration target from 8 million to 11 million households. To support the strategic plan Freshpet is committed to invest in production capacity as well as upgrades to our systems and processes. The Company is continuously evaluating its ability to feed as many pets as possible and minimize its impact on the environment, and will continue to make investments that provides the necessary returns on its investments to deliver on Pets, People, Planet.

Manufacturing Site	Manufacturing Capability	Investments to be Made
Freshpet Kitchens Bethlehem

Kitchens 1.0
Kitchens 1.0 is an approximately 100,000 square-foot manufacturing facility in Bethlehem, PA. It has 4 manufacturing lines, each of which has the ability to produce our Freshpet Recipes 7 days a week/24 hours a day.

Kitchens 2.0
Kitchens 2.0 is an approximately 140,000 square-foot addition to our Bethlehem, PA campus. It will have two manufacturing lines. Freshpet Kitchens 2.0 will make greater use of automation to improve quality, safety and reduce costs. In addition, Kitchens 2.0 delivers on our commitment to continue to minimize our manufacturing impact. Production of saleable product began in October 2020. Freshpet Kitchens 2.0 is expected to produce at full capacity by the middle of 2021.

Kitchens 2.0 will cost $115.0 million when fully completed. To date, we have invested approximately $106.2 million, with the remaining spend to be incurred in the second quarter of 2021.
Freshpet Kitchens South

During 2020, the Company officially opened a manufacturing facility called "Freshpet Kitchens South," which cooked its first meal in February 2020.

In order to ensure we are able to deliver on projected growth, the Company is also looking to add additional manufacturing lines. The capacity build out is expected to occur in two phases.

By the end of 2021, we expect the first phase of Freshpet Kitchens South to be completed. By the start of 2023, we expect the second phase to be completed, which will include a second building that will house additional manufacturing lines.

To date, we have invested approximately $15.8 million in Freshpet Kitchens South. From the second quarter of 2021 to 2023, we expect to make an additional investment of approximately $180.0 million to complete phase 1 and phase 2.

Freshpet Kitchens Ennis

During the end of 2019, the Company started its initial design and engineering phase of Freshpet Kitchens Ennis, which sits on 74 acres in Ennis, Texas. We expect initial production to begin by the first half of 2022.

Projected spend on the project is $530.0 million to $600.0 million. We have invested approximately $71.4 million in the project to date.

Additionally, the Company is upgrading its enterprise resource planning (“ERP”) system. The project commenced in Q1 2020 and is expected to run through Q4 of 2021.

In order to fund the strategic capital investments as well as provide the Company with capital flexibility, in February 2021, the Company completed a public offering of its common stock, which provided net proceeds of $332.5 million.

In addition, on February 19, 2021, the Company entered into a Sixth Amended and Restated Loan and Security Agreement with City National Bank, as the arranger and administrative agent, and the other lenders party thereto (the “New Loan Agreement”). The New Loan Agreement provides for a $350.0 million senior secured credit facility (the “New Credit Facility”), encompassing a $300.0 million delayed draw term loan facility (the “New Delayed Draw Facility”) and a $50.0 million revolving loan facility (the “New Revolving Loan Facility”), which replaced the Company’s prior $130.0 million delayed draw term loan facility and $35.0 million revolving loan facility.

The Company intends to use the net proceeds from the equity offering, borrowings from the New Credit Facility and cash from operations to continue to fund the Freshpet Kitchens expansion projects.

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 23,000 retail stores as of March 31, 2021. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $239.8 million as of December 31, 2020, of which approximately $175.0 million, generated in 2017 and prior, will expire between 2025 and 2037. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code (the “Code”). The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. At December 31, 2020, we had approximately $189.8 million of state NOLs, which expire between 2021 and 2039. At December 31, 2020, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$93,414	100%	$70,098	100%
Cost of goods sold	57,099	61	38,308	55
Gross profit	36,315	39	31,790	45
Selling, general and administrative expenses	46,033	49	34,676	49
Loss from operations	(9,718)	(10)	(2,886)	(4)
Other income/(expenses), net	(5)	(0)	22	0
Interest expense	(901)	(1)	(704)	(1)
Loss before income taxes	(10,624)	(11)	(3,568)	(5)
Income tax expense	16	0	22	0
Loss on equity method investment	(248)	(0)	-	-
Net (loss)	$(10,888)	(12)%	$(3,590)	(5)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2021			2020
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$79,071	85%	17,574	$60,819	87%	16,686
Pet Specialty and Natural (2)	14,342	15%	5,316	9,279	13%	5,181
Net Sales	$93,414	100%	22,890	$70,098	100%	21,867

(1)	Stores at March 31, 2021 and 2020 consisted of 12,338 and 11,614 Grocery and 5,236 and 5,072 Mass and Club, respectively.
(2)	Stores at March 31, 2021, and 2020 consisted of 4,841 and 4,722 Pet Specialty and 475 and 459 Natural, respectively.

Net sales increased $23.3 million, or 33.3%, to $93.4 million for the three months ended March 31, 2021 as compared to $70.1 million in the same period in the prior year. The $23.3 million increase in net sales was driven by an increase of $18.3 million in our Grocery (including Online), Mass, and Club refrigerated channel and $5.1 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 4.7% to 22,890 as of March 31, 2021 compared to 21,867 as of March 31, 2020.

Gross Profit

Gross profit increased $4.5 million, or 14.2%, to $36.3 million for the three months ended March 31, 2021 as compared to $31.8 million in the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 38.9% for the three months ended March 31, 2021 decreased 650 basis points compared to the same period in the prior year, due to increased depreciation and stock compensation cost of 170 basis points, plant start-up cost of 130 basis points, inflation of ingredient cost of 120 basis points primarily from inflation in beef, unabsorbed cost and write-offs mainly related to February snowstorms impacting production capability of 110 basis points, COVID-19 related cost of 70 basis points, and increased processing cost as we expand production at Kitchen South of 50 basis points.

Adjusted Gross Profit was $43.6 million and $34.7 million in the three months ended March 31, 2021 and 2020, respectively. Adjusted Gross Profit Margin was 46.7% and 49.5% in the three months ended March 31, 2021 and 2020, respectively. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.4 million, or 32.8%, to $46.0 million for the three months ended March 31, 2021 as compared to the same period in the prior year. Key components of the increase include higher variable costs of $5.2 million due to increased volume and increased freight cost, higher incremental operating costs of $1.2 million, increased selling expense of $1.1 million, increased depreciation expense of $0.6 million and increased options expense of $3.6 million, offset by decreased media expense of $0.4 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased to 49.3% for the three months ended March 31, 2021 from 49.5% for the three months ended March 31, 2020.

Adjusted SG&A was $35.9 million and $28.9 million in the three months ended March 31, 2021 and 2020, respectively. Adjusted SG&A decreased as a percentage of net sales to 38.4% in the three months ended March 31, 2021 as compared to 41.3% of net sales in the three months ended March 31, 2020. The decrease of 290 basis points in Adjusted SG&A is a result of media as a percentage of net sales decreasing by 460 basis points, offset by a 170 basis point loss in SG&A leverage. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from operations increased $6.8 million to loss from operations of $9.7 million for the three months ended March 31, 2021 as compared to the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities increased $0.2 million, or 28.0%, to $0.9 million for the three months ended March 31, 2021 as compared to the same period in the prior year as a result of the new loan agreement entered into on February 19, 2021.

Loss on Equity Method Investment

Loss on equity method investment of $0.2 million for our investment made during September 2020.

Net Loss

Net loss increased $7.3 million, or 203.3%, to loss of $10.9 million for the three months ended March 31, 2021 as compared to loss of $3.6 million for the same period in the prior year as a result of the factors discussed above.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, plant start-up expense, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses. EBITDA represents net income (loss) plus interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, launch expenses, plant start-up expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Net (loss)	$(10,888)	$(3,590)
Depreciation and amortization	7,089	4,453
Interest expense	901	704
Income tax expense	16	22
EBITDA	$(2,882)	$1,589
Loss on equity method investment	248	—
Loss on disposal of equipment	60	2
Non-cash share-based compensation	6,080	2,178
Launch expense (a)	731	957
Plant start-up expense (b)	1,843	467
Equity offering expenses (c)	125	58
Enterprise Resource Planning (d)	603	273
COVID-19 expense (e)	957	217
Adjusted EBITDA	$7,765	$5,741
Adjusted EBITDA as a % of Net Sales	8.3%	8.2%

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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Gross Profit	$36,315	$31,790
Depreciation expense	3,800	1,744
Plant start-up expense (a)	1,843	467
Non-cash share-based compensation	710	449
COVID-19 expense (b)	953	217
Adjusted Gross Profit	$43,620	$34,667
Adjusted Gross Profit as a % of Net Sales	46.7%	49.5%

(a)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
SG&A expenses	$46,033	$34,676
Depreciation and amortization expense	3,289	2,709
Non-cash share-based compensation	5,370	1,729
Launch expense (a)	731	957
Loss on disposal of equipment	60	2
Equity offering expenses (b)	125	58
Enterprise Resource Planning (c)	603	273
COVID-19 expense (d)	4	—
Adjusted SG&A Expenses	$35,851	$28,948
Adjusted SG&A Expenses as a % of Net Sales	38.4%	41.3%

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

Liquidity and Capital Resources

Developing our business will require significant capital in the future. We expect to make future capital expenditures of approximately $700.0 million in connection with the development of Freshpet Kitchens Bethlehem, Freshpet Kitchens Ennis, and Freshpet Kitchens South. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, planned borrowing capacity and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$340,967	$67,247
Accounts receivable, net of allowance for doubtful accounts	28,818	18,438
Inventories, net	21,825	19,119
Prepaid expenses	2,496	3,378
Other current assets	1,936	914
Accounts payable	(30,955)	(16,452)
Accrued expenses	(13,570)	(15,371)
Current operating lease liabilities	(1,298)	(1,298)
Total Working Capital	$350,219	$75,975

Working capital consists of current assets net of current liabilities. Working capital increased $274.2 million to $350.2 million at March 31, 2021 compared with working capital of $75.6 million at December 31, 2020. The increase was primarily a result of an increase of $273.7 million in cash and cash equivalents, driven mainly by the equity offering of our common stock in February 2021 of $332.5 million.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days.

As of March 31, 2021, our capital resources consisted primarily of $341.0 million of cash on hand, $348.0 million available under our $350.0 million credit facilities, which reflects $2.0 million reserved for two letters of credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Cash at the beginning of period	$67,247	$9,472
Net cash used in operating activities	(5,485)	(2,501)
Net cash used in investing activities	(49,334)	(54,238)
Net cash provided by financing activities	328,539	196,753
Cash at the end of period	$340,967	$149,486

Net Cash used in Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash used in operating activities of $5.5 million for the three months ended March 31, 2021, was primarily attributed to:

•

$3.3 million of net income, adjusted for reconciling non-cash items, which excludes $14.2 million primarily related to $7.1 million of depreciation and amortization, $6.1 million of share-based compensation, and $0.6 million of amortization of deferred financing costs.

This was offset by:

•	$8.8 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories and accrued expenses, offset by change in accounts payable.

Net cash used in operating activities of $2.5 million for the three months ended March 31, 2020, was primarily attributed to:

•

$3.9 million of net income, adjusted for reconciling non-cash items, which excludes $7.5 million primarily related to $4.5 million of depreciation and amortization, $2.2 million of share-based compensation, and $0.6 million of amortization of deferred financing costs.

This was offset by:

•	$6.4 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in inventories, accounts receivable, and accrued expenses, offset by change in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities of $49.3 million for the three months ended March 31, 2021, was primarily attributed to:

•	$1.6 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$40.3 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$2.2 million in plant recurring capital expenditures.
•	$5.2 million capital expenditures relating to investment in fridges and other capital spend.

Net cash used in investing activities of $54.2 million for the three months ended March 31, 2020, was primarily attributed to:

•	$20.4 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$4.9 million capital expenditures related to Freshpet Kitchens South expansion.
•	$0.5 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$2.5 million in plant recurring capital expenditures.
•	$6.1 million capital expenditures relating to investment in fridges and other capital spend.
•	$20.0 million purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $328.5 million for the three months ended March 31, 2021, was primarily attributed to:

•	$332.5 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$0.7 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$3.2 million for debt issuance cost related to the new credit facility.
•	$1.5 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $196.8 million for the three months ended March 31, 2020, was primarily attributed to:

•	$252.1 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$20.9 million of proceeds from borrowings under our credit facilities.
•	$0.4 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$76.0 million repayment of borrowings under our credit facilities.
•	$0.6 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Note 5 to our consolidated financial statements included in this report.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our Annual Report.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of March 31, 2021, we did not have any outstanding borrowings under our credit facilities.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three months ended March 31, 2021 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of March 31, 2021, there were no forward contracts outstanding.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 25, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company's Registration on Form S-8 filed on December 12, 2014)
10.1

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

Date: May 4, 2021	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Heather Pomerantz
Heather Pomerantz Chief Financial Officer
(Principal Financial and Accounting Officer)