Form 10-Q
period 2021-06-30
Freshpet, Inc.
filed 2021-08-03
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 43,360,020 shares of common stock, $0.001 par value per share, outstanding.

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
•

our ability to timely complete the construction at our Freshpet Kitchens South and Freshpet Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis together, our “Freshpet Kitchens") and achieve the anticipated benefits therefrom;

•	the effect of the novel coronavirus (“COVID-19”) on our business, employees, suppliers, customers and end consumers;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to match our manufacturing capacity with demand;
•	the impact of government regulation, scrutiny, warnings and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilence and other natural conditions affecting our operations;
•	our ability to meet our sustainability targets, goals, and commitments, including due to the impact of climate change;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	our ability to manage our supply chain effectively;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	volatility in the price of our common stock; and
•

other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280,323	$67,247
Accounts receivable, net of allowance for doubtful accounts	33,962	18,438
Inventories, net	24,597	19,119
Prepaid expenses	3,940	3,378
Other current assets	1,795	914
Total Current Assets	344,617	109,096
Property, plant and equipment, net	391,934	281,073
Deposits on equipment	3,747	3,710
Operating lease right of use assets	7,205	7,866
Equity method investment	27,276	27,894
Other assets	8,651	4,749
Total Assets	$783,430	$434,388
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,159	$16,452
Accrued expenses	16,707	15,371
Current operating lease liabilities	1,336	1,298
Total Current Liabilities	$57,202	$33,121
Long term operating lease liabilities	6,417	7,098
Total Liabilities	$63,619	$40,219
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 43,373 issued and 43,359 outstanding on June 30, 2021, and 40,732 issued and 40,718 outstanding on December 31, 2020	43	41
Additional paid-in capital	944,222	600,388
Accumulated deficit	(224,287)	(205,924)
Accumulated other comprehensive income (loss)	89	(80)
Treasury stock, at cost — 14 shares on June 30, 2021 and on December 31, 2020	(256)	(256)
Total Stockholders' Equity	719,811	394,169
Total Liabilities and Stockholders' Equity	$783,430	$434,388

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET SALES	$108,616	$79,980	$202,029	$150,078
COST OF GOODS SOLD	65,525	46,047	122,624	84,355
GROSS PROFIT	43,091	33,933	79,405	65,723
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	49,557	33,702	95,589	68,378
(LOSS) INCOME FROM OPERATIONS	(6,466)	231	(16,184)	(2,655)
OTHER (EXPENSES)/INCOME:
Other (Expenses)/Income, net	(2)	24	(7)	45
Interest Expense	(654)	(80)	(1,556)	(784)
	(656)	(56)	(1,563)	(739)
(LOSS) INCOME BEFORE INCOME TAXES	(7,122)	175	(17,747)	(3,394)
INCOME TAX EXPENSE	16	22	32	43
LOSS ON EQUITY METHOD INVESTMENT	337	-	585	-
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,475)	$153	$(18,364)	$(3,437)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(91)	$(387)	$169	$(328)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(91)	(387)	169	(328)
TOTAL COMPREHENSIVE (LOSS)	$(7,566)	$(233)	$(18,194)	$(3,765)
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.17)	$0.00	$(0.43)	$(0.09)
-DILUTED	$(0.17)	$0.00	$(0.43)	$(0.09)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	43,303	40,339	42,470	38,891
-DILUTED	43,303	41,510	42,470	38,891

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2021	43,242	$43	$938,242	$(216,812)	$179	14	$(256)	$721,396
Exercise of options to purchase common stock	102	—	1,026	—	—	—	—	1,026
Vesting of restricted stock units	29	—	(1,388)	—	—	—	—	(1,388)
Share-based compensation expense	—	—	6,690	—	—	—	—	6,690
Shares issued in primary offering	—	—	(347)	—	—	—	—	(347)
Foreign Currency Translation	—	—	—	—	(90)	—	—	(90)
Net income (loss)	—	—	—	(7,475)	—	—	—	(7,475)
BALANCES, June 30, 2021	43,373	$43	$944,222	$(224,287)	$89	14	$(256)	$719,811

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2020	40,271	$40	$588,357	$(206,326)	$(20)	14	$(256)	$381,795
Exercise of options to purchase common stock	200	—	1,688	—	—	—	—	1,688
Vesting of restricted stock units	9	—	(992)	—	—	—	—	(992)
Share-based compensation expense	—	—	2,333	—	—	—	—	2,333
Shares issued in primary offering	—	—	—	—	—	—	—	—
Foreign Currency Translation	—	—	—	—	(387)	—	—	(387)
Net income (loss)	—	—	—	153	—	—	—	153
BALANCES, June 30, 2020	40,480	$40	$591,386	$(206,173)	$(407)	14	$(256)	$384,591

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2020	40,732	$41	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	174	—	1,740	—	—	—	—	1,740
Vesting of restricted stock units	52	—	(2,917)	—	—	—	—	(2,917)
Share-based compensation expense	—	—	12,841	—	—	—	—	12,841
Shares issued in primary offering	2,415	2	332,170	—	—	—	—	332,172
Foreign Currency Translation	—	—	—	—	169	—	—	169
Net (loss)	—	—	—	(18,364)	—	—	—	(18,364)
BALANCES, June 30, 2021	43,373	$43	$944,222	$(224,287)	$89	14	$(256)	$719,811

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2019	36,162	$36	$334,299	$(202,735)	$(79)	14	$(256)	$131,265
Exercise of options to purchase common stock	244	—	2,091	—	—	—	—	2,091
Vesting of restricted stock units	74	—	(1,637)	—	—	—	—	(1,637)
Share-based compensation expense	—	—	4,575	—	—	—	—	4,575
Shares issued in primary offering	4,000	4	252,058	—	—	—	—	252,062
Foreign Currency Translation	—	—	—	—	(328)	—	—	(328)
Net (loss)	—	—	—	(3,437)	—	—	—	(3,437)
BALANCES, June 30, 2020	40,480	$40	$591,386	$(206,173)	$(407)	14	$(256)	$384,591

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(18,364)	$(3,437)
Adjustments to reconcile net (loss) to net cash flows provided by operating activities:
Provision for loss on accounts receivable	5	7
Loss on disposal of equipment	106	36
Share-based compensation	12,770	4,464
Inventory obsolescence	253	151
Depreciation and amortization	14,743	9,894
Amortization of deferred financing costs and loan discount	815	691
Change in operating lease right of use asset	661	464
Investments in equity method investment	585	—
Changes in operating assets and liabilities:
Accounts receivable	(15,529)	(4,077)
Inventories	(5,731)	(6,302)
Prepaid expenses and other current assets	(1,443)	10,181
Other assets	(2,156)	(212)
Accounts payable	15,494	(3,430)
Accrued expenses	1,369	(13,147)
Other lease liabilities	(643)	(401)
Net cash flows from (used in) operating activities	2,935	(5,118)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(20,001)
Acquisitions of property, plant and equipment, software and deposits on equipment	(117,592)	(73,251)
Net cash flows used in investing activities	(117,592)	(93,252)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	332,172	252,062
Proceeds from exercise of options to purchase common stock	1,740	2,091
Tax withholdings related to net shares settlements of restricted stock units	(2,917)	(1,636)
Proceeds from borrowings under Credit Facilities	—	20,933
Repayment of borrowings under Credit Facilities	—	(76,000)
Fees paid in connection with financing agreements	(3,262)	(824)
Net cash flows provided by financing activities	327,733	196,626
NET CHANGE IN CASH AND CASH EQUIVALENTS	213,076	98,256
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,247	9,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$280,323	$107,728
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$839	$789
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$18,493	$1,427

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, “we,” "us" or “our”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada and other international markets, into major retail classes including Grocery (including online), Mass and Club, Pet Specialty, and Natural retail.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period. Certain amounts that appear in this report may not add up because of differences due to rounding.

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

As of June 30, 2021, the Company only maintained Level 1 assets and liabilities.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted share units, the Company withheld 9 shares totaling $1,388 and 19 shares totaling $2,917 for the three and six months ended June 30, 2021, respectively, and withheld 88 shares totaling $992 and 98 shares totaling $1,636 for the three and six months ended June 30, 2020.

Debt Issuance Cost – During the first quarter of 2021, as part of the Sixth Amended and Restated Loan and Security Agreement (as amended, the "New Loan Agreement"), the Company incurred an additional $3,166 of fees associated with the debt modification, of which $2,713 of the fees were related to the Delayed Draw Term Loan with the remaining balance relating to the Revolving Loan Facility. The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets. As of June 30, 2021, there was $2,875 of debt issuance cost that was recorded to other assets and $793 was recorded to other current assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Grocery, Mass and Club	$89,553	$68,284	$168,625	$129,103
Pet Specialty and Natural	19,062	11,696	33,405	20,975
Net Sales (a)	$108,616	$79,980	$202,029	$150,078

(a) Online sales associated with each class of retailer are included within their respective total.

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

Note 2 – Inventories:

	June 30,	December 31,
	2021	2020
Raw Materials and Work in Process	$10,303	$9,347
Packaging Components Material	2,650	1,872
Finished Goods	11,941	8,365
	24,894	19,584
Reserve for Obsolete Inventory	(297)	(465)
Inventories, net	$24,597	$19,119

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 3 – Property, Plant and Equipment:

	June 30,	December 31,
	2021	2020
Refrigeration Equipment	$117,676	$107,703
Machinery and Equipment	118,327	106,336
Building, Land, and Improvements	104,544	101,786
Furniture and Office Equipment	6,042	5,687
Leasehold Improvements	1,314	1,301
Construction in Progress	143,683	44,497
	491,586	367,310
Less: Accumulated Depreciation	(99,652)	(86,237)
Property, plant and equipment, net	$391,934	$281,073

Depreciation expense related to property, plant and equipment totaled $7,281 and $13,866 for the three and six months ended June 30, 2021, respectively, of which $4,021 and $7,821 was recorded to cost of goods sold for the three and six months ended June 30, 2021, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $5,366 and $9,739 for the three and six months ended June 30, 2020, respectively, of which $2,550 and $4,294 was recorded to cost of goods sold for the three and six months ended June 30, 2020, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 4 – Accrued Expenses:

	June 30,	December 31,
	2021	2020
Accrued Compensation and Employee Related Costs	$7,752	$8,185
Accrued Chiller Cost	2,204	2,049
Accrued Customer Consideration	829	502
Accrued Freight	1,626	1,002
Accrued Production Expenses	681	705
Accrued Marketing	630	684
Accrued Corporate Expenses	1,608	1,629
Other Accrued Expenses	1,377	615
Accrued expenses	$16,707	$15,371

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

As of  June 30, 2021, the Company had no debt outstanding under the Credit Facility. The Credit Facility includes a quarterly commitment fee on any unused amounts at a per annum rate between 0.30% to 0.50% depending on the aggregate principal outstanding.

In connection with entering into the New Credit Facility, the Company incurred $3,166 of debt issuance cost, which is capitalized on the balance sheet and amortized over the life of the New Credit Facility, and wrote off $485 of fees incurred from the prior credit facilities.

As of June 30, 2021, there was $3,668 of debt issuance cost from the New Credit Facility as well as fees incurred from the prior credit facilities.

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	4.97
Weighted-average discount rate	6.15%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of June 30, 2021 were as follows:

Operating Lease Obligations	June 30, 2021
2021 (a)	$880
2022	1,764
2023	1,802
2024	1,511
2025 and beyond	2,786
Total lease payments	$8,743
Less: Imputed interest	(990)
Present value of lease liabilities	$7,752

(a)	Excluding the six months ended June 30, 2021.

A summary of rent expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$444	$459	$891	$911

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Operating cash flow information:	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$439	$445	$874	$849

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three and six months ended  June 30, 2021 is $6,690 and $12,841, respectively and for the three and six months ended June 30, 2020 is $2,333 and $4,575, respectively. During the six months ended June 30, 2021, 78 and 96 service period stock options and performance stock options, respectively, were exercised. During the six months ended June 30, 2021, 31 service period restricted stock units were granted at a weighted average grant-date fair market value of $155.49. During the six months ended June 30, 2021, 72 service period restricted stock units vested.

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

The following table shows how we computed basic and diluted earnings per common share:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss) Attributable to Common Stockholders	$(7,475)	$153	$(18,364)	$(3,437)

Weighted Average Common Shares Outstanding, Basic	43,303	40,339	42,470	38,891
Dilutive Effect of Share-Based Awards:
Service Period Stock Options	—	1,032	—	—
Restricted Stock Units	—	114	—	—
Performance	—	25	—	—
Weighted Average Common Shares Outstanding, Diluted	43,303	41,510	42,470	38,891

Basic Earnings per Share	$(0.17)	$0.00	$(0.43)	$(0.09)
Diluted Earnings per Share	$(0.17)	$0.00	$(0.43)	$(0.09)

Shares excluded from EPS calculation:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service Period Stock Options	1,301	—	1,309	1,326
Restricted Stock Units	162	—	180	220
Performance Stock Options	906	—	906	31
Total shares issuable as assumed exercise would be antidilutive	2,368	—	2,395	1,577

For the three and six months ended June 30, 2021 and for the six months ended June 30, 2020, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such period.

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

For information regarding our consolidated operating results, financial condition, liquidity and cash flows for the six months ended June 30, 2020 as compared to the same period in 2019, refer to "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on May 5, 2020, which information is incorporated herein by reference.

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

Despite the COVID-19 related disruptions, our ability to bring the power of fresh to pet parents has continued, in part due to our post-surge pivot. Consumers' increased interest in their pets, the strong appeal of the Freshpet idea and products, our ability to continuously run our manufacturing facilities and successfully add capacity, the increased impact of our advertising, and our customers' realization of the value that Freshpet brings to their pet food category offerings and stores has resulted in some of our strongest growth. As noted above, the unexpected surge in consumption towards the second half of Q1 2020, as well as the subsequent strong growth, has caused us to draw down on trade inventory and have higher out-of-stocks than usual. With the additional capacity brought on during Q2 and Q3 of 2020, as well as Kitchens South startup in Q1 2020 and Kitchens 2.0 startup in Q4 2020 and Q1 2021, we believe we will be able to rebuild our trade inventory and decrease our out-of-stocks.

We are unsure how long the COVID-19 pandemic, including current and evolving health and safety guidance and local health and safety responses as well as emergence of new variants, will require us to absorb higher costs to protect and reward our employees while simultaneously ensuring we can support our pet parents with a continual supply of Freshpet products. We are also monitoring our supply of raw materials, ingredients and packaging materials. Although we have not experienced any extended supply interruptions to date and our chicken prices for the year are fixed contractually, subject to limited exceptions, we have used our secondary suppliers from time to time, and have also experienced higher beef prices as a result of reduced supplies.

We will continue to monitor the retail environment and pet parent demand, and intend to adapt to changing conditions to continue to drive growth and meet our goal of “changing the way people feed their pets forever” during the evolving COVID-19 pandemic.

Supporting Freshpet’s Growth –

At the Company's February 2020 Investor Day, Freshpet presented its "Feed the Growth - 5 by 2025" strategic plan. The plan looked to add 5 million more households by 2025, for a total 8 million households. During 2020, the Company continued to see increased sales growth and household penetration despite capacity limits and less than planned advertising spend. As a result, the Company raised its 2025 household penetration target from 8 million to 11 million households. To support the strategic plan Freshpet is committed to invest in production capacity as well as upgrades to our systems and processes. The Company is continuously evaluating its ability to feed as many pets as possible and minimize its impact on the environment, and will continue to make investments that provide the necessary returns on its investments to deliver on "Pets, People, Planet."

Manufacturing Site	Manufacturing Capability	Investments to be Made
Freshpet Kitchens Bethlehem

Kitchens 1.0
Kitchens 1.0 is an approximately 100,000 square-foot manufacturing facility in Bethlehem, PA. It has four manufacturing lines, each of which has the ability to produce our Freshpet Recipes seven days a week/24 hours a day.

Kitchens 2.0
Kitchens 2.0 is an approximately 140,000 square-foot addition to our Bethlehem, PA campus. It has two manufacturing lines. Freshpet Kitchens 2.0 makes greater use of automation to improve quality, safety and reduce costs. In addition, Kitchens 2.0 delivers on our commitment to continue to minimize our manufacturing impact. Production of saleable product began in October 2020.

Kitchens 2.0 cost approximately $116.0 million.
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

To date, we have invested approximately $31.3 million in Freshpet Kitchens South. From the second quarter of 2021 to 2023, we expect to make an additional investment of approximately $165.0 million to complete phase 1 and phase 2.

Freshpet Kitchens Ennis

During the end of 2019, the Company started its initial design and engineering phase of Freshpet Kitchens Ennis, which sits on 74 acres in Ennis, Texas. We expect initial production to begin by the second quarter of 2022.

Projected spend on the project is $530.0 million to $600.0 million. We have invested approximately $114.2 million in the project to date.

Additionally, the Company is upgrading its enterprise resource planning (“ERP”) system. The project commenced in Q1 2020 and is expected to run through Q4 of 2021.

In order to fund the strategic capital investments as well as provide the Company with capital flexibility, in February 2021, the Company completed a public offering of its common stock, which provided net proceeds of $332.2 million.

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

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 23,155 retail stores as of June 30, 2021. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$108,616	100%	$79,980	100%	$202,029	100%	$150,078	100%
Cost of goods sold	65,525	60	46,047	58	122,624	61	84,355	56
Gross profit	43,091	40	33,933	42	79,405	39	65,723	44
Selling, general and administrative expenses	49,557	46	33,702	42	95,589	47	68,378	46
(Loss) income from operations	(6,466)	(6)	231	0	(16,184)	(8)	(2,655)	(2)
Other (expenses)/income, net	(2)	(0)	24	0	(7)	(0)	45	0
Interest expense	(654)	(0)	(80)	(0)	(1,556)	(1)	(784)	(0)
(Loss) income before income taxes	(7,122)	(7)	175	0	(17,747)	(9)	(3,394)	(2)
Income tax expense	16	0	22	0	32	0	43	0
Loss on equity method investment	337	0	-	-	585	0	-	-
Net (loss) income	$(7,475)	(7)%	$153	0%	$(18,364)	(9)%	$(3,437)	(2)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2021			2020
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$89,553	82%	17,780	$68,284	85%	16,929
Pet Specialty and Natural (2)	19,062	18%	5,375	11,696	15%	5,191
Net Sales (3)	$108,616	100%	23,155	$79,980	100%	22,120

(1)	Stores at June 30, 2021 and 2020 consisted of 12,476 and 11,841 Grocery and 5,304 and 5,088 Mass and Club, respectively.
(2)	Stores at June 30, 2021 and 2020 consisted of 4,899 and 4,728 Pet Specialty and 476 and 463 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $28.6 million, or 35.8%, to $108.6 million for the three months ended June 30, 2021 as compared to $80.0 million in the same period in the prior year. The $28.6 million increase in net sales was driven by an increase of $21.2 million in our Grocery (including Online), Mass, and Club refrigerated channel and $7.4 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 4.7% to 23,155 as of June 30, 2021 compared to 22,120 as of June 30, 2020.

Gross Profit

Gross profit increased $9.2 million, or 27.0%, to $43.1 million for the three months ended June 30, 2021 as compared to $33.9 million in the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 39.7% for the three months ended June 30, 2021 decreased 280 basis points compared to the same period in the prior year, due to inflation of ingredient cost of 140 basis points primarily from inflation in beef, Increased processing cost of 130 basis points as we grow into capacity at Kitchens Bethlehem and Kitchens South, increased depreciation and stock compensation cost of 100 basis points, plant start-up cost of 10 basis points, slightly offset by COVID-19 related cost of 130 basis points.

Adjusted Gross Profit was $50.1 million and $39.2 million in the three months ended June 30, 2021 and 2020, respectively. Adjusted Gross Profit Margin was 46.1% and 49.1% in the three months ended June 30, 2021 and 2020, respectively. The decrease in Adjusted Gross Profit as a percentage of net sales was driven by the same factors as those decreasing our gross profit margin. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.9 million, or 47.0%, to $49.6 million for the three months ended June 30, 2021 as compared to the same period in the prior year. Key components of the increase include higher variable costs of $5.9 million due to increased volume and increased freight cost, increased options expense of $3.7 million, increased media expense of $3.6 million, higher incremental operating costs of $1.4 million, increased depreciation expense of $0.7 million and selling expense of $0.6 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses increased to 45.6% for the three months ended June 30, 2021 from 42.1% for the three months ended June 30, 2020.

Adjusted SG&A was $39.3 million and $28.1 million in the three months ended June 30, 2021 and 2020, respectively. Adjusted SG&A increased as a percentage of net sales to 36.1% in the three months ended June 30, 2021 as compared to 35.1% of net sales in the three months ended June 30, 2020. The increase of 100 basis points in Adjusted SG&A is a result of increasing variable cost of 310 basis points due to freight, offset by leverage of 190 basis points and media as a percentage of net sales decreasing by 20 basis points. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

(Loss) Income from Operations

(Loss) Income from operations decreased by $6.7 million to a loss from operations of $6.5 million for the three months ended June 30, 2021 as compared to an income from operations of $0.2 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities increased $0.6 million to interest expense of $0.7 million for the three months ended June 30, 2021 as compared to an interest expense of $0.1 million for the same period in the prior year as a result of the New Loan Agreement.

Net (Loss) Income

Net (loss) Income decreased $7.6 million to a net loss of $7.5 million for the three months ended June 30, 2021 as compared to a net income of $0.2 million for the same period in the prior year as a result of the factors discussed above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Sales

The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2021			2020
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$168,625	83%	17,780	$129,103	86%	16,929
Pet Specialty and Natural (2)	33,405	17%	5,375	20,975	14%	5,191
Net Sales (3)	$202,029	100%	23,155	$150,078	100%	22,120

(1)	Stores at June 30, 2021 and 2020 consisted of 12,476 and 11,841 Grocery and 5,304 and 5,088 Mass and Club, respectively.
(2)	Stores at June 30, 2021 and 2020 consisted of 4,899 and 4,728 Pet Specialty and 476 and 463 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $52.0 million, or 34.6%, to $202.0 million for the six months ended June 30, 2021 as compared to $150.1 million in the same period in the prior year. The $52.0 million increase in net sales was driven by an increase of $39.5 million in our Grocery (including Online), Mass, and Club refrigerated channel and $12.5 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 4.7% to 23,155 as of June 30, 2021 compared to 22,120 as of June 30, 2020.

Gross Profit

Gross profit increased $13.7 million, or 20.8%, to $79.4 million for the six months ended June 30, 2021 as compared to $65.7 million in the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 39.3% for the six months ended June 30, 2021 decreased 450 basis points compared to the same period in the prior year, due to increased processing cost and write-offs of 250 basis points as we grow into capacity at Kitchens Bethlehem and Kitchens South, increased depreciation and stock compensation cost of 130 basis points, inflation of ingredient cost of 130 basis points primarily from inflation in beef and plant start-up cost of 70 basis points, slightly offset by COVID-19 related cost of 130 basis points.

Adjusted Gross Profit was $93.7 million and $73.9 million in the six months ended June 30, 2021 and 2020, respectively. Adjusted Gross Profit Margin was 46.4% and 49.3% in the six months ended June 30, 2021 and 2020, respectively. The decrease in Adjusted Gross Profit as a percentage of net sales was driven by the same factors as those decreasing our gross profit margin. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.2 million, or 39.8%, to $95.6 million for the six months ended June 30, 2021 as compared to the same period in the prior year. Key components of the increase include higher variable costs of $11.1 million due to increased volume and increased freight cost, increased options expense of $7.3 million, increased media expense of $3.2 million, higher incremental operating costs of $2.6 million, increased selling expense of $1.7 million and increased depreciation expense of $1.3 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses increased to 47.3% for the six months ended June 30, 2021 from 45.6% for the six months ended June 30, 2020.

Adjusted SG&A was $75.1 million and $57.0 million in the six months ended June 30, 2021 and 2020, respectively. Adjusted SG&A decreased as a percentage of net sales to 37.2% in the six months ended June 30, 2021 as compared to 38.0% of net sales in the six months ended June 30, 2020. The decrease of 80 basis points in Adjusted SG&A is a result of media as a percentage of net sales decreasing by 220 basis points and improved leverage of 170 basis points, offset by increasing variable cost of 310 basis points due to freight. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

Loss from Operations

Loss from operations increased $13.5 million to a loss from operations of $16.2 million for the six months ended June 30, 2021 as compared to a loss from operations of $2.7 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities increased $0.8 million to $1.6 million for the six months ended June 30, 2021 as compared to an interest expense of $ $0.8 million for the same period in the prior year as a result of the New Loan Agreement.

Net Loss

Net loss increased $14.9 million to a net loss of $18.4 million for the six months ended June 30, 2021 as compared to a net loss of $3.4 million for the same period in the prior year as a result of the factors discussed above.

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

Additionally, Adjusted EBITDA excludes (i) non-cash share-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package, (ii) certain costs essential to our sales growth and strategy, including an allowance for marketing expenses for each new store added to our network and non-capitalizable freight costs associated with Freshpet Fridge replacements, and (iii) plant start-up expense incurred to add manufacturing lines and additional Freshpet Kitchens. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate the non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net (loss) income	$(7,475)	$153	$(18,364)	$(3,437)
Depreciation and amortization	7,654	5,441	14,743	9,894
Interest expense	654	80	1,556	784
Income tax expense	16	22	32	43
EBITDA	$849	$5,696	$(2,033)	$7,284
Loss on equity method investment	$337	$-	$585	$-
Loss on disposal of equipment	46	34	106	36
Non-cash share-based compensation	6,690	2,286	12,770	4,464
Launch expense (a)	1,018	686	1,749	1,642
Plant start-up expense (b)	1,130	725	2,973	1,192
Equity offering expenses (c)	(125)	—	—	58
Enterprise Resource Planning (d)	247	129	850	402
COVID-19 expense (e)	681	1,642	1,639	1,859
Adjusted EBITDA	$10,873	$11,199	$18,639	$16,938
Adjusted EBITDA as a % of Net Sales	10.0%	14.0%	9.2%	11.3%

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
(e)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigating potential supply chain disruptions during the pandemic.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Gross Profit	$43,091	$33,933	$79,405	$65,723
Depreciation expense	4,021	2,550	7,821	4,294
Plant start-up expense (a)	1,130	725	2,973	1,192
Non-cash share-based compensation	1,203	493	1,913	941
COVID-19 expense (b)	681	1,546	1,634	1,763
Adjusted Gross Profit	$50,126	$39,248	$93,746	$73,914
Adjusted Gross Profit as a % of Net Sales	46.1%	49.1%	46.4%	49.3%

(a)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
(b)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigating potential supply chain disruptions during the pandemic included in cost of goods sold.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
SG&A expenses	$49,557	$33,702	$95,589	$68,378
Depreciation and amortization expense	3,633	2,891	6,922	5,600
Non-cash share-based compensation	5,487	1,793	10,857	3,523
Launch expense (a)	1,018	686	1,749	1,642
Loss on disposal of equipment	46	34	106	36
Equity offering expenses (b)	(125)	—	—	58
Enterprise Resource Planning (c)	247	129	850	402
COVID-19 expense (d)	—	96	5	96
Adjusted SG&A Expenses	$39,251	$28,073	$75,100	$57,020
Adjusted SG&A Expenses as a % of Net Sales	36.1%	35.1%	37.2%	38.0%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents fees associated with public offerings of our common stock.
(c)	Represents implementation and other costs associated with the implementation of an ERP system.
(d)	Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigating potential supply chain disruptions during the pandemic included in SG&A.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. We expect to make future capital expenditures of approximately $675.0 million in connection with the development of Freshpet Kitchens Bethlehem, Freshpet Kitchens Ennis, and Freshpet Kitchens South to enable estimated capacity of approximately $2.0 billion in annual net sales. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, planned borrowing capacity and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forgo growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$280,323	$67,247
Accounts receivable, net of allowance for doubtful accounts	33,962	18,438
Inventories, net	24,597	19,119
Prepaid expenses	3,940	3,378
Other current assets	1,795	914
Accounts payable	(39,159)	(16,452)
Accrued expenses	(16,707)	(15,371)
Current operating lease liabilities	(1,336)	(1,298)
Total Working Capital	$287,415	$75,975

Working capital consists of current assets net of current liabilities. Working capital increased $211.4 million to $287.4 million at June 30, 2021 compared with working capital of $76.0 million at December 31, 2020. The increase was primarily a result of an increase of $213.1 million in cash and cash equivalents, driven mainly by the equity offering of our common stock in February 2021 of $332.2 million.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days.

As of June 30, 2021, our capital resources consisted primarily of $280.3 million of cash on hand, $348.0 million available under our $350.0 million credit facilities, which reflects $2.0 million reserved for two letters of credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash:

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in thousands)
Cash at the beginning of period	$67,247	$9,472
Net cash from (used in) operating activities	2,935	(5,118)
Net cash used in investing activities	(117,592)	(93,252)
Net cash provided by financing activities	327,733	196,626
Cash at the end of period	$280,323	$107,728

Net Cash used in Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash from operating activities of $2.9 million for the six months ended June 30, 2021, was primarily attributed to:

•

$11.6 million of net income, adjusted for reconciling non-cash items, which excludes $29.9 million primarily related to $14.7 million of depreciation and amortization, $12.8 million of share-based compensation, $0.8 million of amortization of deferred financing costs, $0.7 million of change in operating lease right of use asset, and $0.6 million of investments in equity method investment.

This was offset by:

•	$8.6 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories other assets, and prepaid expenses and other current assets, offset by change in accounts payable and accrued expenses.

Net cash used in operating activities of $5.1 million for the six months ended June 30, 2020, was primarily attributed to:

•

$12.3 million of net income, adjusted for reconciling non-cash items, which excludes $15.7 million primarily related to $9.9 million of depreciation and amortization, $4.5 million of share-based compensation, $0.7 million of amortization of deferred financing costs, and $0.5 million of change in operating lease right of use asset.

This was offset by:

•	$16.9 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories, accounts payable, and accrued expenses, offset by change in prepaid expenses and other current assets

Net Cash Used in Investing Activities

Net cash used in investing activities of $117.6 million for the six months ended June 30, 2021, was primarily attributed to:

•	$3.0 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	15.5 million capital expenditures related to Freshpet Kitchens South expansion.
•	$83.2 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$3.1 million in plant recurring capital expenditures.
•	$12.8 million capital expenditures relating to investment in fridges and other capital spend.

Net cash used in investing activities of $93.3 million for the six months ended June 30, 2020, was primarily attributed to:

•	$46.3 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$5.8 million capital expenditures related to Freshpet Kitchens South expansion.
•	$4.7 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$3.6 million in plant recurring capital expenditures.
•	$12.9 million capital expenditures relating to investment in fridges and other capital spend.
•	$20.0 million purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $327.7 million for the six months ended June 30, 2021, was primarily attributed to:

•	$332.2 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$1.7 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$3.3 million for debt issuance cost related to the New Credit Facility.
•	$2.9 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $196.6 million for the six months ended June 30, 2020, was primarily attributed to:

•	$252.1 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$20.9 million of proceeds from borrowings under our credit facilities.
•	$2.1 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$76.0 million repayment of borrowings under our credit facilities.
•	$1.3 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.4 million financing fees paid in connection with borrowings

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of June 30, 2021, we did not have any outstanding borrowings under our credit facilities.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and six months ended June 30, 2021 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2021, there were no forward contracts outstanding.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 25, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2021	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Heather Pomerantz
Heather Pomerantz Chief Financial Officer
(Principal Financial and Accounting Officer)