Form 10-Q
period 2021-09-30
Freshpet, Inc.
filed 2021-11-09
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 43,390,482 shares of common stock, $0.001 par value per share, outstanding.

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

•	the effect of the novel coronavirus (“COVID-19”) on our business, employees, suppliers, customers and end consumers;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to match our manufacturing capacity with demand;
•	the impact of government regulation, scrutiny, warnings and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilence and other natural conditions affecting our operations;
•	our ability to meet our sustainability targets, goals, and commitments, including due to the impact of climate change;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those caused by inflation;
•	our ability to manage our supply chain effectively;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	volatility in the price of our common stock; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,836	$67,247
Accounts receivable, net of allowance for doubtful accounts	32,217	18,438
Inventories, net	29,305	19,119
Prepaid expenses	3,870	3,378
Other current assets	1,562	914
Total Current Assets	237,790	109,096
Property, plant and equipment, net	471,964	281,073
Deposits on equipment	3,189	3,710
Operating lease right of use assets	6,874	7,866
Equity method investment	26,736	27,894
Other assets	11,774	4,749
Total Assets	$758,327	$434,388
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,828	$16,452
Accrued expenses	14,556	15,371
Current operating lease liabilities	1,359	1,298
Total Current Liabilities	$28,743	$33,121
Long term operating lease liabilities	6,066	7,098
Total Liabilities	$34,809	$40,219
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 43,404 issued and 43,390 outstanding on September 30, 2021, and 40,732 issued and 40,718 outstanding on December 31, 2020	43	41
Additional paid-in capital	949,995	600,388
Accumulated deficit	(226,357)	(205,924)
Accumulated other comprehensive income (loss)	93	(80)
Treasury stock, at cost — 14 shares on September 30, 2021 and on December 31, 2020	(256)	(256)
Total Stockholders' Equity	723,518	394,169
Total Liabilities and Stockholders' Equity	$758,327	$434,388

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET SALES	$107,590	$84,190	$309,620	$234,268
COST OF GOODS SOLD	66,065	47,535	188,689	131,891
GROSS PROFIT	41,525	36,654	120,931	102,377
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	42,365	32,895	137,955	101,273
(LOSS) INCOME FROM OPERATIONS	(840)	3,760	(17,024)	1,104
OTHER (EXPENSES)/INCOME:
Other (Expenses)/Income, net	2	25	(5)	70
Interest Expense	(677)	(216)	(2,232)	(999)
	(675)	(191)	(2,237)	(930)
(LOSS) INCOME BEFORE INCOME TAXES	(1,515)	3,569	(19,261)	175
INCOME TAX EXPENSE	16	22	48	65
LOSS ON EQUITY METHOD INVESTMENT	539	-	1,124	-
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,070)	$3,547	$(20,433)	$110
OTHER COMPREHENSIVE INCOME:
Change in foreign currency translation	$4	$368	$173	$40
TOTAL OTHER COMPREHENSIVE INCOME	4	368	173	40
TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,066)	$3,916	$(20,260)	$150
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.05)	$0.09	$(0.48)	$0.00
-DILUTED	$(0.05)	$0.09	$(0.48)	$0.00
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	43,373	40,560	42,774	39,452
-DILUTED	43,373	41,700	42,774	40,473

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2021	43,373	$43	$944,222	$(224,287)	$89	14	$(256)	$719,811
Exercise of options to purchase common stock	29	—	308	—	—	—	—	308
Vesting of restricted stock units	2	—	(281)	—	—	—	—	(281)
Share-based compensation expense	—	—	5,746	—	—	—	—	5,746
Foreign Currency Translation	—	—	—	—	4	—	—	4
Net income (loss)	—	—	—	(2,070)	—	—	—	(2,070)
BALANCES, September 30, 2021	43,404	$43	$949,995	$(226,357)	$93	14	$(256)	$723,518

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2020	40,480	$40	$591,386	$(206,173)	$(407)	14	$(256)	$384,591
Exercise of options to purchase common stock	164		2,573	—	—	—	—	2,573
Vesting of restricted stock units	1	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,410	—	—	—	—	3,410
Foreign Currency Translation	—	—	—	—	368	—	—	368
Net income (loss)	—	—	—	3,547	—	—	—	3,547
BALANCES, September 30, 2020	40,645	$41	$597,369	$(202,626)	$(39)	14	$(256)	$394,489

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2020	40,732	$41	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	203	—	2,048	—	—	—	—	2,048
Vesting of restricted stock units	54	—	(3,198)	—	—	—	—	(3,198)
Share-based compensation expense	—	—	18,587	—	—	—	—	18,587
Shares issued in primary offering	2,415	2	332,170	—	—	—	—	332,172
Foreign Currency Translation	—	—	—	—	173	—	—	173
Net (loss)	—	—	—	(20,433)	—	—	—	(20,433)
BALANCES, September 30, 2021	43,404	$43	$949,995	$(226,357)	$93	14	$(256)	$723,518

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2019	36,162	$36	$334,299	$(202,735)	$(79)	14	$(256)	$131,265
Exercise of options to purchase common stock	408	1	4,663	—	—	—	—	4,664
Vesting of restricted stock units	75	—	(1,636)	—	—	—	—	(1,636)
Share-based compensation expense	—	—	7,985	—	—	—	—	7,985
Shares issued in primary offering	4,000	4	252,058	—	—	—	—	252,062
Foreign Currency Translation	—	—	—	—	40	—	—	40
Net (loss)	—	—	—	109	—	—	—	109
BALANCES, September 30, 2020	40,645	$41	$597,369	$(202,626)	$(39)	14	$(256)	$394,489

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,433)	$110
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Provision for loss (gains) on accounts receivable	15	(4)
Loss on disposal of equipment	284	1,301
Share-based compensation	18,516	7,811
Inventory obsolescence	249	147
Depreciation and amortization	22,489	14,946
Amortization of deferred financing costs and loan discount	1,013	763
Change in operating lease right of use asset	992	962
Loss on equity method investment	1,124	—
Changes in operating assets and liabilities:
Accounts receivable	(13,794)	(3,060)
Inventories	(10,435)	(5,115)
Prepaid expenses and other current assets	(1,140)	9,587
Other assets	(5,520)	(222)
Accounts payable	5,057	(3,021)
Accrued expenses	(781)	(10,300)
Other lease liabilities	(971)	(842)
Net cash flows (used in) provided by operating activities	(3,335)	13,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(20,001)
Proceeds from maturities of short-term investments	—	10,001
Investments in equity method investment	—	(27,625)
Acquisitions of property, plant and equipment, software and deposits on equipment	(220,835)	(99,924)
Net cash flows used in investing activities	(220,835)	(137,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	332,172	252,062
Proceeds from exercise of options to purchase common stock	2,048	4,664
Tax withholdings related to net shares settlements of restricted stock units	(3,198)	(1,636)
Proceeds from borrowings under Credit Facilities	—	20,933
Repayment of borrowings under Credit Facilities	—	(76,000)
Fees paid in connection with financing agreements	(3,263)	(824)
Net cash flows provided by financing activities	327,759	199,199
NET CHANGE IN CASH AND CASH EQUIVALENTS	103,589	74,713
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,247	9,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,836	$84,185
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,288	$925
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$2,599	$2,670

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period. Certain amounts that appear in this report may not add up because of differences due to rounding.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Variable interest entities – In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis includes both quantitative and qualitative reviews to determine if we must consolidate a variable interest entity as its primary beneficiary.

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

As of September 30, 2021, the Company only maintained Level 1 assets and liabilities.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted stock units, the Company withheld 1 share totaling $281 and 20 shares totaling $3,198 for the three and nine months ended September 30, 2021, respectively, and withheld 26 shares totaling $1,636 for the nine months ended September 30, 2020.

Debt Issuance Cost – During the first quarter of 2021, as part of the Sixth Amended and Restated Loan and Security Agreement, dated February 19, 2021, (as amended, the "New Loan Agreement"), the Company incurred an additional $3,166 of fees associated with the debt modification, of which $2,713 of the fees were related to the Delayed Draw Term Loan (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets. As of September 30, 2021, there was $2,677 of debt issuance cost that was recorded to other assets and $793 was recorded to other current assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Grocery, Mass and Club	$91,148	$71,025	$259,227	$200,128
Pet Specialty and Natural	16,442	13,165	50,393	34,139
Net Sales (a)	$107,590	$84,190	$309,620	$234,268

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

Note 2 – Inventories:

	September 30,	December 31,
	2021	2020
Raw Materials and Work in Process	$10,534	$9,347
Packaging Components Material	2,456	1,872
Finished Goods	16,649	8,365
	29,639	19,584
Reserve for Obsolete Inventory	(334)	(465)
Inventories, net	$29,305	$19,119

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 3 – Property, Plant and Equipment:

	September 30,	December 31,
	2021	2020
Refrigeration Equipment	$119,999	$107,703
Machinery and Equipment	118,233	106,336
Building, Land, and Improvements	103,976	101,786
Furniture and Office Equipment	8,134	5,687
Leasehold Improvements	1,314	1,301
Construction in Progress	226,567	44,497
	578,223	367,310
Less: Accumulated Depreciation	(106,259)	(86,237)
Property, plant and equipment, net	$471,964	$281,073

Depreciation expense related to property, plant and equipment totaled $7,389 and $21,571 for the three and nine months ended September 30, 2021, respectively, of which $4,075 and $11,896 was recorded to cost of goods sold for the three and nine months ended September 30, 2021, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $4,970 and $14,709 for the three and nine months ended September 30, 2020, respectively, of which $2,129 and $6,422 was recorded to cost of goods sold for the three and nine months ended September 30, 2020, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 4 – Accrued Expenses:

	September 30,	December 31,
	2021	2020
Accrued Compensation and Employee Related Costs	$4,673	$8,185
Accrued Chiller Cost	2,207	2,049
Accrued Customer Consideration	902	502
Accrued Freight	2,482	1,002
Accrued Production Expenses	2,081	705
Accrued Corporate and Marketing Expenses	1,386	2,313
Other Accrued Expenses	825	615
Accrued expenses	$14,556	$15,371

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

As of  September 30, 2021, the Company had no debt outstanding under the New Credit Facility. The New Credit Facility includes a quarterly commitment fee on any unused amounts at a per annum rate between 0.30% to 0.50% depending on the aggregate principal outstanding.

In connection with entering into the New Credit Facility, the Company incurred $3,166 of debt issuance cost, which is capitalized on the balance sheet and amortized over the life of the New Credit Facility, and wrote off $485 of fees incurred from the prior credit facilities.

As of September 30, 2021, there was $3,470 of debt issuance cost from the New Credit Facility as well as fees incurred from the prior credit facilities.

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	4.74
Weighted-average discount rate	6.15%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of September 30, 2021 were as follows:

Operating Lease Obligations	As of September 30, 2021
2021 (a)	$440
2022	1,764
2023	1,802
2024	1,511
2025 and beyond	2,786
Total lease payments	$8,303
Less: Imputed interest	(878)
Present value of lease liabilities	$7,425

(a)	Excluding the nine months ended September 30, 2021.

A summary of rent expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$444	$447	$1,335	$1,349

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating cash flow information:	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$440	$433	$1,313	$1,274

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2021 was $5,746 and $18,587, respectively and for the three and nine months ended September 30, 2020 was $3,410 and $7,984, respectively. During the nine months ended September 30, 2021, 85 and 118 service period stock options and performance stock options, respectively, were exercised. During the nine months ended September 30, 2021, 32 service period restricted stock units were granted at a weighted average grant-date fair market value of $155.67. During the nine months ended September 30, 2021, 74 service period restricted stock units vested.

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

The following table shows how we computed basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (Loss) Income Attributable to Common Stockholders	$(2,070)	$3,547	$(20,433)	$110

Weighted Average Common Shares Outstanding, Basic	43,373	40,560	42,774	39,452
Dilutive Effect of Share-Based Awards:
Service Period Stock Options	—	978	—	880
Restricted Stock Units	—	141	—	121
Performance	—	21	—	20
Weighted Average Common Shares Outstanding, Diluted	43,373	41,700	42,774	40,473

Basic Earnings per Share	$(0.05)	$0.09	$(0.48)	$0.00
Diluted Earnings per Share	$(0.05)	$0.09	$(0.48)	$0.00

Shares excluded from EPS calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service Period Stock Options	1,275	1,111	1,298	1,254
Restricted Stock Units	160	199	173	213
Performance Stock Options	886	25	886	25
Total shares issuable as assumed exercise would be antidilutive	2,321	1,335	2,357	1,492

For the three and nine months ended September 30, 2021, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For information regarding our consolidated operating results, financial condition, liquidity and cash flows for the nine months ended September 30, 2020 as compared to the same period in 2019, refer to "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 3, 2020, which information is incorporated herein by reference.

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

Recent Developments

Continued Observations on the Effects of COVID-19

Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees, maximizing the availability of our products, and executing our "Feed the Growth" strategy.

We are unsure how long the COVID-19 pandemic, including current and evolving health and safety guidance and local health and safety responses as well as emergence of new variants, will require us to absorb higher costs to protect and reward our employees while simultaneously ensuring we can support our pet parents with a continual supply of Freshpet products. We are also monitoring our supply chain generally, including our supply of raw materials, ingredients and packaging materials along with other impacts to our Freshpet Kitchens.

We will continue to monitor the retail environment and pet parent demand, and intend to adapt to changing conditions to continue to drive growth and meet our goal of "changing the way people feed their pets forever" during the evolving COVID-19 pandemic.

Supporting Freshpet’s Growth –

In 2021, the Company raised its 2025 household penetration target from 8 million to 11 million households. To support the strategic plan, Freshpet is committed to invest in production capacity as well as upgrades to our systems and processes. The Company is continuously evaluating its ability to feed as many pets as possible and minimize its impact on the environment, and will continue to make investments that provide the necessary returns on its investments to deliver on "Pets, People, Planet."

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

To date, we have invested approximately $70.6 million in Freshpet Kitchens South.
Freshpet Kitchens Ennis

During the end of 2019, the Company started its initial design and engineering phase of Freshpet Kitchens Ennis, which sits on 74 acres in Ennis, Texas. We expect initial production to begin by the second quarter of 2022.

We have invested approximately $167.4 million in the project to date.

Additionally, the Company is upgrading its enterprise resource planning (“ERP”) system. The project commenced in Q1 2020 and is expected to run through Q1 of 2022.

In order to fund the strategic capital investments as well as provide the Company with capital flexibility, in February 2021, the Company completed a public offering of its common stock, which provided the Company with net proceeds of $332.2 million.

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

Components of our Operating Results

Net Sales

Our net sales are derived from the sale of pet food to our customers, who purchase either directly from us or through third-party distributors. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 23,394 retail stores as of September 30, 2021. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Our gross profit margins are also impacted by the cost of ingredients, packaging materials, labor and overhead and share-based compensation related to direct labor and overhead, and depreciation and amortization. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

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

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$107,590	100%	$84,190	100%	$309,620	100%	$234,268	100%
Cost of goods sold	66,065	61	47,535	56	188,689	61	131,891	56
Gross profit	41,525	39	36,654	44	120,931	39	102,377	44
Selling, general and administrative expenses	42,365	39	32,895	39	137,955	45	101,273	43
(Loss) income from operations	(840)	(1)	3,760	4	(17,024)	(5)	1,104	0
Other (expenses)/income, net	2	0	25	0	(5)	(0)	70	0
Interest expense	(677)	(0)	(216)	(0)	(2,232)	(1)	(999)	(0)
(Loss) income before income taxes	(1,515)	(1)	3,569	4	(19,261)	(6)	175	0
Income tax expense	16	0	22	0	48	0	65	0
Loss on equity method investment	539	1	—	0	1,124	0	—	0
Net (loss) income	$(2,070)	(2)%	$3,547	4%	$(20,433)	(7)%	$110	0%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2021			2020
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$91,148	85%	17,941	$71,025	84%	17,435
Pet Specialty and Natural (2)	16,442	15%	5,440	13,165	16%	4,936
Net Sales (3)	$107,590	100%	23,381	$84,190	100%	22,371

(1)	Stores at September 30, 2021 and 2020 consisted of 12,595 and 12,267 Grocery and 5,346 and 5,168 Mass and Club, respectively.
(2)	Stores at September 30, 2021 and 2020 consisted of 4,967 and 4,467 Pet Specialty and 473 and 469 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $23.4 million, or 27.8%, to $107.6 million for the three months ended September 30, 2021 as compared to $84.2 million in the same period in the prior year. The $23.4 million increase in net sales was driven by an increase of $20.1 million in our Grocery (including Online), Mass, and Club refrigerated channel and $3.3 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 4.6% to 23,381 as of September 30, 2021 compared to 22,371 as of September 30, 2020.

Gross Profit

Gross profit increased $4.9 million, or 13.3%, to $41.5 million for the three months ended September 30, 2021 as compared to $36.7 million in the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost, which were driven by the factors discussed below.

Gross profit margin of 38.6% for the three months ended September 30, 2021 decreased 490 basis points compared to the same period in the prior year, due to increased costs at our Freshpet Kitchens of 360 basis points as result of the wage increase and investments as we grow into capacity, inflation of ingredient cost and higher costs at our Freshpet Kitchen South partner of 140 basis points, increased depreciation and stock compensation cost of 190 basis points, slightly offset by lower plant start-up cost of 160 basis points, and lower COVID-19 related cost of 40 basis points.

Adjusted Gross Profit was $47.4 million and $41.5 million in the three months ended September 30, 2021 and 2020, respectively. Adjusted Gross Profit Margin was 44.0% and 49.3% in the three months ended September 30, 2021 and 2020, respectively. The decrease in Adjusted Gross Profit as a percentage of net sales was driven by the increased Freshpet Kitchens, inflation and partner costs previously discussed. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.5 million, or 28.8%, to $42.4 million for the three months ended September 30, 2021 as compared to the same period in the prior year. Key components of the increase include higher variable costs of $6.1 million due to increased volume and increased freight cost, increased options expense of $1.8 million, increased media expense of $1.0 million, increased depreciation expense of $0.7 million, higher incremental operating costs of $0.6 million and selling expense of $0.5 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses increased to 39.4% for the three months ended September 30, 2021 from 39.1% for the three months ended September 30, 2020.

Adjusted SG&A was $32.8 million and $24.5 million in the three months ended September 30, 2021 and 2020, respectively. Adjusted SG&A increased as a percentage of net sales to 30.4% in the three months ended September 30, 2021 as compared to 29.1% of net sales in the three months ended September 30, 2020. The increase of 130 basis points in Adjusted SG&A is a result of increasing variable cost of 350 basis points due to freight, offset by leverage of 160 basis points and media as a percentage of net sales decreasing by 60 basis points. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

(Loss) Income from Operations

(Loss) Income from operations decreased by $4.6 million to a loss from operations of $0.8 million for the three months ended September 30, 2021 as compared to an income from operations of $3.8 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities increased $0.5 million to interest expense of $0.7 million for the three months ended September 30, 2021 as compared to an interest expense of $0.2 million for the same period in the prior year as a result of the New Loan Agreement.

Net (Loss) Income

Net (loss) income decreased $5.6 million to a net loss of $2.1 million for the three months ended September 30, 2021 as compared to a net income of $3.5 million for the same period in the prior year as a result of the factors discussed above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Sales

The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2021			2020
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$259,228	84%	17,941	$200,128	85%	17,435
Pet Specialty and Natural (2)	50,393	16%	5,440	34,139	15%	4,936
Net Sales (3)	$309,621	100%	23,381	$234,268	100%	22,371

(1)	Stores at September 30, 2021 and 2020 consisted of 12,595 and 12,267 Grocery and 5,346 and 5,168 Mass and Club, respectively.
(2)	Stores at September 30, 2021 and 2020 consisted of 4,967 and 4,467 Pet Specialty and 473 and 469 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $75.3 million, or 32.2%, to $309.6 million for the nine months ended September 30, 2021 as compared to $234.3 million in the same period in the prior year. The $75.3 million increase in net sales was driven by an increase of $59.1 million in our Grocery (including Online), Mass, and Club refrigerated channel and $16.2 million in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 4.6% to 23,381 as of September 30, 2021 compared to 22,371 as of September 30, 2020.

Gross Profit

Gross profit increased $18.6 million, or 18.1%, to $120.9 million for the nine months ended September 30, 2021 as compared to $102.4 million in the same period in the prior year. The increase in gross profit was primarily driven by higher net sales, offset by increased cost.

Gross profit margin of 39.1% for the nine months ended September 30, 2021 decreased 460 basis points compared to the same period in the prior year, due to increased cost at our Kitchens of 230 basis points as result of the wage increase and investments as we grow into capacity, inflation of ingredient cost of 120 basis points, increased depreciation and stock compensation cost of 150 basis points, slightly offset by lower COVID-19 related cost of 40 basis points.

Adjusted Gross Profit was $141.1 million and $115.4 million in the nine months ended September 30, 2021 and 2020, respectively. Adjusted Gross Profit Margin was 45.6% and 49.3% in the nine months ended September 30, 2021 and 2020, respectively. The decrease in Adjusted Gross Profit as a percentage of net sales was driven by the increased Freshpet Kitchens, inflation and partner costs previously discussed. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $36.7 million, or 36.2%, to $138.0 million for the nine months ended September 30, 2021 as compared to the same period in the prior year. Key components of the increase include higher variable costs of $17.3 million due to increased volume and increased freight cost, increased options expense of $9.2 million, increased media expense of $4.1 million, increased selling expense of $2.2 million, higher incremental operating costs of $1.9 million and increased depreciation expense of $2.1 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses increased to 44.6% for the nine months ended September 30, 2021 from 43.2% for the nine months ended September 30, 2020.

Adjusted SG&A was $107.9 million and $81.5 million in the nine months ended September 30, 2021 and 2020, respectively. Adjusted SG&A as a percentage of sales was 34.8% for the nine months ended September 30, 2021 which represents no change from the same period in the prior year. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A and a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure.

(Loss) Income from Operations

(Loss) Income from operations decreased $18.1 million to a loss from operations of $17.0 million for the nine months ended September 30, 2021 as compared to an income from operations of $1.1 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our credit facilities increased $1.2 million to $2.2 million for the nine months ended September 30, 2021 as compared to an interest expense of $1.0 million for the same period in the prior year as a result of the New Loan Agreement.

Net (Loss) Income

Net (loss) income decreased $20.5 million to a net (loss) of $20.4 million for the nine months ended September 30, 2021 as compared to a net income of $0.1 million for the same period in the prior year as a result of the factors discussed above.

Non-GAAP Financial Measures

Freshpet uses the following non-GAAP financial measures in its financial communications. These non-GAAP financial measures should be considered as supplements to the U.S GAAP reported measures, should not be considered replacements for, or superior to, the U.S GAAP measures and may not be comparable to similarly named measures used by other companies.

•	Adjusted Gross Profit
•	Adjusted Gross Profit as a percentage of net sales (Adjusted Gross Margin)
•	Adjusted SG&A expenses
•	Adjusted SG&A expenses as a percentage of net sales
•	EBITDA
•	Adjusted EBITDA
•	Adjusted EBITDA as a percentage of net sales

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, plant start-up expense, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses. We anticipate any remaining COVID-19 related expenses beginning of the fourth quarter of 2021 to be part of our operating performance. EBITDA represents net income (loss) plus interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, launch expenses, plant start-up expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net (loss) income	$(2,070)	$3,547	$(20,433)	$110
Depreciation and amortization	7,746	5,052	22,489	14,946
Interest expense	677	216	2,232	999
Income tax expense	16	22	48	65
EBITDA	$6,369	$8,837	$4,336	$16,120
Loss on equity method investment	$539	$—	$1,124	$—
Loss on disposal of equipment	412	1,265	518	1,301
Non-cash share-based compensation	5,746	3,347	18,516	7,811
Launch expense (a)	562	760	2,311	2,403
Plant start-up expense (b)	588	1,828	3,561	3,020
Equity offering expenses (c)	—	—	—	58
Enterprise Resource Planning (d)	273	428	1,123	830
COVID-19 expense (e)	119	582	1,758	2,440
Adjusted EBITDA	$14,608	$17,048	$33,247	$33,983
Adjusted EBITDA as a % of Net Sales	13.6%	20.2%	10.7%	14.5%

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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Gross Profit	$41,525	$36,654	$120,931	$102,377
Depreciation expense	4,075	2,129	11,896	6,422
Plant start-up expense (a)	588	1,828	3,561	3,020
Non-cash share-based compensation	1,058	484	2,970	1,425
COVID-19 expense (b)	119	395	1,753	2,157
Adjusted Gross Profit	$47,365	$41,490	$141,111	$115,402
Adjusted Gross Profit as a % of Net Sales	44.0%	49.3%	45.6%	49.3%

(a)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
SG&A expenses	$42,365	$32,895	$137,955	$101,273
Depreciation and amortization expense	3,671	2,923	10,593	8,524
Non-cash share-based compensation	4,688	2,863	15,546	6,386
Launch expense (a)	562	760	2,311	2,403
Loss on disposal of equipment	412	1,265	518	1,301
Equity offering expenses (b)	—	—	—	58
Enterprise Resource Planning (c)	273	428	1,123	830
COVID-19 expense (d)	—	187	5	283
Adjusted SG&A Expenses	$32,759	$24,468	$107,859	$81,488
Adjusted SG&A Expenses as a % of Net Sales	30.4%	29.1%	34.8%	34.8%

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

Liquidity and Capital Resources

Developing our business will require significant capital in the future. We expect to make future capital expenditures of approximately $565.0 million in connection with the development of Freshpet Kitchens Bethlehem, Freshpet Kitchens Ennis, and Freshpet Kitchens South to enable estimated capacity of approximately $2.0 billion in annual net sales. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

The following table sets forth, for the periods indicated, our working capital:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$170,836	$67,247
Accounts receivable, net of allowance for doubtful accounts	32,217	18,438
Inventories, net	29,305	19,119
Prepaid expenses	3,870	3,378
Other current assets	1,562	914
Accounts payable	(12,828)	(16,452)
Accrued expenses	(14,556)	(15,371)
Current operating lease liabilities	(1,359)	(1,298)
Total Working Capital	$209,047	$75,975

Working capital consists of current assets net of current liabilities. Working capital increased $133.0 million to $209.0 million at September 30, 2021 compared with working capital of $76.0 million at December 31, 2020. The increase was primarily a result of an increase of $103.6 million in cash and cash equivalents, driven mainly by the equity offering of our common stock in February 2021 of $332.2 million, offset by capital expenditures to fund our growth in Freshpet Kitchens Ennis.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days.

As of September 30, 2021, our capital resources consisted primarily of $170.8 million of cash on hand, $348.0 million available under our $350.0 million credit facilities, which reflects $2.0 million reserved for two letters of credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (or used in) operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended
	September 30,
	2021	2020
	(Dollars in thousands)
Cash at the beginning of period	$67,247	$9,472
Net cash (used in) provided by operating activities	(3,335)	13,063
Net cash used in investing activities	(220,835)	(137,549)
Net cash provided by financing activities	327,759	199,199
Cash at the end of period	$170,836	$84,185

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash used in operating activities of $3.3 million for the nine months ended September 30, 2021, was primarily attributed to:

•

$24.2 million of net income, adjusted for reconciling non-cash items, which excludes $44.7 million primarily related to $22.5 million of depreciation and amortization, $18.5 million of share-based compensation, $1.1 million of investments in equity method investment, $1.0 million of amortization of deferred financing costs, and $1.0 million of change in operating lease right of use asset.

This was offset by:

•	$27.6 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories other assets, and prepaid expenses and other current assets, offset by change in accounts payable and accrued expenses.

Net cash from operating activities of $13.1 million for the nine months ended September 30, 2020, was primarily attributed to:

•

$26.0 million of net income, adjusted for reconciling non-cash items, which excludes $25.9 million primarily related to $14.9 million of depreciation and amortization, $7.8 million of share-based compensation, $1.3 million of loss on disposal of equipment, $1.0 million of change in operating lease right of use asset, and $0.8 million of amortization of deferred financing costs.

This was offset by:

•	$12.9 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories, accounts payable, and accrued expenses, offset by change in prepaid expenses and other current assets

Net Cash Used in Investing Activities

Net cash used in investing activities of $220.8 million for the nine months ended September 30, 2021, was primarily attributed to:

•	$3.0 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$53.6 million capital expenditures related to Freshpet Kitchens South expansion.
•	$136.3 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$12.8 million in plant recurring capital expenditures.
•	$15.1 million capital expenditures relating to investment in fridges and other capital spend.

Net cash used in investing activities of $137.5 million for the nine months ended September 30, 2020, was primarily attributed to:

•	$63.3 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$6.2 million capital expenditures related to Freshpet Kitchens South expansion.
•	$7.5 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$5.3 million in plant recurring capital expenditures.
•	$17.6 million capital expenditures relating to investment in fridges and other capital spend.
•	$27.6 million in connection with an equity method investment pursuant to which the Company received a 19% interest in a privately held company.
•	$20.0 million purchase of short-term investments.

This was partially offset by:

•	$10.0 million proceeds from maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $327.8 million for the nine months ended September 30, 2021, was primarily attributed to:

•	$332.2 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$2.0 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$3.3 million for debt issuance cost related to the New Credit Facility.
•	$3.2 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $199.2 million for the nine months ended September 30, 2020, was primarily attributed to:

•	$252.1 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$20.9 million of proceeds from borrowings under our credit facilities.
•	$4.7 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$76.0 million repayment of borrowings under our credit facilities.
•	$1.6 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.8 million financing fees paid in connection with borrowings.

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

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States or ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of September 30, 2021, we did not have any outstanding borrowings under our credit facilities.

Commodity Price and Inflation Risk

We purchase certain products and services that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and nine months ended September 30, 2021 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2021, there were no forward contracts outstanding.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 27, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2021	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Heather Pomerantz
Heather Pomerantz Chief Financial Officer
(Principal Financial and Accounting Officer)