Form 10-K
period 2021-12-31
Freshpet, Inc.
filed 2022-03-01
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6.9 billion.

As of February 25, 2022, 43,445,433 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference

The information required by Items 10, 11, 12, 13, and 14 will be filed (and are hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

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
●

our ability to timely complete the construction of our Freshpet Kitchens South and Freshpet Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis together, "Freshpet Kitchens") and achieve the anticipated benefits therefrom;

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet, Inc. (“Freshpet,” the “Company,” "we" or "our") is disrupting the over $38.0 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2021, our household penetration within North America was approximately 4 million, with a target of 11 million households by 2025. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated with our recent initiatives in the U.K. market.

Our Industry

We primarily compete in the North American dog and cat food market, which we estimate will grow at an average compounded annual growth rate of 5.7% from 2021 to 2026. We believe pet food spending in North America will continue to increase at a similar rate during this same time period. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently approximately 91 million pet owning households in the United States, which represents approximately 70% of total households, and over 110 million dogs and cats in the United States, according to the American Pet Products Association.

Pet humanization.    According to Packaged Facts, 95% of U.S. pet owners view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions. According to an American Pet Products Association's Pulse Study, 60% of pet parents feel they are closer/more bonded with their pet due to the COVID-19 pandemic. We believe that pet owners' closer bond to their pets aligns with recent trends, which the COVID-19 pandemic has further accelerated.

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

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. Freshpet's carefully selected ingredients and gentle cooking process ensures best-in-class bioavailable nutrition. Hundreds of customer testimonials each year underscore Freshpet's support of a long and healthy life. Further, since founding Freshpet, we have donated over twelve million fresh meals to pets via shelters, charitable organizations and humane societies, including St Hubert's Animal Welfare Center, Pennsylvania SPCA and 4 Paws for Ability.

People

People include our team members, pet parents, and our partners. We treat our team members with respect and are committed to helping them develop professionally and personally. Benefits include industry leading compensation with health insurance, stock grants and 401(k) matching for all Freshpet team members. These efforts contribute to a net promoter score of 8.3 (90th percentile). Additionally, we strive to be good partners with customers, distributors and suppliers by conducting business with honesty and transparency knowing that we cannot grow without their support.

Planet

We are committed to minimizing our environmental impact while providing the healthiest, tastiest pet food possible. Freshpet Kitchens Bethlehem is a landfill-free facility thanks to state-of-the-art recycling, digesting, and waste-to-energy processes. We support renewable energy by matching the electricity used in Freshpet Kitchens Bethlehem and our refrigerators in over 23,600 retail locations with 100% U.S. wind energy renewable energy credits. Freshpet's chiller fleet efficiency continues to improve with our latest units being up to 8.5x more efficient than older units. In 2020, Nature's Fresh became Freshpet's first, and one of the industry's only, carbon neutral brand for Scope 1, 2, and 3 emissions. For 2021, we went even further and made Freshpet's entire business carbon neutral for Scope 1 and 2 emissions. We are committed to reducing as much of our carbon emissions as possible and use offsets to mitigate residual emissions. These efforts are intended to help achieve our environmental goals, building and preserving a healthy planet for generations to come. 2021 also saw the launch of Spring and Sprout, Freshpet's first product made with plant-based protein.

Our commitment to our values helps us engage with consumers, motivate our team members and attract strong partners, which allows us to fulfill our mission of delivering the best nutritional product choices to improve the well-being of our pets, enrich pet parents’ lives and contribute to communities. Freshpet—Pets, People, Planet.

Our Products

Our products consist of dog food, cat food and dog treats. All Freshpet products are made according to our nutritional philosophy of fresh, meat-based nutrition and minimal processing. Our proprietary recipes include real, fresh meat and varying combinations of vitamin-rich vegetables, leafy greens and antioxidant rich fruits, without the use of preservatives, additives or artificial ingredients. Our unique product attributes appeal to diverse consumer needs across multiple classes of retail where Freshpet is sold. Consequently, our brand resonates across a broad cross-section of pet parent demographics.

Our products are sold under the Freshpet brand name, with ingredients, packaging and labeling customized by different classes of trade and are available in multiple forms.

We also offer fresh treats across all classes of retail under the Dognation and Dog Joy labels.

Our Product Innovation

As the first manufacturer of fresh, refrigerated pet food distributed across North America, product innovation is core to our strategy. We take a fresh approach to pet food and are not constrained by conventional pet food products, attributes and production capabilities. We employ a tightly-knit, creative team of marketing and research and development professionals, and we consult with outside experts through our Nutrition Council, which consist of PhDs in nutrition and veterinary nutritionists. Our team often identifies pet parents’ needs by evaluating emerging demand trends in both pet food and human food. New products are refined iteratively with the help of consumer panel data to arrive at products that we believe can be commercially successful.

The success of our approach is evidenced by our broad product portfolio today. We began Freshpet by producing fresh, refrigerated slice and serve rolls, and over time have steadily expanded into successful new product forms including bags and treats. We also introduced new fresh recipes and ingredients, such as proteins and grain-free options never before seen in pet food that cater to the specific dietary requirements of pets.

Our Innovation Center, which is part of our Freshpet Kitchens, helps us ensure that we remain capable of strong innovation including creating new product platforms to expand the breadth of our fresh pet food offerings. We expect that new product introductions and the introduction of new cooking techniques will continue to delight our consumers and drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing facility in North America, Freshpet Kitchens Bethlehem. This 240,000 square foot facility was built to United States Department of Agriculture standards and currently houses six production lines customized to produce fresh, refrigerated food. We successfully finished the commission of the sixth and final production line which went live during the second quarter of 2021.

In 2020 we began making investments at a manufacturing facility, titled "Freshpet Kitchens South." Freshpet Kitchens South currently has two production lines with the space for additional production lines in the future.

In 2021, approximately 99% of our product volume was manufactured with Freshpet owned equipment.

Expansion: Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity.

The construction of Freshpet Kitchens Ennis, located in Ennis, Texas, began in 2020 and is separated into 2 phases. We expect initial production to begin by the third quarter of 2022.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. Most of our ingredients are sourced locally from within a 300 mile radius of the Freshpet Kitchens, and 96% are from North America. We maintain rigorous standards for ingredient quality and safety. By volume, our single largest input is fresh chicken. In order to retain operating flexibility and negotiating leverage, we do not enter into exclusivity agreements or long-term commitments with any of our suppliers. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Outbound transportation from our facility is handled through a third-party refrigerated freight broker. We expect to be able to leverage certain distribution costs as volumes grow. For certain retailers, we use national and regional distributors.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our Freshpet-owned manufacturing lines allows us to exercise significant control over production. Our quality assurance team includes 13 salaried quality assurance supervisors, specialists and analysts, and 32 quality technicians with significant experience in pet and human food production.

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

Our Customers and Distributors

We sell our products throughout the United States, Canada, and Europe, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in approximately 23,600 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 30,000 stores in North America. We sell our products through the following classes of retail: grocery (including online), mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third-party distributor. In 2021, our largest distributor by net sales, McLane Company, Inc., accounted for 16% of our net sales and our largest customer, Target, accounted for 8% of our net sales.

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

We design and produce the Freshpet Fridge through a combination of in-house resources and world-class partners. We source our Freshpet Fridges from leading global commercial refrigerator manufacturers with whom we have a collaborative approach to refrigerator design and innovation. Once ordered by us, Freshpet Fridges are shipped to distribution centers for delivery and installation in retail stores.

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

Our network of fridges at approximately 23,600 retail locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, Twitter, TikTok and YouTube.

Our marketing strategy has allowed us to drive new consumers to our brand and develop a highly engaged community of users who actively advocate for Freshpet.

Competition

Pet food is a highly competitive industry. We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of The J.M. Smucker Company). We also compete with specialty and natural pet food manufacturers such as Colgate-Palmolive and General Mills. In addition, we compete with many regional niche brands in individual geographic markets, as well as the launch of new direct-to-consumer frozen brands.

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

Team Members & Human Capital Resources

We desire to progress towards a fair, healthy and safe workplace, while creating work environment policies that promote diversity, equality and inclusion for our valued employees. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our Company, as well as for our stockholders. We are proud of our focus on promoting human engagement across our operations - from our supply chain to our products - and are committed to build our business on a foundation of ethics.

Attracting and retaining talent at all levels is vital to continuing our success. We promote the work-life balance of our employees, we invest in our employees through high-quality benefits and various health and wellness initiatives, and we have created a healthy work environment in our offices. In order to incentivize and engage our workforce, Freshpet provides:

●	Industry-leading compensation, including stock compensation for every employee	●	Industry-leading healthcare offered equitably for every employee
●	Multi-year equity grants to "One-of-a-Kind Talent" employees identified by the Board	●	Competitive perquisites, including pet insurance, free healthy snack room and catered lunches
●	401(k) matching for every employee	●	Rigorous focus on Diversity & Inclusion to create an inclusive culture to attract, engage and retain our diverse talent

As of December 31, 2021, we had 789 employees, of which all but seven are located in the United States. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Website Information

The address of our corporate website is www.freshpet.com. Our annual reports, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders, as required by applicable law. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

The Company is upgrading its ERP system. This upgrade was completed in the first quarter of 2022.

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

The global spread of the coronavirus (COVID-19) and its related variants has created significant uncertainty and economic disruption, both near-term and potentially long-term. While the COVID-19 pandemic has not negatively impacted our sales to date, it is impossible to predict the impact of the pandemic going forward. Continued quarantines, government restrictions, rollout of vaccines or other governmental or societal responses, including any potential vaccine mandates, could impact our business in the future, perhaps materially.

The COVID-19 pandemic could disrupt our third party business partners' ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. In addition, our supply chain has experienced certain disruptions as a result of the COVID-19 pandemic which, together with other factors, could result in longer delivery lead times, increased cost and inventory shortage or obsolescence. As a result of the continued COVID-19 pandemic, global supply may become further constrained at any time, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.

Workforce limitations and travel restrictions resulting from the COVID-19 pandemic and related government actions have in the past, and may in the future, affect many aspects of our business. If a significant percentage of our workforce or any key employees are unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic, our operations, including manufacturing at our Freshpet Kitchens, may be negatively affected. The Company has incurred, and may continue to incur, additional costs related to initiatives that increase workplace safety and attempt to minimize potential manufacturing shutdowns. Additionally, other factors including reduced employment pools, federal subsidies offered in response to the COVID-19 pandemic, and other government regulations including any potential vaccine mandate, could contribute to increased labor shortages and employee turnover within our organization. In contrast, the end of the COVID-19 pandemic could cause pets, including dogs and cats, to be seen as less desirable companions and result in fewer purchases of our products. These trends have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing retail customers and consumers, and to attract new customers and consumers. Our ability to implement our advertising, increase our distribution, and innovate new products that are designed to increase and maintain sales volumes may be negatively affected as a result of decreased retailer traffic, modifications to retailer shelf reset timing or other activities during the COVID-19 pandemic. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks, such as COVID-19, which may negatively impact our business.

Adverse and uncertain economic conditions, such as decreases in per capita income or the level of disposable income, increased unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Towards the second half of Q1 2020, consumer demand for our products surged, primarily as a result of our end consumers stocking up on our products and increased pet adoption during the pandemic. During the initial surge, we could not fulfill demand for all of our product orders. If future surges outpace our capacity build or occur at unexpected times, we may be unable to fully meet our consumers' and customers' demands for our products. We cannot guarantee that the additional demand we have experienced for our products during the COVID-19 pandemic will continue when the pandemic ends.

The future impact of the COVID-19 pandemic on our business, including impact of inflation and supply contraints, including the duration of the pandemic and governmental and societal responses, are impossible to predict and could materially impact our business, financial condition and results of operations.

Risks Related to our Growth Strategy

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy by attracting new consumers to our brand, expanding distribution through the timely expansion of certain of our Freshpet Kitchens, the installation of new Freshpet Fridges and launching new products. Our ability to increase awareness, consumer trial and adoption of our products, and to implement this growth strategy depends, among other things, on our ability to:

●	implement our marketing strategy;
●	expand and maintain brand loyalty;
●	partner with customers to secure space for our Freshpet Fridges;
●	develop new product lines and extensions;
●	partner with distributors to deliver our products to customers;
●	continue to compete effectively in multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural; and
●	build capacity to meet demands, including the timely expansion of certain of our Freshpet Kitchens.

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

Loss of our key executive officers or personnel, or an inability to attract and retain such management and other personnel, could negatively affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The sudden loss of any of these executives' services or our failure to appropriately plan for any expected key executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract or retain talented new employees, our business and results of operations could be negatively affected.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2021, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for approximately 70% of our net sales. This percentage may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns (including those that may be related to the COVID-19 pandemic), our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

Due to limited manufacturing capacity and our continued growth, the Company is expanding its manufacturing capacity. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments." If our growth exceeds our expectations, we may not be able to increase our own manufacturing capacity to, or obtain contract manufacturing capacity at, a level that meets demand for our products, which could prevent us from meeting increased customer demand and harm our business. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets, and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have supply agreements with co-packers that require them to provide us with specific finished products. We rely on co-packers as our sole source for certain products. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of a co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-packing agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-packing arrangement with another provider. During economic downturns (including those that may be related to the COVID-19 pandemic), our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-packing arrangement may not be available on terms as favorable to us as the existing co-packing arrangement, if at all.

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

Our ability to meet our workforce needs, particular for staffing our Freshpet Kitchens, is crucial

We rely on the existence of an available, qualified workforce to efficiently execute our operations and manufacture our products. Competition for qualified employees or inflationary pressures on employee compensation could require us to pay higher wages to attract and retain a sufficient number of qualified employees. We cannot be certain that we will be able to attract and retain qualified employees to meet current or future operational needs at a reasonable cost, or at all.

Although none of our employees are currently covered under collective bargaining agreements, any disruption in our employee relationships, including hiring and retaining our employees, could adversely affect our ability to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all.

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

In recent years, we have expanded our global footprint by entering into new markets and may expand into additional markets in the future. For example, we currently do business with three retailers in the United Kingdom, where our products are selling in approximately 403 stores.  As we expand our business into new countries, we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.

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

For example, the long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities, including our ingredients, and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance.

Additionally, compliance with environmental legislation and regulations, particularly if they are more aggressive than our current sustainability measures used to monitor our emissions and improve our energy efficiency, may increase our costs and adversely affect our results of operations. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business, financial condition and results of operations could be negatively impacted.

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

As of December 31, 2021, we had federal net operating loss (“NOLs”) carryforwards of approximately $291.8 million and state NOLs of approximately $229.5 million that we may use to offset against taxable income for U.S. federal and state income tax purposes, respectively. In general, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its “pre-ownership change” NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create additional limitations on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause an increase in the amount of our aggregate payments of U.S. federal and state income taxes in future years. In addition, (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2020 cannot be carried back to prior taxable years. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Risks Related to LIBOR Phase-out

Certain of our variable rate indebtedness uses LIBOR as a benchmark, which is subject to regulatory uncertainty that could increase the cost of our variable rate indebtedness.

Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR's administrator announced in March 2021 that it intends to cease publication of LIBOR rates (i) with respect to U.S. dollar LIBOR with interest periods of 1 week and 2 months, after December 31, 2021 and (ii) with respect to U.S. dollar LIBOR with all other interest periods, after June 30, 2023, and as a result, methods of calculating LIBOR are evolving. We may need to renegotiate the terms of the agreements governing our indebtedness or any other agreements that use LIBOR to replace LIBOR with the new standard, such as the Secured Overnight Financing Rate (SOFR), or to otherwise agree with the parties to any such agreements using LIBOR on a new means of calculating interest. At this time we cannot reasonably estimate the expected impact on our business of the discontinuation of LIBOR.

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors that are beyond our control, resulting in a decline in our stock price.

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

As of December 31, 2021, we had 43,435,048 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

We own the Freshpet Kitchens Bethlehem ("Kitchens 1.0" and "Kitchens 2.0"). Kitchens 1.0 is approximately a 100,000 square-foot manufacturing facility, and Kitchens 2.0 is approximately a 140,000 square-foot manufacturing facility, each located in Bethlehem, Pennsylvania (together, the "Freshpet Kitchens Bethlehem"). We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for our business as presently conducted.

Additionally we own a second location in Ennis, Texas ("Freshpet Kitchens Ennis"), which is in the process of being constructed. We expect initial production to begin by the third quarter of 2022. For additional information on our production facilities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

ITEM 3. LEGAL PROCEEDINGS

We are party to litigation proceedings. While the results of such litigation proceedings cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1A. Risk Factors” and Note 7 to our Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issueR purchases of equity secuRIties

Market Information

Shares of our common stock are publicly traded on the Nasdaq Global Market under the symbol "FRPT".

The number of stockholders of record of our common stock as of February 25, 2022 was 382. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the five year period ended December 31, 2021. The graph assumes that $100 was invested on December 31, 2016, in each of our common stock, the NASDAQ Composite and the Russell 3000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
31-Dec-16	$100.00	$100.00	$100.00
31-Dec-17	$186.70	$128.24	$118.85
31-Dec-18	$316.85	$123.26	$110.54
31-Dec-19	$582.17	$166.68	$142.09
31-Dec-20	$1,398.92	$239.42	$168.84
31-Dec-21	$938.62	$290.63	$209.36

Unregistered sales of equity securities

None.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in “Risk Factors.” The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included elsewhere in this report. For more information regarding our consolidated results and liquidity and capital resources for the year ended December 31, 2020 as compared to the year ended December 31, 2019, refer to "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K, which information is incorporated herein by reference.

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since Freshpet's inception in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process, we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate, and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridge and our culture.

Recent Developments

During 2021, our household penetration growth was below our historical rate, but we believe we are still progressing towards our long-term household penetration goal. During late 2021, we announced two price increases designed to address the margin impact of inflation on our input costs, logistics and labor. We believe the household penetration impact as a reaction to our price increase to be a short-term setback when the higher pricing first appears on the shelf, but we expect it to turn positive through product distribution and media. We believe our buying rate will likely benefit from the higher pricing. We have excess buffer capacity in our plans to ensure continuity of operations and insulate from disruptions and prepare us for the increased demand we expect by the end of 2022.

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

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of pet food products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 23,600 retail stores as of December 31, 2021. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials and inbound freight, as well as depreciation, amortization and non-cash share-based compensation tied to production. We expect to mitigate any adverse movement in input costs through a combination of cost management and price increases.

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

Share-based compensation. We account for all share-based compensation payments issued to employees, directors and non-employees using a fair value method. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the grant date using the Black-Scholes Merton option-pricing model. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method.

Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $291.8 million as of December 31, 2021, of which, approximately $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2021, of approximately $116.4 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2021, we had approximately $229.5 million of state NOLs, which expire between 2022 and 2041, and had $14.3 million of foreign NOLs which do not expire. At December 31, 2021, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Twelve Months Ended December 31,
	2021		2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$425,489	100%	$318,790	100%	$245,862	100%
Cost of goods sold	263,343	62	185,880	58	131,665	54
Gross profit	162,146	38	132,910	42	114,197	46
Selling, general and administrative expenses	186,809	44	134,908	42	114,450	47
(Loss) from operations	(24,663)	(6)	(1,998)	(1)	(253)	(0)
Other income/(expenses), net	13	0	87	0	5	0
Interest expense	(2,882)	(1)	(1,212)	(0)	(991)	(0)
(Loss) before income taxes	(27,532)	(7)	(3,123)	(1)	(1,239)	(1)
Income tax expense	162	0	65	0	144	0
Loss on equity method investment	2,005	0	-	0	-	0
Net (loss)	$(29,699)	(7)%	$(3,188)	(1)%	$(1,383)	(1)%

Twelve Months Ended December 31, 2021 Compared To Twelve Months Ended December 31, 2020

Net Sales

The following table sets forth net sales by class of retail:

	Year Ended December 31,
	2021			2020
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$356,965	84%	18,139	$272,008	85%	17,770
Pet Specialty and Natural (2)	68,524	16%	5,492	46,782	15%	4,946
Net Sales (3)	$425,489	100%	23,631	$318,790	100%	22,716

(1)	Stores at December 31, 2021 and December 31, 2020 consisted of 12,723 and 12,560 grocery (including online) and 5,416 and 5,210 mass and club, respectively.

(2)	Stores at December 31, 2021 and December 31, 2020 consisted of 5,017 and 4,470 pet specialty and 475 and 476 natural, respectively.

(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $106.7 million, or 33.5%, to $425.5 million for the twelve months ended December 31, 2021 as compared to the same period in the prior year. The $106.7 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $85.0 million, and Pet Specialty and Natural of $21.7 million. The net sales increase was driven by overall velocity gains and an increase of Freshpet Fridges store locations and fridges, which grew by 4.0% from 22,716 as of December 31, 2020 to 23,631 as of December 31, 2021.

Gross Profit

Gross profit increased $29.2 million, or 22.0%, to $162.1 million for the twelve months ended December 31, 2021 as compared to the same period in the prior year. The increase in gross profit was primarily driven by higher net sales offset by decreased gross margin.

Our gross profit margin of 38.1% for the twelve months ended December 31, 2021, was a decrease of 360 basis points compared to the same period in the prior year, due to increased costs at our Freshpet Kitchen of 290 basis points as a result of the wage increase and investments as we grow into capacity, inflation of ingredient cost of 90 basis points, increased depreciation and stock compensation cost of 120 basis points, slightly offset by lower plant start-up cost of 70 basis points, and lower COVID-19 related cost of 70 basis points.

Adjusted Gross Profit was $189.5 million and $154.1 million in the years ended December 31, 2021 and 2020, respectively. Adjusted Gross Profit Margin as a percentage of net sales was 44.5% and 48.3% in the years ended December 31, 2021 and 2020, respectively. Adjusted Gross Profit excludes $16.5 million of depreciation and amortization expense, $4.9 million of plant start-up expense, $4.2 million of non-cash share-based compensation and $1.8 million of COVID-19 expense in 2021 and excludes $9.6 million of depreciation and amortization expense, $6.0 million of plant start-up expense, $2.1 million of non-cash share-based compensation and $3.5 million of COVID-19 expense in 2020. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to Gross Profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

SG&A expenses increased $51.9 million, or 38.5%, to $186.8 million for the twelve months ended December 31, 2021 as compared to the same period in the prior year. Key components of the increase include higher variable costs of $21.7 million due to increased volume and increased freight cost, increased non-cash share-based compensation of $12.1 million, increased media expense of $13.1 million, increased depreciation expense of $2.4 million, higher incremental operating costs of $0.6 million and selling expense of $2.1 million. The increased operating expenses were primarily due to new hires, and increased employee incentive and benefit costs. As a percentage of net sales, selling, general and administrative expenses increased to 43.9% for the twelve months ended December 31, 2021 from 42.3% for the twelve months ended December 31, 2020.

Adjusted SG&A was $146.5 million and $107.2 million in the years ended December 31, 2021 and 2020, respectively. Adjusted SG&A increased as a percentage of net sales to 34.4% in the year ended December 31, 2021 as compared to 33.6% of net sales in the year ended December 31, 2020. The increase of 80 basis points in Adjusted SG&A is a result of increasing variable cost of 259 basis points due to freight costs, and media as a percentage of net sales increasing by 51 basis points, offset by leverage of 230 basis points. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased $22.7 million from a loss of $2.0 million for the twelve months ended December 31, 2020 to a loss of $24.7 million for the twelve months ended December 31, 2021 as a result of the factors discussed above.

Interest Expense

Interest expense was $2.9 million and $1.2 million for the twelve months ended December 31, 2021 and 2020, respectively, relating primarily to our credit facilities. See “—Liquidity and Capital Resources.”

Other Income/(Expenses), net

Other income/(expenses), net decreased $0.1 million from an income of $0.1 million for the twelve months ended December 31, 2020 to income of less than $0.1 million for the twelve months ended December 31, 2021.

Loss on equity method investment

Our loss on equity method investment for the twelve months ended December 31, 2021 was $2.0 million from the Company's 19% interest in a privately held company.

Net Loss

Net loss increased $26.5 million, or 831.6%, to net loss of $29.7 million for the twelve months ended December 31, 2021 as compared to net loss of $3.2 million for the same period in the prior year. Net loss was 7.0% of net sales for the twelve months ended December 31, 2021 as compared to a net loss of 1.0% of net sales for the same period in the prior year.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, plant start-up expense, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses. As of the fourth quarter of 2021, all remaining COVID-19 related expenses are part of our operating performance. EBITDA represents net income (loss) plus interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, launch expenses, plant start-up expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses.

We believe that each of these non-GAAP financial measures provides additional metrics to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provides a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S. GAAP financial measures, such as net sales, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2021	2020	2019
	(Dollars in thousands)
Net (loss)	$(29,699)	$(3,188)	$(1,383)
Depreciation and amortization	30,468	21,125	15,921
Interest expense	2,882	1,211	991
Income tax expense	162	65	144
EBITDA	$3,813	$19,213	$15,673
Loss on equity method investment	$2,005	$-	$-
Loss on disposal of equipment	1,000	1,805	787
Non-cash share-based compensation	24,998	10,925	7,834
Launch expense (a)	3,130	3,421	4,563
Plant start-up expenses (b)	4,868	5,962	—
Equity offering expenses (c)	—	58	302
Enterprise Resource Planning (d)	1,379	1,682	—
COVID-19 expense (e)	1,758	3,854	—
Adjusted EBITDA	$42,951	$46,920	$29,159
Adjusted EBITDA as a % of Net Sales	10.1%	14.7%	11.9%

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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2021	2020	2019
	(Dollars in thousands)
Gross Profit	$162,146	$132,910	$114,197
Depreciation expense	16,545	9,576	6,370
Plant start-up expense (a)	4,868	5,962	—
Non-cash share-based compensation	4,152	2,132	922
COVID-19 expense (b)	1,753	3,497	—
Adjusted Gross Profit	$189,464	$154,077	$121,489
Adjusted Gross Profit as a % of Net Sales	44.5%	48.3%	49.4%

(a)	Represents additional operating costs incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.

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

The following table provides a reconciliation of Adjusted SG&A expenses to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2021	2020	2019
	(Dollars in thousands)
SG&A expenses	$186,809	$134,908	$114,450
Depreciation and amortization expense	13,923	11,549	9,551
Non-cash share-based compensation	20,846	8,793	6,912
Launch expense (a)	3,130	3,421	4,563
Loss on disposal of equipment	1,000	1,805	649
Equity offering expenses (b)	—	58	302
Enterprise Resource Planning (c)	1,379	1,682	—
COVID-19 expense (d)	5	357	—
Adjusted SG&A Expenses	$146,526	$107,243	$92,473
Adjusted SG&A Expenses as a % of Net Sales	34.4%	33.6%	37.6%

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

(d)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs to mitigate potential supply chain disruptions during the pandemic included in SG&A.

Liquidity and Capital Resources

Developing our business will require significant capital in the future. We expect to make future capital expenditures of approximately $219.0 million in connection with the completion of our planned development and of Freshpet Kitchens Ennis Phase 1, Ennis Chicken Processing and Freshpet Kitchens South. We have invested approximately $243.6 million in the Ennis Phase 1 project to date of a budget of $335 million. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, planned borrowing capacity and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	December 31,	December 31,
	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$72,788	$67,247
Accounts receivable, net of allowance for doubtful accounts	34,780	18,438
Inventories, net	35,574	19,119
Prepaid expenses	5,834	3,378
Other current assets	1,349	914
Accounts payable	(42,612)	(16,452)
Accrued expenses	(14,950)	(15,371)
Current operating lease liabilities	(1,384)	(1,298)
Total Working Capital	$91,379	$75,975

Working capital consists of current assets net of current liabilities. Working capital increased $15.4 million to $91.4 million at December 31, 2021 compared with $76.0 million at December 31, 2020. The increase was primarily a result of an increase of $16.5 million in inventory and $16.3 million in accounts receivable, offset by an increase of $26.2 million in accounts payable primarily related to an increase of capital expense not paid as of December 31, 2021 compared to prior year.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 16 days.

For the year ended December 31, 2021 our capital resources consisted of primarily $72.8 million cash on hand, $348.0 million available under our $350.0 million credit facilities, which reflects $2.0 million reserved for two letters of credit. For the year ended December 31, 2020, our capital resources consisted primarily of $67.2 million cash on hand and $163.0 million available under our credit facilities. The credit facilities will mature in February 2026.

As of December 31, 2021 and December 31, 2020, we had no debt outstanding under our credit facilities.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities and our ending balance of cash.

	Year Ended
	December 31,
	2021	2020
	(Dollars in thousands)
Cash at the beginning of period	$67,247	$9,472
Net cash generated in operating activities	647	21,193
Net cash used in investing activities	(322,099)	(162,462)
Net cash provided by financing activities	326,993	199,044
Cash at the end of period	$72,788	$67,247

Net Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, change in operating lease right of use asset, loss on equity method investment, and share-based compensation).

2021

Net cash provided by operating activities of $0.6 million in 2021 was primarily attributable to:

●

$31.2 million of net income adjusted for reconciling non-cash items, which excludes $60.9 million of non-cash items primarily related to $30.5 million in depreciation and amortization, $25.0 million in share-based compensation, $2.0 million of investments in equity method investment, $1.3 million of change in operating lease right of use asset, $1.2 million of amortization of deferred financing costs, $0.5 million in loss on disposal of equipment, and $0.3 million in inventory obsolescence.

This was offset by:

●	$30.6 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventory, other assets, prepaid expenses, other lease liabilities and accrued expenses, offset by change in accounts payable.

2020

Net cash provided by operating activities of $21.2 million in 2020 was primarily attributable to:

●

$33.0 million of net income adjusted for reconciling non-cash items, which excludes $36.2 million of non-cash items primarily related to $21.1 million in depreciation and amortization $10.9 million in share-based compensation, $1.8 million in loss on disposal of equipment, $1.3 million of change in operating lease right of use asset, and $0.8 million of amortization of deferred financing costs.

This was offset by:

●

$11.8 million decrease due to changes in operating assets and liabilities. The decrease is mainly due to the change in accrued expenses, inventory, accounts payable, other assets, and other lease liabilities, offset by change in prepaid expenses and accounts receivable.

Net Cash Used in Investing Activities

2021

Net cash used in investing activities of $322.1 million in 2021 relates primarily to:

●	$3.0 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
●	$73.8 million capital expenditures related to Freshpet Kitchens South expansion.
●	$208.2 million capital expenditures related to Freshpet Kitchens Ennis.
●	$16.8 million in plant recurring capital expenditures.
●	$20.3 million capital expenditures relating to investment in fridges and other capital spend.

2020

Net cash used in investing activities of $162.5 million in 2020 relates primarily to:

●	$67.4 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
●	$6.1 million capital expenditures related to Freshpet Kitchens South expansion.
●	$30.6 million capital expenditures related to Freshpet Kitchens Ennis expansion.
●	$7.5 million in plant recurring capital expenditures.
●	$23.0 million capital expenditures relating to investment in fridges and other capital spend.
●	$27.9 million in connection with an equity method investment pursuant to which the Company received a 19% interest in a privately held company.
●	$20.0 million purchase of short-term investments.

This was partially offset by:

●	$20.0 million proceeds from maturities of short-term investments.

Net Cash Provided by Financing Activities

2021

Net cash provided by financing activities was $327.0 million in 2021 mainly attributable to:

●	$332.2 million of proceeds from common shares issued in a primary offering, net of issuance cost.
●	$2.3 million of proceeds from the exercise of stock options.

This was partially offset by:

●	$4.2 million for tax withholdings related to net share settlements of restricted stock units.
●	$3.3 million for debt issuance cost related to the new credit facilities.

2020

Net cash provided by financing activities was $199.0 million in 2020 mainly attributable to:

●	$252.1 million of proceeds from common shares issued in a primary offering, net of issuance cost.
●	$20.9 million of proceeds from borrowing under our credit facilities.
●	$5.4 million of proceeds from the exercise of stock options.

This was partially offset by:

●	$76.0 million repayment of borrowing under our credit facilities.
●	$2.6 million for tax withholdings related to net share settlements of restricted stock units.
●	$0.8 million for debt issuance cost related to the new credit facilities.

Indebtedness

See Note 6 to our Consolidated Financial Statements for a discussion of our debt obligations.

Contractual Obligations and Commitments

The following table sets forth our expected contractual obligations as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	Between 1-3 Years	Between 3-5 Years
Operating lease obligations	$7,863	$1,764	$4,523	$1,576
Manufacturing processing obligations	8,961	2,663	6,298	—
Utility servicing obligations	2,853	443	2,410	—
Warehouse obligations	280	205	75	—
Equipment and building obligations	4,055	4,055	—	—
Total	$24,012	$9,130	$13,306	$1,576

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

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

The following critical accounting policies reflect significant judgments and estimates used in preparation of our consolidated financial statements:

Revenue Recognition and Incentives—Revenue is reported net of applicable trade incentives and allowances.  Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis. The Company applies judgment in the determination of the amount of consideration the Company receives from its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue the Company recognizes varies with changes in trade incentives the Company offers to its customers and their consumers. Trade incentives consist primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

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

We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have a Net Sales and/or Adjusted EBITDA target from FY 2021 through FY 2024. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the probability assessment is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 (Recently Adopted Standards) to our audited consolidated financial statements included in this report.

Segment

We have determined we operate in one segment: the manufacturing, marketing and distribution of pet food and pet treats for dogs and cats.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of December 31, 2021, we did not have any outstanding borrowings under our credit facilities.

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

While generally we have been able to offset inflation and other changes in the costs of key operating resources through price increases, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility. In addition, macroeconomic conditions could make additional price increases imprudent. There can be no assurance that all future cost increases can be offset by increased prices or that increased prices will be fully absorbed without any resulting changes in their purchasing patterns.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the twelve months ended December 31, 2021 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of December 31, 2021, there were no forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESHPET, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Freshpet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of the probability of achieving the vesting performance criteria of share-based awards

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company recognizes share-based compensation based on the value of the number of share-based payment awards that are ultimately expected to vest during the period. Share-based awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have 1) an annual revenue target or 2) an adjusted earnings before interest, taxes, depreciation and amortization target within fiscal years 2022 through 2024. At each reporting period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. When achievement of the vesting criteria is considered probable, compensation cost is recognized. As of December 31, 2021, there were 305,000 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $22.5 million.

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

Short Hills, New Jersey
March 1, 2022

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,788	$67,247
Accounts receivable, net of allowance for doubtful accounts	34,780	18,438
Inventories, net	35,574	19,119
Prepaid expenses	5,834	3,378
Other current assets	1,349	914
Total Current Assets	150,325	109,096
Property, plant and equipment, net	583,922	281,073
Deposits on equipment	4,100	3,710
Operating lease right of use assets	6,537	7,866
Equity method investment	25,856	27,894
Other assets	13,670	4,749
Total Assets	$784,410	$434,388
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,612	$16,452
Accrued expenses	14,950	15,371
Current operating lease liabilities	1,384	1,298
Total Current Liabilities	$58,946	$33,121
Long term operating lease liabilities	5,710	7,098
Total Liabilities	$64,656	$40,219
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 43,449 issued and 43,435 outstanding on December 31, 2021, and 40,732 issued and 40,718 outstanding on December 31, 2020	43	41
Additional paid-in capital	955,710	600,388
Accumulated deficit	(235,623)	(205,924)
Accumulated other comprehensive (loss)	(120)	(80)
Treasury stock, at cost — 14 shares on December 31, 2021 and on December 31, 2020	(256)	(256)
Total Stockholders' Equity	719,754	394,169
Total Liabilities and Stockholders' Equity	$784,410	$434,388

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2021	2020	2019
NET SALES	$425,489	$318,790	$245,862
COST OF GOODS SOLD	263,343	185,880	131,665
GROSS PROFIT	162,146	132,910	114,197
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	186,809	134,908	114,450
(LOSS) FROM OPERATIONS	(24,663)	(1,998)	(253)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	13	87	5
Interest Expense	(2,882)	(1,212)	(991)
	(2,869)	(1,125)	(986)
(LOSS) BEFORE INCOME TAXES	(27,532)	(3,123)	(1,239)
INCOME TAX EXPENSE	162	65	144
LOSS ON EQUITY METHOD INVESTMENT	2,005	—	—
(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,699)	$(3,188)	$(1,383)
OTHER COMPREHENSIVE (LOSS):
Change in foreign currency translation	$(40)	$(1)	$(48)
TOTAL OTHER COMPREHENSIVE (LOSS)	(40)	(1)	(48)
TOTAL COMPREHENSIVE (LOSS)	$(29,740)	$(3,189)	$(1,430)
NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.69)	$(0.08)	$(0.04)
-DILUTED	$(0.69)	$(0.08)	$(0.04)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	42,931	39,758	35,950
-DILUTED	42,931	39,758	35,950

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2018	35,557	$35	$323,080	$(201,353)	$(32)	14	$(256)	$121,474
Exercise of options to purchase common stock	514	1	4,460	—	—	—	—	4,460
Issuance of restricted stock units	92	—	(1,295)	—	—	—	—	(1,295)
Share-based compensation expense	—	—	8,055	—	—	—	—	8,055
Foreign Currency Translation	—	—	—	—	(47)	—	—	(48)
Net (loss)	—	—	—	(1,383)	—	—	—	(1,383)
BALANCES, December 31, 2019	36,162	$36	$334,299	$(202,735)	$(79)	14	$(256)	$131,265
Exercise of options to purchase common stock	479	—	5,441	—	—	—	—	5,441
Issuance of restricted stock units	91	—	(2,568)	—	—	—	—	(2,568)
Share-based compensation expense	—	—	11,157	—	—	—	—	11,157
Shares issued in primary offering, net of issuance costs	4,000	4	252,058	—	—	—	—	252,062
Foreign Currency Translation	—	—	—	—	(1)	—	—	(1)
Net (loss)	—	—	—	(3,188)	—	—	—	(3,188)
BALANCES, December 31, 2020	40,732	$41	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	224	—	2,271	—	—	—	—	2,271
Issuance of restricted stock units	78	—	(4,187)	—	—	—	—	(4,187)
Share-based compensation expense	—	—	25,068	—	—	—	—	25,068
Shares issued in primary offering, net of issuance costs	2,415	2	332,170	—	—	—	—	332,172
Foreign Currency Translation	—	—	—	—	(40)	—	—	(40)
Net (loss)	—	—	—	(29,699)	—	—	—	(29,699)
BALANCES, December 31, 2021	43,449	43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(29,699)	$(3,188)	$(1,383)
Adjustments to reconcile net (loss) to net cash flows provided by operating activities:
Provision for loss (gains) on accounts receivable	29	(23)	15
Loss on disposal of equipment	538	1,805	787
Share-based compensation	24,998	10,925	7,834
Inventory obsolescence	349	232	113
Depreciation and amortization	30,468	21,125	15,922
Amortization of deferred financing costs and loan discount	1,212	834	211
Change in operating lease right of use asset	1,329	1,289	432
Loss on equity method investment	2,005	—	—
Changes in operating assets and liabilities:
Accounts receivable	(16,371)	166	(8,019)
Inventories	(16,804)	(6,808)	(3,338)
Prepaid expenses and other current assets	(2,891)	9,437	(11,969)
Other assets	(7,899)	(719)	118
Accounts payable	14,958	(5,922)	2,777
Accrued expenses	(273)	(6,762)	13,082
Other lease liabilities	(1,302)	(1,198)	(265)
Net cash flows provided by operating activities	647	21,193	16,317
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(20,000)	—
Proceeds from maturities of short-term investments	—	20,000	—
Investments in equity method investment	—	(27,894)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(322,099)	(134,568)	(70,633)
Net cash flows used in investing activities	(322,099)	(162,462)	(70,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	332,172	252,062	—
Proceeds from exercise of options to purchase common stock	2,271	5,441	4,460
Tax withholdings related to net shares settlements of restricted stock units	(4,187)	(2,568)	(1,295)
Proceeds from borrowings under Credit Facilities	—	20,933	72,291
Repayment of borrowings under Credit Facilities	—	(76,000)	(18,500)
Financing fees paid in connection with borrowings	(3,263)	(824)	(723)
Net cash flows provided by financing activities	326,993	199,044	56,234
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,541	57,775	1,917
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,247	9,472	7,554
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,788	$67,247	$9,472
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$182	$88	$9
Interest paid	$1,730	$1,061	$522
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$22,482	$11,281	$7,575
Non-cash acquisitions of property, plant and equipment	—	—	$1,750

See accompanying notes to the consolidated financial statements.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies:

Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, "we," "us" or "our"), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada and other international markets, into major retail classes including Grocery (including online), Mass and Club, Pet Specialty, and Natural retail.

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

Equity method investment – The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. The Company has elected to record its share of equity in income (losses) of equity method investments on a one-quarter lag based on the most recently available financial statements.

On September 2, 2020, the Company acquired a 19% interest in a privately held company that operates in our industry for $27.9 million. The Company concluded that they are not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct activities that most significantly impact the economic performance. The total $27.9 million is comprised of an initial investment of $26.6 million and $1.3 million of transaction costs. The Company accounts for the investment under the equity method of accounting based on our ability to exercise significant influence even though the Company's percentage of ownership is below 20%. The basis difference between the Company's carrying value of its investment and the amount of underlying equity in net assets of the privately held company is not material to the Company's consolidated financial statements.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

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

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2021, and 2020, the Company determined that full valuation of its net deferred tax assets and liabilities is appropriate.

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

(in thousands, except per share data)

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

As of December 31, 2021, the Company only maintained Level 1 assets and liabilities.

Debt Issuance Cost - During the first quarter of 2021, as part of the Sixth Amendment (as defined below), the Company incurred an additional $3,263 of fees in 2021 associated with the debt modification, of which $2,797 of the fees were related to the Delayed Draw Term Loan (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company's policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets. As of December 31, 2021 and 2020, there was $2,478 and $983 of debt issuance cost that was recorded to other assets, and $793 and $284 was recorded to other current assets, respectively.

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

(in thousands, except per share data)

Sales taxes and other similar taxes are excluded from revenue.

There were no contract assets as of December 31, 2021 and 2020.

Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Twelve Months Ended
	December 31,
	2021	2020	2019
Grocery (including Online), Mass and Club	$356,965	$272,008	$206,550
Pet Specialty and Natural	68,524	46,782	39,312
Net Sales (a)	$425,489	$318,790	$245,862

(a) Online sales associated with each class of retailer are included within their respective total.

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $53,687, $38,483, and $34,261, in 2021, 2020, and 2019, respectively. As of December 31, 2021, 2020, and 2019 we had $1,173, $128 and $575, respectively, of production cost in prepaid expense, representing advertising that had yet to take place.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $47,713, $27,167, and $19,820 for the years ended December 31, 2021, 2020 and 2019, respectively.

Implementation Costs of Cloud Computing Arrangement – As of December 31, 2021 and 2020, the Company incurred $7,380 and $10, respectively, in costs related to the implementation costs of our new ERP system associated with our cloud computing arrangement within other assets. The cost will be recognized over the term of the agreement, expected to begin in 2022.

Recently Adopted Standards

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 – Inventories:

Inventories are summarized as follows:

	December 31,	December 31,
	2021	2020
Raw Materials and Work in Process	$13,339	$9,347
Packaging Components Material	2,823	1,872
Finished Goods	19,704	8,365
	35,866	19,584
Reserve for Obsolete Inventory	(292)	(465)
Inventories, net	$35,574	$19,119

Note 3 – Property, Plant and Equipment:

	December 31,	December 31,
	2021	2020
Refrigeration Equipment	$122,063	$107,703
Machinery and Equipment	140,471	106,336
Building, Land, and Improvements	150,927	101,786
Furniture and Office Equipment	8,844	5,687
Leasehold Improvements	1,319	1,301
Construction in Progress	273,880	44,497
	697,504	367,310
Less: Accumulated Depreciation	(113,582)	(86,237)
Property, Plant and Equipment, net	$583,922	$281,073

Depreciation expense related to property, plant and equipment totaled $29,467, $20,805, and $15,600 for the years ended December 31, 2021, 2020 and 2019, respectively; of which $16,545, $9,576, and $6,370 was recorded in cost of goods sold for 2021, 2020 and 2019, respectively, with the remainder of depreciation and amortization expense being recorded to selling, general and administrative expense.

Note 4 – Income Taxes

A summary of income taxes as follows:

	Year Ended December 31,
	2021	2020	2019
Federal	$—	$—	$—
State	162	65	144
International	—	—	—
	$162	$65	$144

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	7.4%	39.2%	36.6%
Permanent items	30.6%	284.4%	312.2%
Other	(0.2%)	5.6%	5.6%
State rate change	(0.5%)	0.2%	(24.3%)
Valuation allowance	(58.8%)	(352.5%)	(362.7%)
Effective tax rate	(0.5%)	(2.1%)	(11.6%)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2021, 2020 and 2019.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2021	2020	2019
Net operating loss	$73,436	$60,268	$49,626
Stock option expense	12,169	6,454	5,063
Property and equipment	(14,957)	(11,941)	(10,372)
Other	2,845	1,194	966
Less: Valuation allowance	(73,493)	(55,975)	(45,283)
Net deferred income tax assets	$-	$-	$-

At December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of $291.8 million, of which $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2021 of $116.4 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. At December 31, 2021, the Company had $229.5 million of State NOLs which expire between 2022 and 2041, and had $14.3 million of foreign NOLs which do not expire.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2021, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2021, 2020, and 2019.

The Company considered the impact of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m); however, to the extent an adjustment to the deferred tax asset is required the impact will be offset by a corresponding adjustment to the valuation allowance.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 5 – Accrued Expenses:

	2021	2020
Accrued Compensation and Employee Related Costs	$6,934	$8,185
Accrued Chiller Cost	2,050	2,049
Accrued Customer Consideration	828	502
Accrued Freight	1,547	1,002
Accrued Production Expenses	1,862	705
Accrued Corporate and Marketing Expenses	1,081	2,313
Other Accrued Expenses	648	615
Accrued Expenses	$14,950	$15,371

Note 6 – Debt:

On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement ("Sixth Amendment"), which amended and restated in full the Company's Fifth Amended and Restated Loan and Security Agreement, dated as of April 17, 2020. The Sixth Amendment provides for a $350,000 senior secured credit facility (the "Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility"), which replaces the Company's prior $130,000 delayed draw term loan facility and $35,000 revolving loan facility.

The Credit Facility matures on February 19, 2026 and borrowings thereunder bear interest at variable rates depending on the Company's election, either at a base rate or at LIBOR (or a comparable successor rate if LIBOR no longer exists), in each case, plus an applicable margin. Subject to the Company's leverage ratio, the applicable margin varies between 0.75% and 2.25% for base rate loans and 1.75% and 3.25% for LIBOR loans. The Company has the option to borrow term loans under the Delayed Draw Facility ("Delayed Draw Term Loans") until August 19, 2023, subject to certain conditions. Commencing on August 19, 2022, the amount of any outstanding Delayed Draw Term Loans shall be repayable in equal consecutive quarterly installments equal to 1/28th of the total single term loan ("the Initial Combined Delayed Draw Term Loan"). Commencing on August 19, 2023, the amount of any outstanding Delayed Draw Term Loans, combined with the Initial Combined Delayed Draw Term Loan, shall be repayable in equal consecutive quarterly installments equal to 1/28th of the outstanding Delayed Draw Term Loans and the remainder shall be due and payable on February 19, 2026.

Borrowings under the Credit Facility are secured by substantially all of the Company's and certain of its subsidiaries' assets. The Sixth Amendment requires compliance with various covenants customary for agreements of this type, including financial covenants and negative covenants that limit, among other things, the Company's ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, permit a change of control, pay dividends or distributions, make investments, and enter into certain transaction with affiliates. The Sixth Amendment also includes events of default customary for agreements of this type.

As of December 31, 2021, the Company had no debt outstanding under the Credit Facility. The Credit Facility includes a quarterly commitment fee on any unused amounts at a per annum rate between 0.30% to 0.50% depending on the aggregate principal outstanding.

In connection with entering into the Sixth Amendment, the Company newly incurred $3,166 of debt issuance costs, which are capitalized on the balance sheet and amortized over the life of the Credit Facility, and wrote off $485 of fees incurred from the prior credit facilities under ASC 470-50. As of December 31, 2021 and 2020, there was $3,272 and $1,220 of debt issuance cost from the Credit Facility as well as fees incurred from the prior credit facilities applied to the Credit Facility under ASC 835-30 along with ASU 2015-03.

Interest expense and fees totaled $2,882, $1,212 and $991 for the years ended December 31, 2021, 2020 and 2019, respectively. There was no accrued interest on the credit facilities as of December 31, 2021, $135 of accrued interest on the credit facilities as of December 31, 2020, and 298 of accrued interest on the credit facilities as of December 31, 2019.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Commitments and Contingencies

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

	As of December 31,
	2021	2020
Weighted-average remaining lease term	4.51	5.43
Weighted-average discount rate	6.2%	6.1%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of adoption to determine the present value of lease payments.

Costs related to lease obligations for the years ended December 31, 2021 and 2020 were as follows:

	For the Twelve Months Ended December 31,
	2021	2020
Operating lease cost	$1,779	$1,796

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Twelve Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,753	$1,707
Right-of-use assets obtained in exchange for lease obligations	$-	$18

As of December 31, 2021, future minimum payments due under lease obligations for five years were as follows:

Operating Lease Obligations	As of December 31, 2021
2022	$1,764
2023	1,802
2024	1,511
2025	1,210
2026 and beyond	1,576
Total lease payments	$7,863
Less: Imputed interest	(769)
Present value of lease liabilities	$7,094

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Rent expense for operating leases, in accordance with the leasing standard was $1,606 in 2019.

As of December 31, 2021, future minimum payments due under manufacturing and service obligations for five years were as follows:

Manufacturing and Servicing Obligations	December 31, 2021
2022	$7,366
2023	3,288
2024	4,783
2025 and beyond	712
Total Manufacturing and Servicing Obligations	$16,149

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 8 – Equity Incentive Plans and Equity:

Total compensation cost for share-based payments recognized for the years ended  December 31, 2021, 2020, and 2019 was approximately $24,998, $10,925, and $7,834, respectively. Cost of goods sold for the years ended December 31, 2021, 2020, and 2019 included share-based compensation of approximately $4,152, $2,132, and $922, respectively. Selling, general, and administrative expense for the year ended December 31, 2021, 2020, and 2019 included share-based compensation of approximately $20,846, $8,793, and $6,912, respectively. Capital expenditures recorded for the Freshpet Kitchens expansion project included share-based compensation of approximately $71, $232 and $221 during the years ended December 31, 2021, 2020 and 2019, respectively.

The Company maintains the approved 2010 Stock Plan (the "2010 Plan") under which options to purchase shares of the Company’s common stock were granted to employees and affiliates of the Company. These options are either time-based (vest over four years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or vest at the occurrence of an exit event which is defined as a Change of Control in the Company, as defined in the stock grant agreement.

The options granted have maximum contractual terms of 10 years. The Board of Directors froze the 2010 Stock Plan such that no further grants may be issued under the 2010 Stock Plan.

The Company maintains the approved 2014 Omnibus Incentive Plan under which shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of December 31, 2021, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2021 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,327	$45.88
Granted	30	155.60
Exercised	(70)	10.89
Forfeited	-	-
Outstanding at December 31, 2021	1,287	$50.37	6.24	$73,719
Exercisable at December 31, 2021	924	$22.30	5.27	$71,047

As of December 31, 2021, there was $20,658 of total unrecognized compensation costs related to non-vested service period options, of which $6,203 will be incurred in 2022, $5,346 will be incurred in 2023, $8,948 will be incurred in 2024 and the remaining $161 will be incurred in 2025.

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual Net Sales or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2021 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,119	$66.19
Granted	101	154.83
Exercised	(153)	9.82
Forfeited	-	-
Outstanding at December 31, 2021	2,067	$74.71	7.07	$87,896
Exercisable at December 31, 2021	975	$14.03	5.10	$80,020

As of December 31, 2021, unrecognized compensation costs related to the 801 performance-based awards for which the achievement of the vesting criteria is considered probable as of December 31, 2021 have performance target dates ranging from December 31, 2021 through December 31, 2024. The total unrecognized compensation costs for these performance-based awards was $34,988 as of December 31, 2021, of which $12,918 will be incurred in 2022, $11,477 will be incurred in 2023, and the remaining $10,593 will be incurred in 2024.

As of December 31, 2021, there were 305 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $22,501.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Service Period Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2021.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2020	170	$43.60
Granted	47	152.27
Exercised/Vested	(109)	38.64
Forfeited	(6)	92.25
Outstanding at December 31, 2021	103	$96.18

As of December 31, 2021, there was approximately $6,251 of total unrecognized compensation costs related to restricted stock units, of which $3,442 will be incurred in 2022, $1,974 will be incurred in 2023, $792 will be incurred in 2024, and $44 will be incurred in 2025.

Performance Based Restricted Stock Units—The following table includes activity related to outstanding restricted stock units during the twelve months ended December 31, 2021.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2020	23	$55.54
Granted	-	-
Forfeited	(1)	111.65
Outstanding at December 31, 2021	22	$111.65

As of December 31, 2021, unrecognized compensation costs related to the 22 performance-based restricted stock units for which the achievement of the vesting criteria is considered probable as of December 31, 2021 have performance target dates related to the twelve months ended December 31, 2023. The total unrecognized compensation costs for these performance-based awards was $1,487 as of December 31, 2021, of which $744 will be incurred in 2022, and the remaining $743 will be incurred in 2023.

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during the years ended December 31, 2021, 2020, and 2019 were $74.90, $68.93 and $24.24 per share, respectively.

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

(in thousands, except per share data)

Expected Dividend Yield—The Company has not historically declared dividends, and no future dividends are expected to be available to benefit option holders. Accordingly, the Company used an expected dividend yield of zero in the valuation model.

	Year Ended December 31,
	2021	2020	2019
Weighted average exercise price of options granted	$ 155.00	$ 135.55	$ 48.64
Expected volatility	50.4%	46.9% - 51.5%	47.6% - 48.5%
Average expected terms in years	6.1	5.8 - 7	6 - 6.6
Risk-free interest rate	1.1%	0.3% - 1.69%	2.27%
Expected dividend yield	0.0%	0.0%	0.0%

Note 9 – Earnings Per Share Attributable to Common Stockholder:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2021, 2020 and 2019.

In the years ended December 31, 2021, 2020, and 2019, there were no reconciling items between Net Loss/Income and Net Loss attributable to common stockholders.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Service Period Stock Options	1,291	1,356	1,500
Restricted Stock Units	173	190	236
Performance Stock Options	972	1,009	34
Total	2,437	2,555	1,770

Note 10 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $1,829 in 2021, $1,416, in 2020, and $1,062 in 2019.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 11 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—In 2021, 2020, and 2019, net sales to one of our distributors which sells directly to three of our customers, accounted for 16%, 18%, and 17% of our net sales, respectively. In 2021 and 2020, no customers accounted for 10% of our net sales, while in 2019 one customer accounted for more than 10% of our net sales. As of December 31, 2021, two distributors and two customers accounted for 20%, 10%, 14% and 13% respectively, of our accounts receivable. As of December 31, 2020, one distributer and two customers accounted for 8%, 23% and 20%, respectively, of our account receivable.

Major Suppliers—The Company purchased approximately 21% of its raw materials from one vendor during 2021, approximately 23% of its raw materials from one vendor during 2020, and approximately 27% of its raw materials from one vendor during 2019.

The Company purchased approximately 84% of its packaging material from five vendors during 2021, 88% of its packaging material from five vendors during 2020, and approximately 80% of its packaging material from three vendors during 2019.

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013).  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Short Hills, New Jersey, Auditor ID: 185.

The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2021)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Sixth Amended and Restated Loan and Security Agreement Amendment, dated February 19, 2021, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2021)
10.2+	Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.3+	Amendment to Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2021)
10.4+	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.5+	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.6+

Form of Restricted Stock Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.7+

Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.8+

Form of Incentive Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.9+

Form of Nonqualified Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.10+

Form of Stock Appreciation Rights Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.11*+	Summary of Non-Employee Director Compensation Arrangements
10.12+	Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)
10.13+	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.14+	Offer Letter Agreement, dated as of December 16, 2019, by and between Freshpet, Inc. and Heather Pomerantz (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2021)
10.15+	Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise (incorporated by reference to Exhibit 10.18 to the Company’s 10-K, Amendment No. 1, filed on April 30, 2019)
10.16+	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.17+	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and William B. Cyr, dated September 6, 2016 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

Exhibit No.	Description
10.18+	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and Heather Pomerantz, dated January 12, 2020 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.19	Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith. **Furnished herewith. + Indicates a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

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