Form 10-K/A
period 2021-12-31
Freshpet, Inc.
filed 2022-04-29
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 001-36729

Freshpet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1884894
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 Plaza Drive, 1st Floor Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

(201) 520-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	FRPT	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was approximately $6.9 billion.

The number of shares of Registrant’s Common Stock outstanding as of April 14, 2022 was 43,490,141.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “2021 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2021 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2021 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2021 10-K and the exhibit index set forth in Part IV of the 2021 10-K and includes certain exhibits as noted thereon. The cover page of the 2021 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2021 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2021 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2021 10-K. Accordingly, this Amendment should be read in conjunction with our 2021 10-K and with our filings with the SEC subsequent to the filing of our 2021 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2021 10-K.

Freshpet, Inc.
Amendment No. 1 on Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 14, 2022), position and a description of the business experience of each of our executive officers and directors:

Name	Age	Position(s)
Charles A. Norris	75	Chairman of the Board of Directors and Director
William B. Cyr	59	Director and Chief Executive Officer
J. David Basto	49	Director
Daryl G. Brewster	65	Director
Lawrence S. Coben	63	Director
Walter N. George III	65	Director
Craig D. Steeneck	64	Director
Leta D. Priest	62	Director
Jacki S. Kelley	55	Director
Olu Beck	55	Director
Scott Morris	53	President and Chief Operating Officer
Heather Pomerantz	48	Chief Financial Officer
Stephen Macchiaverna	64	Executive Vice President, Secretary and Treasurer
Cathal Walsh	50	Senior Vice President, Managing Director of Europe
Thembeka “Thembi” Machaba	44	Senior Vice President, Human Resources
Ivan Garcia	37	Vice President, Controller

Background of Directors and Executive Officers

Chairman of the Board and Director—Charles A. Norris has been a member of our Board of Directors (the “Board”) and Chairman of the Board since October 2006. Mr. Norris served as a member of the board of directors of Primo Water Corporation from 2016 to April 2020 and previously served as the Chairman of Glacier Water Services Inc. from 2001 to 2016. Mr. Norris was previously a member of the board of directors of Advanced Engineering Management and MP Holdco LLC, and was Chairman of the Board of Day Runner from September 2001 to November 2003, when it was sold. Mr. Norris is the retired President of McKesson Water Products Company, a bottled water company and division of McKesson Corporation, where he served as President from 1990 until he retired in October 2000. From 1981 through 1989, Mr. Norris served as President of Deer Park Spring Water Company, which was a division of Nestle USA, and then led an investor group that acquired the business in 1985 until it was sold to Clorox in 1987. Mr. Norris remained with Clorox through 1989 following their acquisition of Deer Park. From 1973 to 1985, Mr. Norris served in various operational executive positions with Nestlé in both Switzerland and the United States. Mr. Norris provides the Board of Directors with extensive corporate leadership experience as well as a deep understanding of our business.

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

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Managing Director of The Carlyle Group, which he joined in 2015.  Prior to joining The Carlyle Group, Mr. Basto was Founding Partner and Managing Director of Broad Sky Partners, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean Partners from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean Partner’s consumer sector investing team. Prior to MidOcean Partners, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto serves on the board of directors of the parent entities of the private companies Compana Pet Brands, Arctic Glacier, Inc., Every Man Jack and Hive Brands. Mr. Basto provides the Board of Directors with extensive core business and leadership skill as well as expertise in analyzing financial issues and insights into the consumer sector.

Director—Olu Beck has been a member of our Board of Directors since October 2019. Since January 2013, Ms. Beck has been the Founder and Chief Executive Officer of The Beck Group NJ, a boutique strategic and management consulting firm. Ms. Beck also served as Chief Executive Officer and a member of the board of directors of Wholesome Sweeteners, Inc., a maker of consumer-packaged natural and organic sweeteners and snacks, from 2016 to 2018. Prior to that, Ms. Beck served as Head of Global & U.S. Marketing (Shopper) & Health and Wellness for Johnson and Johnson, Inc. from 2010 to 2012. Prior to Johnson and Johnson, Inc., Ms. Beck served in various executive leadership roles in Finance and Sales at Mars Incorporated from 1989 to 2009, including serving as Chief Financial Officer of Uncle Ben’s Rice. Ms. Beck also serves on the board of directors of Hostess Brands, Inc., Denny’s Inc. and Saputo Inc. (TSX: SAP). Ms. Beck has more than 25 years of experience in finance, portfolio business management and general management, including direct experience in transformational and strategic growth—both organically and through mergers and acquisition. Ms. Beck provides the Board of Directors with diversified, cross-functional and global experience, extensive management experience in the consumer packaged goods industry and insights into leading practices in executive compensation, corporate governance and audit.

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

Director—Walter N. George III has been a member of our Board of Directors since November 2014. Mr. George is the President of G3 Consulting, LLC, a boutique advisory firm specializing in value creation in small and mid-market consumer products companies, a company he founded in 2013. Mr. George served as President of the American Italian Pasta Company and Corporate Vice President of Ralcorp Holdings from 2010 until its sale to Conagra Foods in 2013. Mr. George served as Chief Operating Officer at American Italian Pasta Company from 2008 to 2010. From 2001 to 2008, Mr. George served in other executive roles with American Italian Pasta Company, including Senior Vice President—Supply Chain and Logistics and Executive Vice President—Operations and Supply Chain. From 1988 through 2001, Mr. George held a number of senior operating positions with Hill’s Pet Nutrition, a subsidiary of Colgate Palmolive Company, most recently as Vice President of Supply Chain. Mr. George serves on the board of Old World Spices and Seasonings, Inc. Mr. George is non-executive chairman of the board of Indigo Wild, LLC. Mr. George provides the Board of Directors with operations expertise, consumer products and pet food industry expertise and public company experience.

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

Director—Leta D. Priest has been a member of our Board of Directors since September 2018. Ms. Priest has over 30 years of executive and senior leadership experience in the retail and consumer packaged goods industries. Ms. Priest was a key leader in food for Walmart from May 2003 to November 2015 during Walmart’s expansion of grocery, including having served as Senior Vice President and General Merchandising Manager, Fresh Food from 2009 to 2015. Ms. Priest also served as Senior Vice President, General Merchandising Manager in other key areas of food for Walmart from January 2007 through 2015. Ms. Priest began her career with Walmart as Vice President of Food Development. Ms. Priest joined Walmart from Safeway, where she served as Vice President Corporate Brands, North America from January 1998 to April 2003. Prior to her time at Safeway, Ms. Priest had 11 years of consumer products experience in senior leadership roles across brand management and product development with The Torbitt & Castleman Company and Dole Food Company. Ms. Priest serves as a director on the following private company boards: Gehl Foods since November 2019 and Milo’s Tea Company since April 2018. In 2017, Ms. Priest completed seven years as a director on the board of directors of Feeding America, a non-profit organization. Ms. Priest provides the Board of Directors with corporate leadership, public company experience and extensive senior management experience in the retail and consumer packaged goods industries.

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc. from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology and was an integral part of the integration team for several of its acquisitions. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. Pinnacle Foods was acquired by Conagra Brands in October 2018. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Destinations, Inc.), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Destinations, Inc.). From October 1999 to February 2001, Mr. Steeneck was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck has served as a board member and Chairman of the Audit Committee of Hostess Brands, Inc. since November 2016 and as lead independent director from January 2019 to December 2019.  Mr. Steeneck has served as a board member of Utz Brands, Inc. since November 2018, where he is Chairman of the Audit Committee and member of the Compensation Committee. Mr. Steeneck served on the Board of Directors of Kind, Inc. from May 2019 to July 2020. Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer-packaged goods industry as well as accounting and financial expertise.

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

SVP, Human Resources—Thembeka “Thembi” Machaba has served as SVP of Human Resources since August 2020. Ms. Machaba has over 20 years’ experience in the Manufacturing, Food & Beverage industries. Prior to joining Freshpet, Ms. Machaba was a Vice President of Global Human Resources and Organization Development at Molson Coors from January 2019 to August 2020 and Senior Director of Global Human Resources from October 2016 to December 2018. Ms. Machaba held various roles within Human Resources at MillerCoors, the North American Business unit of Molson Coors from August 2012 to October 2016. Prior to moving to the United States, Ms. Machaba served in a number of senior Human Resource roles in SABMiller, a global brewing company in South Africa beginning in 2003 to 2011. Prior to joining SABMiller, Ms. Machaba worked in a training role at AFROX, a chemical manufacturing company in South Africa. Prior to that Ms. Machaba worked at Unilever SA in various Human Resources roles.

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

Corporate Governance and Board Structure

Our Board of Directors consists of 10 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Cyr is independent consistent with Nasdaq rules. Mr. Brewster and Ms. Kelley are the Class I directors, and their terms will expire in 2024. Mr. Basto, Mr. George, Mr. Steeneck and Dr. Coben are the Class II directors, and their terms will expire in 2022. Mr. Norris, Ms. Priest, Ms. Beck and Mr. Cyr are the Class III directors, and their terms will expire in 2023. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. See “—Commitment to Good Corporate Governance” for additional information.

Our Board of Directors met six times during 2021. Under the Company’s corporate governance guidelines, Board members are expected to attend all meetings of the Board and committees on which they serve. Each director serving on the Board in 2021 attended at least 75% of the total meetings of the Board and of Committees on which he or she served during the time he or she was on the Board in 2021. All of the members of our Board of Directors serving at the time attended our 2021 annual stockholders’ meeting. Our corporate governance guidelines are available on our corporate website at www.freshpet.com. Our website is not part of this annual report.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee; a Nominating, Governance and Sustainability Committee; and a Compensation Committee. Each of the committees reports to the Board of Directors as they deem appropriate, and as the Board of Directors may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

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

Our Audit Committee consists of Mr. Steeneck (chair), Mr. Basto and Ms. Beck. Our Board of Directors has affirmatively determined that Mr. Steeneck, Mr. Basto and Ms. Beck meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and Nasdaq rules. In addition, Mr. Steeneck qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K. The Audit Committee met four times during 2021.

Our Board of Directors adopted a written charter for the Audit Committee, which is available on our corporate website at www.freshpet.com. Our website is not part of this report.

Nominating, Governance and Sustainability Committee

The Nominating, Governance and Sustainability Committee is responsible for developing and recommending to the Board of Directors criteria for identifying and evaluating candidates for directorships and making recommendations to the Board of Directors regarding candidates for election or reelection to the Board of Directors at each annual stockholders’ meeting. In addition, the Nominating, Governance and Sustainability Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board of Directors concerning corporate governance matters. The Nominating, Governance and Sustainability Committee is also responsible for making recommendations to the Board of Directors concerning the structure, composition and function of the Board of Directors and its committees.

In considering director nominees, the Nominating, Governance and Sustainability Committee considers a number of factors, including:

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

When formulating its Board membership recommendations, the Nominating, Governance and Sustainability Committee will consider advice and recommendations from stockholders, management and others as it deems appropriate, including a leadership search firm, Spencer Stuart, which was retained by the Nominating, Governance and Sustainability Committee to assist in identifying and evaluating potential candidates. Although we do not have a formal policy regarding Board diversity, when evaluating candidates for nomination as a director, the Nominating, Governance and Sustainability Committee does consider diversity in its many forms, including among others, experience, skills, ethnicity, race and gender. We believe a diverse Board, as so defined, provides for different points of view and robust debate and enhances the effectiveness of the Board. Upon identifying a potential nominee, members of the Nominating, Governance and Sustainability Committee will interview the candidate, and based upon that interview, reference checks and committee discussions, make a recommendation to the Board.

Our Nominating, Governance and Sustainability Committee consists of Mr. George (Chair), Dr. Coben and Ms. Kelley. Our Board of Directors has affirmatively determined that Mr. George, Dr. Coben and Ms. Kelley meet the definition of “independent directors” for purposes of serving on a Nominating, Governance and Sustainability Committee under applicable SEC and Nasdaq rules. Our Nominating, Governance and Sustainability Committee met two times during 2021.

Our Board of Directors adopted a written charter for the Nominating, Governance and Sustainability Committee, which is available on our corporate website at www.freshpet.com. The information contained on our website does not constitute a part of this report.

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

Our Compensation Committee consists of Mr. Brewster (Chair), Ms. Priest and Ms. Beck. Our Board of Directors has affirmatively determined that Mr. Brewster, Ms. Priest and Ms. Beck meet the definition of “independent directors” for purposes of serving on a Compensation Committee under applicable SEC and Nasdaq rules. Our Compensation Committee met five times during 2021. Ms. Kelley served on the Compensation Committee until June 2021.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is, or has ever been, an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. During 2021, none of our executive officers served as a director or as a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has an executive officer serving as a director on our Board, or as a member of the Compensation Committee.

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

Freshpet’s Commitment to Good Corporate Governance: 2021 to 2025 Roadmap

Since our 2014 IPO, Freshpet’s market cap has grown from around $300 million to approximately $4.9 billion (as of April 14, 2022). As a young public company in pursuit of sizable long-term goals to disrupt the pet food industry, our IPO-related governance provisions provided protection from market volatility and short-term hostile threats while our Board and management pursued long-term strategic goals and stockholder value creation.

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

Board Independence	During 2021, all of our directors (other than our Chief Executive Officer) were independent, and each of our Board committees consisted entirely of independent directors.
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

Director Resignation Policy
Our Board adopted a policy that any incumbent nominee for director who does not receive the affirmative vote of a majority of the votes cast in any uncontested election must promptly offer to resign. The Nominating, Governance and Sustainability Committee will make a recommendation on the offer and the Board will decide whether to accept or reject the offer.

2021 Stockholder and Board Actions
Majority Voting Standard for Director Elections
Before the Company’s 2021 annual meeting of stockholders, our Board amended our Bylaws to implement a majority voting standard for director elections in uncontested elections and a plurality voting standard in contested elections. Our previous Bylaws provided for a plurality voting standard.

Director Tenure Policy
Before the Company’s 2021 annual meeting of stockholders, our Board adopted a director retirement policy that provides that non-employee directors will not be nominated for re-election to the Board after reaching age 75.

Board Proposal to Declassify the Board of Directors
In the Company’s 2021 proxy statement, our Board submitted a proposal to be voted on by stockholders to fully declassify the Board by 2025, which our stockholders overwhelmingly approved. Our Certificate of Incorporation currently divides our Board into three classes, with one class being elected each year.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2021 all filing requirements applicable to the Reporting Persons were timely met except (i) each of our non-executive directors, Ms. Walsh, Mr. Macchiaverna and Mr. Garcia did not timely file Forms 4 in connection with grants of RSUs on March 12, 2021, (ii) Mr. Macchiaverna did not timely file Forms 4 in connection with a tax withholding of shares of common stock on April 1, 2021, and a sale of shares of common stock on June 8, 2021, (iii) Mr. Garcia did not timely file Forms 4 in connection with tax withholding of shares of common stock on March 30, 2021 and April 1, 2021, (iv) Mr. Weise did not timely file a Form 4 in connection with a sale of shares of common stock on September 2, 2021, and (v) Mr. Norris did not timely file a Form 4 in connection with a purchase of shares of common stock on November 29, 2021, in each case due to administrative oversight.

Commitment to Human Capital Management

At Freshpet, our vision is to create a happier, healthier world where pets, people and the planet thrive. Our purpose, combined with a focus on delivering on our commitments, allows us to offer a differentiated value proposition to our employees – a place where you can do good and do well at the same time. We know that our people are our enduring advantage and we are obsessed in our mission to ensure that all people who touch Freshpet are better in some way. We strive to be the place where people love to work and we encourage everyone to be grow, have fun and deliver on our vision. Our overall people strategy is designed to attract, develop and retain the best qualified employees to meet our business goals on an ongoing basis and to execute our growth strategy. We do this through practices that promote inclusion, provide development opportunities for employees across the organization and provide competitive rewards and benefits. We also believe that having an engaged, diverse and committed workforce not only enhances our culture but also drives our business success.

As of December 31, 2021, Freshpet had employed 796 team members, an increase of approximately 34% from one year earlier, based across our 3 locations of Bethlehem, Pennsylvania, Secaucus, New Jersey, and Ennis, Texas. In Europe, Freshpet has also employed 7 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our workforce consists of approximately 520 hourly production employees, 171 salaried and managerial employees in manufacturing and 105 salaried and managerial employees in other functions, such as Marketing, Finance, Sales, Consumer Care, and other support and distribution roles.

Employee Engagement

In 2020, Freshpet achieved an engagement score of 82% with a total participation rate of 70%. Our Net Promoter score was 8.3, a 7% increase from our prior Net Promoter Score, which we believe demonstrates our employees' positive perception about the future of Freshpet and strong belief in our vision.

At Freshpet, our programs are designed to reward and support employees through competitive pay, creative incentive programs and generous benefits. We strive to ensure that our benefit offerings meet the evolving needs of our diverse workforce across all of our locations. The surge in growth coupled with the COVID-19 pandemic put significant strain on our human resources in 2021. Labor shortages driven by factors relating to the pandemic forced us to rethink our approach to attracting and retaining the right talent in the business. In September of 2021, Freshpet rolled out a wage increase program that was closely tied to skills development and career progression. We wanted to ensure that our entry wages remained competitive, but also provided a clear path for career growth and progression. The program was designed to ensure that we build the right processing and packaging skills in our Freshpet Kitchens, whilst providing an accelerated path to higher wages and wealth creation through incremental stock grants. To further strengthen the employer value proposition, Freshpet also introduced changes to the benefits programs that took into consideration the changing needs of employees. Benefits have been adjusted to cater to the evolving needs of our employee base and address important topics such as paid time off and parental leave. These revised practices will continue to form part of our ongoing efforts to ensure a strong, engaged employee base.

Health and Safety

Along with our focus on business performance throughout the COVID-19 pandemic, we were determined to maintain our momentum in building our reputation as a company that puts its people first and leads by example. We prioritized the health and safety of our people, going to great lengths to support their physical and mental wellbeing. During the hardest weeks of the crisis, when many organizations were forced to downsize teams and close doors, not a single employee was laid off or furloughed due to the pandemic.

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

We have retained the services of bi-lingual on-site industrial nurses who work with our team on health-related issues. This has become a popular and heavily utilized resource for our team.

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

Our workforce reflects the communities in which we operate. For example, our staff in the Freshpet Kitchens in Bethlehem, Pennsylvania and Ennis, Texas reflect a diverse mix of approximately 53% white, 32% Hispanic, 7% African American and 8% other ethnicities.

The Company and the Board have made deliberate efforts to expand the diversity of our leadership and Board and create an inclusive environment. Currently, of the nine non-executive members of the Board, three are women. One of the members of the Board is African American.

The Company’s senior leadership team consists of eight people, two of whom are women and one is African American.
The Manufacturing organization is led by a Hispanic male.

Employee Benefits

Freshpet offers a comprehensive collection of benefits designed to make Freshpet competitive within the talent pools from which it recruits. All Freshpet employees are eligible for the same benefits regardless of title. In order to incentivize and engage our workforce, Freshpet provides:

● Industry-leading compensation, including stock compensation for every employee (granted after 12-months of continuous employment for hourly employees)	● Industry-leading healthcare offered equitably for every employee (including pet insurance)

● Multi-year equity grants to “One-of -a-Kind Talent” employees identified by the Board	● Competitive perquisites, including pet insurance, free healthy snack room and catered lunches (including ice cream Fridays)

● 401(k) matching for every employee	● Paid Parental leave, Tuition reimbursement

We also allow each employee to take home one package of Freshpet each day to feed their pet or the pet of someone close to them.

Recruitment

Freshpet aggressively recruits for talent to fill our rapidly growing manufacturing operations. We have three full-time recruiters on staff who screen potential new hires and conduct on-boarding training for them. We advertise on social media, billboards and radio and use a variety of job referral services to attract the skilled labor we require.

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

The following table lists our NEOs for 2021, which is the group consisting of each individual who served as our Chief Executive Officer or Chief Financial Officer during 2021, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2021.

NAME	PRINCIPAL POSITION
William B. Cyr	Chief Executive Officer
Scott Morris	President and Chief Operating Officer
Heather Pomerantz	Chief Financial Officer
Stephen L. Weise	Executive Vice President, Manufacturing & Supply Chain
Cathal Walsh	Senior Vice President, Managing Director of Europe

Leadership Changes

On August 1, 2021, Stephen Weise began transitioning from his role as the Company’s Executive Vice President of Manufacturing & Supply Chain in anticipation of his retirement at the end of 2022. Consistent with the scope of his responsibilities, Mr. Weise’s 2021 compensation was not impacted by this transition. Beginning in 2022, Mr. Weise’s compensation will be reduced to 50% of his 2021 compensation to reflect the narrowed scope of his responsibilities. Mr. Weise’s equity compensation will remain unchanged until the effective date of his retirement, and, until such time, he will be eligible to participate in all of the Company’s benefit plans.

The company also announced two additional leadership changes in 2021: Ricardo Moreno (VP Manufacturing) and Chris Taranto (VP Procurement and Supply Chain Services) were elevated to the leadership team to provide strategic oversight of the Production operations, Procurement and Logistics functions respectively.

Compensation Philosophy and Objectives

Our philosophy is to align our executive compensation with the interests of our stockholders by basing our fundamental compensation decisions on financial objectives that our Board believes have a significant impact on long-term stockholder value. An important goal of our executive compensation program is to help ensure that we hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals. Our executive compensation program is designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

●	to reward our NEOs for sustained financial and operating performance and strong leadership;
●	to align our NEOs’ interests with the interests of our stockholders; and
●	to encourage our successful NEOs to remain with us for the long term.

Underpinning our compensation philosophy is the belief that Freshpet is a growth company with the potential to have a significant impact on the pet food industry. Achieving that potential should result in value creation for our stockholders. Thus, we believe that management’s incentives, our annual goals, and our longer-term goals set by the Company’s Compensation Committee (the “Compensation Committee”) and the Board should reflect that growth orientation.

Compensation Strategy

The Compensation Committee has numerous tools at its disposal to help Freshpet accomplish its short- and long-term performance goals. The Committee generally chooses to utilize those tools as follows in its administration and oversight of our executive compensation program.

The Compensation Committee selects a peer group for compensation comparison purposes that includes a blend of comparably-sized companies in similar industries, including pet-related companies—our most likely sources of talent to support our growth. The Committee also adds to this peer group companies experiencing significant growth to help ensure that our compensation practices are competitive with and relevant to the circumstances found in growth-oriented companies, so that these practices contribute to the growth potential of Freshpet.

The Company considers peer group data for overall compensation and for specific elements of compensation.
(See – “Compensation Discussion and Analysis – Peer Group”).

Significant Portion of Compensation as Equity

We award a significant portion of executive compensation as equity, as we believe this is an effective way to help management focus on our long-term goals while also aligning stockholder and management interests. A meaningful portion of our executive compensation consists of stock option awards, which have no value to the recipient unless our stock price rises following the date of the grant.

Long-Term Goal Setting

We set a four-year growth goal for management in 2016 and have issued significant equity awards to our most senior managers tied to that goal. For our CEO, Mr. Cyr, the 2016 award of stock options replaced subsequent annual awards in order to emphasize the importance of achieving our long-term growth goals. Messrs. Morris and Weise also received stock options with the same objectives in 2016 to help ensure alignment amongst our leadership team with the Company’s long-term goals. Additionally, our COO, Mr. Morris, was granted a significant number of stock options in 2017 (replacing subsequent annual grants) to drive similar alignment. Further, the Board has continually reinforced to management its belief in driving long-term growth via annual goals. The Board has encouraged management to make prudent, near-term investments to better drive long-term growth and to enable Freshpet to satisfy our overarching goal of long-term growth.

In 2020, the Company set new long-term goals and issued significant multi-year grants to the current leadership and the leading candidates to be the next generation of leadership within the Company. In total, eight individuals (including two women and two leaders who identify as minorities) were included in the grant program:

Multi-year Grant Program Participants:

William B. Cyr	Chief Executive Officer
Scott Morris	President and Chief Operating Officer
Heather Pomerantz	Chief Financial Officer
Stephen Weise	Executive Vice President, Manufacturing & Supply Chain
Thembeka Machaba	Senior Vice President, Human Resources
John Speranza	Senior Vice President, Marketing
Ricardo Speranza	Vice President, Manufacturing
Michael Hieger	Senior Vice President, Manufacturing

The program included aggressive growth goals, and the Company believes that delivery of those goals would generate significant long-term value creation for the Company and its investors. For the NEOs, the equity grants are 75% performance-based (with 50% of such performance-based options vesting based on achieving certain Adjusted EBITDA performance-based conditions and 50% vesting based on net sales performance-based conditions) and 25% time-based (with vesting occurring in equal annual installments over a four year period) and replace all annual grants for the next four years for those individuals. In light of these awards made in 2020, no additional grants were made to NEOs in 2021.

Encouraging Teamwork

We strongly believe that teamwork among our workforce is essential to help us achieve our long-term growth potential. Thus, all bonus-eligible employees—including our NEOs—are compensated using the same bonus formula. All employees earn the same percentage of his or her target award each year, assuming there are no outstanding, individual performance issues. We believe that this creates an “all-for-one and one-for-all” mentality within Freshpet that allows individual employees to make the right choices for the Company without regard to their impact on the achievement of less important functional or personal goals. In 2021 Mr. Cyr, at his own recommendation, chose to forego a salary increase and instead reallocated those dollars to three leaders who were most responsible for protecting the safety of our team during the COVID pandemic.

Incenting Sales Growth

We set what we believe to be aggressive net sales growth targets for management each year and our annual incentive plan formula places equal value on the achievement of those net sales growth targets versus profitability goals. This helps to ensure that our management seeks to drive sales growth in concert with profit growth.

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

Independent Compensation Consultant

In 2019, 2020 and 2021, the Compensation Committee retained Korn Ferry (“KF”) to advise on compensation practices for our executive officers, including each NEO. Specifically, KF was engaged to review our compensation peer group and our compensation structure for our executive officers, develop and recommend targets for our executive compensation program by analyzing the compensation structures of our peer group companies and market trends, and provide advice to the Compensation Committee on our executive compensation structure and program based on KF’s analysis. KF was also engaged to separately review the compensation arrangements applicable to employees at the director level and above, and the non-employee, independent directors of the Board. The Compensation Committee, in consultation with KF, decided to continue in 2021 the executive compensation structure suggested by KF in 2018, as the Compensation Committee determined that the program remained effective in achieving our objectives of retaining talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals.

Peer Group

The Compensation Committee, in consultation with KF, considered several factors in selecting an industry-specific compensation peer group for our 2021 compensation program. Considerations generally included the following:

●	revenue between 0.4 and 2.5 times Freshpet’s revenue;

●	companies in the food, beverage, and pet products industries;

●	companies with similar location and geographical reach;

●	companies with similar span, scope, and vertical integration;

●	companies experiencing similar rates of growth;

●	companies with similar operating complexity; and

●	other publicly traded companies.

Based on the foregoing considerations, the Compensation Committee determined that our compensation peer group for 2021 would consist of the following entities:

Beyond Meat, Inc. Bridgford Foods Corporation Farmer Bros. Co. Hostess Brands, Inc.	John B. Sanfilippo & Son, Inc. Landec Corporation Medifast, Inc. Natural Alternatives International, Inc. Nature’s Sunshine Products, Inc.	PetIQ Inc. PetMed Express, Inc. The Simply Good Foods Company Tootsie Roll Industries, Inc.

We target the total compensation amount for each of our NEOs (based on position) to be competitive with similarly situated executives within our compensation peer group (bearing in mind that we pay a significant portion of our compensation in the form of long-term, performance-based equity awards). We deliberately target a higher percentile within the benchmark peer group for strategically important roles and for a lower percentile on roles of less significant strategic value. We believe that these targets will help us to achieve an important goal of our executive compensation program, which is to hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term goals. We also believe that this compensation structure will help us to achieve our objectives of aligning our NEOs’ interests with the interests of our stockholders and encouraging our successful NEOs to remain with us for the long term.

Elements of Executive Compensation for 2021

We used three primary elements of compensation in our executive compensation program in 2021: base salary, annual incentive awards, and long-term equity compensation. Annual incentive awards and long-term equity compensation represent the performance-based elements of our compensation program. The performance goals tied to these compensation elements are flexible in application and can be tailored to meet our specific objectives. The amount of a specific individual’s annual incentive award for a performance period is intended to reflect that individual’s relative contribution to the Company in achieving or exceeding our annual goals, and the amount of an individual’s long-term incentive compensation is intended to reflect the individual’s expected contribution to the Company over longer performance periods.

Base Salary

We pay our NEOs a base salary based on the experience, skills, knowledge, and responsibilities required of each executive officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us. None of our NEOs are currently party to any agreement or arrangement that provides for automatic or scheduled increases in base salary. Base salaries for our NEOs are determined by the Compensation Committee.

The following table sets forth each NEO’s annual base salary rate for 2021:

Name	Annual Base Salary Rate
William B. Cyr	$600,000*
Scott Morris	$490,000
Heather Pomerantz	$425,000
Cathal Walsh	$369,075**
Stephen L. Weise	$350,000

*	Mr. Cyr, at his own recommendation, chose to forego salary increases and instead reallocated those dollars to three leaders most responsible for keeping our team safe during COVID-19.

**	This includes $60,156 for expat adjustment.

Annual Incentive Awards

The Board initially adopted our current annual incentive plan—in which our NEOs participate—in 2016. Awards under the plan, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve our annual goals based on our strategic, financial, and operating performance objectives. For 2021, Messrs. Cyr, Morris, Weise and Walsh and Ms. Pomerantz had the opportunity to earn annual target awards equal to 93%, 60%, 40%, 35% and 50%, respectively, of their base salaries.

Our 2021 annual incentive program was based on the Company’s operating performance, which was calculated 50% based on Adjusted EBITDA and 50% based on net sales. For each performance metric, the Company then establishes performance targets and minimum performance thresholds. Performance above and below each performance metric target results in increases or decreases in the bonuses earned based on pre-determined factors that are based on the economic value added or lost by shareholders due to the over/under performance. To encourage teamwork, the Compensation Committee determines a single Company performance result as an aggregate percentage of the target Company performance metrics. The resulting percentage is then multiplied against each eligible employee’s target bonus amount to determine annual incentive compensation.

	Weighting	Target ($ millions)	Minimum Threshold	Result ($ millions)
Net Sales	50%	$440	$420	$425.5
Adj. EBITDA before bonus accrual	50%	$68.6	$62.3	$44.5

As noted above, our 2021 targets were as follows: $68.6 million of Adjusted EBITDA and $440 million of net sales. On a pre-bonus basis, and after adjusting to recognize an accounting change (as determined by the Board), the Company delivered as follows: $44.5 million of Adjusted EBITDA and $425.5 million of net sales. Adjusted EBITDA is not a financial measure prepared in accordance with U.S. generally accepted accounting principles (or GAAP). This metric is explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our annual report, where it is reconciled to the closest GAAP measure.

The Compensation Committee also considered the potential impact of the COVID pandemic on the Company’s performance in determining the awards. The Company chose to add back to its publicly reported Adj. EBITDA those costs that were directly related to keeping our team safe and ensuring the continuity of our operations during the pandemic. These costs, totaling approximately $1.8 million, included supplemental pay to hourly workers, pay to workers who were out for testing and quarantine, incremental costs for deep cleanings of our facilities, and health screenings for our employees. We ended this program at the end of Q3 and now include any of the remaining costs in our reported financials as ongoing operating expenses. We did this because a large portion of our organization had become vaccinated or had the opportunity to become vaccinated, oral antivirals had become available to prevent hospitalization, and our organizational habits and practices had normalized around the necessary ways to keep our team safe.

Beyond those direct COVID-related costs, the Board believes that the business was both helped and hurt by the COVID crisis, and that it would be almost impossible to ascertain the exact balance between the benefits and detriments. On the positive side, the Company experienced increased demand. On the negative side, the Company experienced reduced production (and lost sales) and delayed fridge installations. Absent a clear method for accurately defining the appropriate balance between the benefits and detriments, the Compensation Committee chose to accept the actual results and chose to make no further COVID-related adjustments beyond the addbacks described above.

For 2021, based on the foregoing, we paid annual incentive awards to each NEO as follows:

Name	Amount of Award	% of Target Awarded
William B. Cyr	$153,440	27.4%
Scott Morris	$80,556	27.4%
Heather Pomerantz	$58,225	27.4%
Stephen L. Weise	$38,360	27.4%
Cathal Walsh	$32,880	27.4%

Long-Term Equity Compensation

Although we do not have a formal policy covering the grant of equity compensation awards to our executive officers, we believe that equity compensation provides our executive officers with a strong link to our long-term performance, creates an ownership culture, and helps to align the interests of our executive officers and our stockholders. Further, we believe that stock option awards with time-based vesting features promote executive retention, as they incentivize our executive officers to remain employed with us for the applicable vesting period. Accordingly, the Compensation Committee (or alternatively, the Board) periodically reviews the equity compensation of our NEOs and from time to time may grant awards as it deems appropriate.

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

The Compensation Committee (or alternatively, the Board) determines the size and vesting terms of all awards made under our 2014 Plan and administers all other aspects of the plan. In 2021, the Compensation Committee took into account a number of factors when making awards under our 2014 Plan, including, among others, the eligible employee’s expected contribution to the long-term success of the Company and information gathered by the Compensation Committee regarding compensation paid to similarly situated executives at companies in our compensation peer group, as well as the amounts of outstanding stock options that each NEO held at such time. In light of the stock options granted to our NEO’s in 2020, as described below, no additional stock option grants were made in 2021.

In 2020, we granted Messrs. Morris, and Weise and Ms. Pomerantz stock options to purchase shares of our common stock under our 2014 Plan in amounts of 15,618, 4,932, and 9,864, respectively, 50% of which are scheduled to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date and 50% of which are scheduled to vest and become exercisable annually according to the achievement of Adjusted EBITDA performance-based conditions (and in each case subject to the NEO’s continued employment with us). Ms. Pomerantz also received an additional grant of 15,000 time-vesting stock options that are scheduled to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date. Upon a termination by the Company other than for “cause” or by the NEO for “good reason”, within two years following a “change in control” (as each is defined in the applicable award agreements), the time-vesting options will accelerate and vest.

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

In December 2020, we made multi-year grants of stock options under our 2014 Plan to Messrs. Cyr, Morris, and Weise and Ms. Pomerantz in amounts of 273,439, 205,079, 136,719, and 136,719, respectively as well as an additional grant of 306,250 stock options to three other senior officers under our 2014 Plan. These grants are designed to align the most senior management of the Company with the long-term goals established by the Company in early 2020, and cover a four-year performance period ending December 31, 2024. The Committee will not make any additional grants to these individuals during this performance period so none of these individuals received a grant in 2021. For the NEOs, the grants are 75% performance-based and 25% time-based and the performance targets are in excess of the long-term goals communicated to investors. For competitive reasons, we are not disclosing the specific goals and instead they will be disclosed upon the conclusion of the four-year performance period. Upon a termination by the Company other than for “cause” or by the NEO for “good reason” (each as defined in each applicable award agreements), within two years following a “change in control” (as defined in the applicable award agreements), the time-vesting options will accelerate and vest and the performance-vesting options will in accelerate and vest in part or in full based on actual Company performance through the change in control. Upon termination by the Company other than for “cause” not in connection with a “change in control”, the performance-vesting options will accelerate on a prorated basis based on number of days employed during the performance period, based on actual Company performance through the end of the performance period.

In 2021, we granted Mr. Walsh equity awards of 149,977 in RSUs, which are scheduled to vest in three equal annual installments beginning March 12, 2022, with accelerated vesting in full upon termination due to death or “disability”, “involuntary termination without cause” or “voluntary resignation with good reason” (each as defined in the award agreement).

For additional information, see “—Outstanding Equity Awards at Fiscal Year-End.”

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

Employment Agreements with NEOs

The Company is party to an employment agreement with each of Messrs. Cyr, Morris, Weise and Walsh. Each agreement provides for an initial term of one year and for automatic one-year extensions beginning on the expiration of the initial term. Any automatic extension may be cancelled upon at least 90 days’ prior written notice from the respective NEO or the Company. Under their agreements, Messrs. Cyr, Morris, Weise and Walsh are entitled to receive minimum annual base salaries of $600,000, $400,000, $312,394, and $270,000, respectively, subject to annual review by the Board. Further, Messrs. Cyr, Morris, Weise and Walsh have the opportunity to earn annual target bonuses equal to at least 75%, 60%, 40% and 35%, respectively, of their base salaries. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally. The Company is also party to an offer letter with Ms. Pomerantz, which is described further below.

Employment Agreement with William Cyr

The Company entered into an employment agreement with Mr. Cyr in July 2016. In the event of a termination of Mr. Cyr’s employment by the Company without “cause,” or by Mr. Cyr for “good reason” (each as defined in his employment agreement), he is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to (A) one and one-half times the sum of his (x) base salary and (y) target bonus, for a period of 18 months, payable in equal monthly in accordance with the Company’s normal payroll practice; and (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for him and his eligible dependents for 18 months. In the event of a termination of Mr. Cyr’s employment due to “permanent disability” (as defined in his employment agreement), he is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company, Company payment of premiums (at active employee rates) for continuation of group health coverage for him and his eligible dependents for 18 months.

Mr. Cyr’s employment agreement contains a cutback provision for “parachute payments” under Internal Revenue Code (or Code) Section 280G, under which he may be subject to a cutback of certain change-in-control payments in order to avoid any excise tax or loss of deduction under Code Section 280G, if the cutback would result (after factoring any potential excise taxes under Section 280G) in a larger after-tax payment to Mr. Cyr.

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

Employment Agreements with Scott Morris, Stephen Weise and Cathal Walsh

The Company entered into employment agreements with Messrs. Morris and Walsh in October 2014, and with Mr. Weise in July 2015. Under the agreements, in the event of a termination of the NEO by the Company without “cause,” by the NEO for “good reason,” or due to “permanent disability” (each as defined in the respective employment agreements), each NEO is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to 12 months of the NEO’s base salary in accordance with the Company’s normal payroll practice; (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for the NEO and his eligible dependents for 12 months; and (iii) only in the event of a termination by the Company without “cause” or by the NEO for “good reason” after June 30th during any year in which the employment agreement is effective, a pro-rated annual incentive award based on actual performance for the year in which termination occurs.

Each of the employment agreements with Messrs. Morris, Weise and Walsh contains a cutback provision for “parachute payments” under Code Section 280G, under which the NEO may be subject to a cutback of certain change-in-control payments in order to avoid any excise tax or loss of deduction under Code Section 280G, if the cutback would result (after factoring any potential excise taxes under Section 280G) in a larger after-tax payment to the NEO.

Each of the employment agreements with Messrs. Morris, Weise and Walsh contains the following restrictive covenants: (i) a non-compete covenant that prohibits the NEO from competing against the Company for 12 months after employment; (ii) non-solicit covenants that prohibit the NEO from actively soliciting the Company’s employees, customers, or suppliers during employment and for 12 months after employment; and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

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

Tax Considerations; Deductibility of Compensation; Tax Cuts and JOBS Act

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

The Compensation Committee of Freshpet, Inc., Daryl G. Brewster (Chair) Olu Beck Leta D. Priest

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the compensation for 2021 for each NEO. Compensation information for 2020 and 2019 is presented for individuals who were also our NEOs in those years.

Name and Principal Position	Year	Salary ($)(1)	Options ($)(2)(7)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
William B. Cyr(6)	2021	600,000	—	—	153,440	11,600	765,040
Chief Executive Officer	2020	600,000	14,701,112	—	545,940	11,400	15,858,452
	2019	600,000	—	—	555,750	11,200	1,166,950
Scott Morris	2021	490,000	—	—	80,556	11,600	582,156
President and	2020	475,000	11,342,468	—	288,135	11,400	12,117,003
Chief Operating Officer	2019	415,000	—	—	311,220	11,200	737,420
Heather Pomerantz(8)	2021	425,000	—	—	58,225	10,921	494,146
Chief Financial Officer	2020	400,000	7,972,163	—	196,106	9,846	8,578,115
	2019	—	—	—	—	—	—
Stephen L. Weise	2021	350,000	—	—	38,360	11,600	399,960
Executive Vice President,	2020	285,000	7,450,526	—	112,254	11,400	7,859,180
Operations	2019	279,375	140,568	—	139,555	11,200	570,698
Cathal Walsh	2021	429,231	—	149,977	35,275	—	614,483
Managing Director Europe	2020	285,000	3,204,674	—	103,767	—	3,593,441
	2019	333,269	139,846	—	119,949	—	593,064

(1)	Amounts reflect base salary earned during the year, including any amounts voluntarily deferred under our qualified 401(k) plan.

(2)
Amounts reflect the aggregate grant date fair value of options granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 10 to our consolidated financial statements included in our annual report.

(3)
Amounts reflect the aggregate grant date fair value of RSUs granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 10 to our consolidated financial statements included in our annual report.

(4)
Amounts reflect cash awards earned by our NEOs under the Company’s annual incentive plan. Please see “Annual Incentive Awards” in the CD&A above for further information about our annual incentive plan.

(5)	Amounts reflect matching Company contributions under our 401(k) plan.

(6)	Mr. Cyr also serves as a member of the Board but does not receive any additional compensation for his service as a director.

(7)
Amounts for 2020 reflect grant date fair value of awards granted to each of Messrs. Cyr, Morris, Weise and Ms. Pomerantz assuming achievement of the target level of performance conditions. Grant date fair value of awards granted to Messrs. Cyr, Morris, Weise and Ms. Pomerantz assuming the achievement of the highest level of performance conditions is $19,933,703, $15,266,905, $10,066,808, and $10,588,446, respectively.

(8)	Ms. Pomerantz began serving as the Company’s Chief Financial Officer in October 2020, at which time she became an NEO.

2021 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs during 2021. Please see “Annual Incentive Awards” in the CD&A above for additional information about the non-equity incentive plan awards reflected in the table below. Please see the “Outstanding Equity Awards at Fiscal Year-End” table below for additional information about the vesting parameters that are applicable to equity awards reflected in the table immediately below.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William B. Cyr	Annual Incentive	—	—	560,000	—	—	—	—	—
Scott Morris	Annual Incentive	—	—	285,000	—	—	—	—	—
Heather Pomerantz	Annual Incentive	—	—	193,972	—	—	—	—	—
Stephen L. Weise	Annual Incentive	—	—	114,000	—	—	—	—	—
Cathal Walsh	Annual Incentive	—	—	99,750	—	—	—	—	—
	Time Vesting RSUs	3/11/2021	—	—	—	956 (1)	—	—	149,977 (2)

(1) Scheduled to vest in three equal annual installments beginning March 12, 2022.

(2) Amount reflects the aggregate grant date fair value of RSUs granted in the year computed in accordance with FASB ASC Topic 718 and is based on the valuation assumptions described in Note 10 to our consolidated financial statements included in our annual report.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2021. Vesting of awards reflected in the table is generally subject to continuous service with the Company, with accelerated vesting in certain circumstances, as reflected in the footnotes to the table.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William B. Cyr	9/6/2016	1,000,000	—	—	10.23	9/6/2026
	12/24/2020	13,672	54,688 (1)	205,079 (2)	142.79	12/24/2030
Scott Morris	9/27/2016	87,000	—	—	8.90	9/27/2026
	4/3/2017	81,949	—	—	11.00	4/3/2027
	4/1/2020	5,204	5,207 (3)	5,207 (4)	63.87	4/1/2030
	12/24/2020	10,254	41,016 (1)	153,809 (2)	142.79	12/24/2030
Heather Pomerantz	1/12/2020	10,000	5,000 (3)	—	60.70	1/12/2030
	4/1/2020	3,286	6,578 (3)	—	63.87	4/1/2030
	12/24/2020	6,836	27,344 (1)	102,539 (2)	142.79	12/24/2030
Stephen L. Weise	5/10/2016	455	—	—	9.05	5/10/2026
	9/27/2016	45,200	—	—	8.90	9/27/2026
	4/3/2017	23,173	—	—	11.00	4/3/2027
	3/30/2018	8,046	—	—	16.45	3/30/2028
	4/1/2019	4,709	1,179 (5)	1,178 (4)	42.29	4/1/2029
	4/1/2020	1,642	1,645 (3)	1,645 (4)	63.87	4/1/2030
	12/24/2020	6,836	27,344 (1)	102,539 (2)	142.79	12/24/2030
Cathal Walsh	5/10/2016	20,463	—	—	9.05	5/10/2026
	4/3/2017	15,449	—	—	11.00	4/3/2027
	3/30/2018	16,092	—	—	16.45	3/30/2028
	4/1/2019	4,546	2,274 (5)	—	42.29	4/1/2029
	4/1/2020	1,643	3,289 (3)	—	63.87	4/1/2030
	10/1/2020	11,665	23,335 (6)	—	111.65	10/1/2030
	10/1/2020	—	—	20,000 (7)	111.65	10/1/2030
	3/11/2021	—	—	—	—	—	956 (8)			149,977 (9)

(1)
Scheduled to vest annually in approximately equal installments on the first four anniversaries of the grant date, subject to continued employment, with accelerated pro rata vesting based on the number of days worked following the grant date upon a termination of employment by the Company without cause or upon a resignation by the executive for good reason (as defined in the grant agreement) within two years after a change in control of the Company.

(2)
Eligible to vest based upon the achievement of performance goals upon the conclusion of a four-year performance period, subject to continued employment, with (a) the opportunity to vest in a pro rata portion based on the number of days employed during the performance period upon a termination by the Company other than for cause, based on actual Company performance through the end of the performance period, and (b) the opportunity to vest in part or in full upon a termination of employment by the Company without cause or upon a resignation by the executive for good reason (as defined in the grant agreement) within a two years after a change in control of the Company, based on actual Company performance through the change in control. For competitive reasons, these performance goals shall not be disclosed until the end of the performance period.

(3)
Scheduled to vest annually in approximately equal installments on the first three anniversaries of the grant date, subject to continued employment, with accelerated vesting in full upon termination of employment by the Company without cause or upon a resignation by the executive for good reason (as defined in the grant agreement) within two years after a change in control of the Company.

(4)
Eligible to vest in equal annual installments based upon the achievement of performance goals that the Compensation Committee considers moderate to difficult to achieve, subject to continued employment through each vesting date.

(5)
Scheduled to vest annually in approximately equal installments through 2022, subject to continued employment, with accelerated vesting in full upon an involuntary termination within two years after a change in control of the Company.

(6)
Scheduled to vest annually in approximately equal installments on the first three anniversaries of the grant date, with accelerated vesting if, in connection with a change of Control of the Company, the options are not assumed, repurchased by the Company, or terminated.

(7)
Eligible to vest based upon the achievement of a net sales goal for 2023 that the Compensation Committee considers moderate to difficult to achieve, with the opportunity to (i) upon a termination of employment by the Company without cause or upon a resignation by the executive for good reason (as defined in the grant agreement), vest on a pro-rated basis based on the number of days employed during the performance period, based on actual Company performance through the end of the performance period and (ii) vest in full upon a change in control of the Company if, in connection with a change of Control of the Company, the options are not assumed, repurchased by the Company, or terminated.

(8)
Scheduled to vest in three equal annual installments beginning March 12, 2022, with accelerated vesting in full upon termination due to death or Disability, Involuntary Termination Without Cause or Voluntary Resignation with Good Reason (as each is defined in the award agreement).

(9)
Amount reflects the aggregate grant date fair value of RSUs granted in the year computed in accordance with FASB ASC Topic 718 and is based on the valuation assumptions described in Note 10 to our consolidated financial statements included in our annual report.

Options Exercises and Stock Vested

The following table sets forth certain information regarding the exercise of stock options by our NEOs in 2021. Our NEOs did not have any stock awards that vested in 2021.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
William B. Cyr	—	—
Scott Morris	10,841	1,848,183
Heather Pomerantz	—	—
Stephen L. Weise	34,500	5,038,481
Cathal Walsh	7,724	1,112,256

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

Potential Payments Upon Termination or Change in Control

The following table sets forth information regarding the severance payments and the change in control payments that could have been made to our NEOs had they experienced a termination of employment or a change in control as of December 31, 2021. The fair market value of a share of our common stock on December 31, 2021, was $95.27. The table only includes information for employment termination and change in control events that trigger vesting or severance-related payments, and assumes that each NEO will take all action necessary to receive the maximum available benefit, such as execution of a release of claims. Any amounts payable to the NEOs in the event of a change in control of the Company may be subject to reduction under Code Sections 280G and 4999. The amounts below are estimates of the incremental amounts that could be received upon a change in control or termination of employment; the actual amount could be determined only at the time of any actual change in control or termination of employment.

Name	Cash ($)	COBRA ($)	Equity ($)(18)	Total ($)
William B. Cyr
Termination due to permanent disability	—	51,239 (1)	— (6)	51,239
Involuntary termination (17)	2,610,000 (2)	51,239 (1)	— (6)	2,661,239
Change in control	—	—	—	—
Involuntary termination after change in control	2,610,000 (2)	51,239 (1)	— (7)	2,661,239
Scott Morris
Termination due to permanent disability	—	34,160 (3)	— (8)	34,160
Involuntary termination (17)	570,556 (4)	34,160 (3)	— (8)	604,716
Change in control	—	—	—	—
Involuntary termination after change in control	570,556 (4)	34,160 (3)	163,500 (9)	768,216
Heather Pomerantz
Termination due to permanent disability	—	—	— (10)	—
Involuntary termination (17)	—	—	— (10)	—
Change in control	—	—	—	—
Involuntary termination after change in control	—	—	379,399 (11)	379,399
Stephen L. Weise
Termination due to permanent disability	—	23,415 (3)	— (12)	23,415
Involuntary termination (17)	388,360 (4)	23,415 (3)	— (12)	411,775
Change in control	—	—	—	—
Involuntary termination after change in control	388,360 (4)	23,415 (3)	114,116 (13)	525,891
Cathal Walsh
Termination due to permanent disability	—	34,160 (3)	91,078 (14)	125,238
Involuntary termination (17)	464,506 (4)(5)	34,160 (3)	91,078 (14)	589,744
Change in control	—	—	— (15)	—
Involuntary termination after change in control	464,506 (4)(5)	34,160 (3)	314,829 (15) (16)	813,495

(1)	Amount reflects the cost of COBRA premiums for 18 months following termination.

(2)	Amount reflects 1.5 times the sum of Mr. Cyr’s base salary and target bonus for a period of 18 months.

(3)	Amounts reflect the cost of COBRA premiums for one year following termination.

(4)	Amounts reflect (i) one year of base salary and (ii) pro-rated bonus based on actual performance for the 2021 performance year.

(5)	Does not include $62,727 in expat adjustment.

(6)
As of December 31, 2021, Mr. Cyr held unvested performance-vesting options to purchase 205,079 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon a termination by the Company other than for cause.

(7)
As of December 31, 2021, Mr. Cyr held unvested (i) performance-vesting options to purchase 205,079 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 54,688 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company.

(8)
As of December 31, 2021, Mr. Morris held unvested performance-vesting options to purchase 153,809 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon a termination by the Company other than for cause.

(9)
Amount reflects 5,207 unvested time-vesting options which would fully accelerate upon an Involuntary Termination within two years following a change in control. As of December 31, 2021, Mr. Morris also held unvested (i) performance-vesting options to purchase 153,809 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 41,016 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon an Involuntary Termination within a two years after a change in control of the Company.

(10)
As of December 31, 2021, Ms. Pomerantz held unvested performance-vesting options to purchase 102,539 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon a termination by the Company other than for cause.

(11)
Amount reflects 11,578 unvested time-vesting options which would fully accelerate upon an Involuntary Termination within two years following a change in control. As of December 31, 2021, Ms. Pomerantz also held unvested (i) performance-vesting options to purchase 102,539 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within a two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 27,344 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company.

(12)
As of December 31, 2021, Mr. Weise held unvested performance-vesting options to purchase 102,539 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon a termination by the Company other than for cause.

(13)
Amount reflects value of 1,179 unvested time-vesting options which would fully accelerate upon an Involuntary Termination within two years following a change in control. As of December 31, 2021, Mr. Weise also held unvested (i) performance-vesting options to purchase 102,539 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within a two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 27,344 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company.

(14)
Amount reflects value of 956 shares of stock which would fully vest upon termination due to death or disability, or involuntary termination. As of December 31, 2021, Mr. Walsh also held performance-vesting options to purchase 20,000 shares of stock with an exercise price of $111.65 which, upon an Involuntary Termination, would have vested on a pro-rated basis based on the number of days employed during the performance period, based on actual Company performance through the end of the performance period.

(15)
As of December 31, 2021, Mr. Walsh held unvested (i) time-vesting options to purchase 23,335 shares of stock with an exercise price of $111.65 which would have fully accelerated in connection with a change of control occurring on December 31, 2021 if the options had not been assumed, repurchased by the Company, or terminated and (ii) performance-vesting options to purchase 20,000 shares of stock with an exercise price of $111.65 which would have vested in full upon a change in control of the Company if, in connection with a change of Control of the Company, the options were not assumed, repurchased by the Company, or terminated.

(16)
Amount reflects 5,563 unvested time-vesting options which would fully accelerate upon an Involuntary Termination within two years following a change in control and 956 shares of stock which would fully vest upon an Involuntary Termination.

(17)	An “Involuntary Termination” means a termination by the Company without cause or by the NEO for good reason.

(18)	No equity value was attributable to options with an exercise price at or above the December 31, 2021 stock price of $95.27.

CEO PAY RATIO

To determine the ratio of our CEO’s annual total compensation to the median annual total compensation of all our employees excluding the CEO, we identified, as of December 31, 2021, the median employee using annual base salary. We sorted the data set from lowest to highest salary using salary amounts calculated as of December 31, 2021, noting that all salaries were annualized for employees who were new hires or worked a partial year and without excluding any employees from the data set. Due to the increase in the number of employees, we believe this measure reasonably reflects the typical annual compensation of our employee population and we consistently applied this measure for all employees.

We estimate that the median employee’s 2021 total compensation was $66,018. Mr. Cyr’s 2021 total compensation was $4,427,740 which was approximately 67 times that of the median of the annual total compensation of all our employees.

The annual total compensation of our CEO includes a multi-year grant, which will be realized over four years. Excluding portions of the multi-year grant that will be realized in subsequent years, Mr. Cyr's realized compensation for 2021 is $765,040, approximately 12:1 times that of the median of the annual total compensation of all of our employees.

DIRECTOR COMPENSATION

The full Board approved director compensation for 2021, based on the recommendation of the Compensation Committee with assistance from KF, and in accordance with the Company’s non-employee director compensation program. For 2021, each non-employee member of the Board who served for the entire year received an annual cash retainer of $60,000, paid quarterly. In 2021, each Board member was also granted an award of time-vesting RSUs under our 2014 Plan, which vest on the first anniversary of the grant date, subject to continued service, with an upfront grant date value of $120,013 (or $170,058 for the Chair of the Board). In addition, certain directors who served as Chairs of Board committees received additional cash payments for 2021 as follows: $10,000 for the Chair of the Company’s Audit Committee and $7,500 each for the Chairs of the Compensation Committee and the Nominating, Governance and Sustainability Committee. Certain directors who served on multiple committees also received additional cash payments for 2021 of $2,500.

The following table shows compensation paid to each of our non-employee directors who served during 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Charles A. Norris (2)	60,000	170,058	230,058
J. David Basto	60,000	120,013	180,013
Olu Beck (7)	62,500	120,013	182,513
Daryl G. Brewster (3)	67,500	120,013	187,513
Lawrence S. Coben	60,000	120,013	180,013
Walter N. George III (4)	67,500	120,013	187,513
Jacki S. Kelley (7)	62,500	120,013	182,513
Leta D. Priest	60,000	120,013	180,013
Craig D. Steeneck (5)	70,000	120,013	190,013
William B. Cyr (6)	—	—	—

(1)
Represents the aggregate grant date fair value of RSUs granted under our 2014 Plan without regard to forfeitures, computed in accordance with FASB ASC Topic 718 and is based on the valuation assumptions described in Note 10 to our consolidated financial statements included in our annual report. This amount does not reflect the actual economic value realized by the director. The stock awards reflected in the table comprise all outstanding equity awards held by our non-employee directors at the end of 2021.

(2)	Charles A. Norris serves as Chair of the Board.

(3)	Daryl G. Brewster serves as Chair of the Compensation Committee.

(4)	Walter N. George III serves as Chair of the Nominating, Governance and Sustainability Committee.

(5)	Craig D. Steeneck serves as the Chair of the Audit Committee.

(6)	William B. Cyr is an NEO and does not receive separate compensation for serving on the Board.

(7)	During 2021, Olu Beck and Jacki S. Kelley served on two committees: Nominating, Governance and Sustainability Committee and the Compensation Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 14, 2022, by:

●	each person known by us to beneficially own 5% or more of our outstanding common stock;
●	each of our directors and named executive officers; and
●	all of our directors and executive officers as a group.

The numbers listed below are based on 43,490,141 shares of our common stock outstanding as of April 14, 2022. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
The Vanguard Group, Inc. (2)	3,808,057	8.8%
BlackRock, Inc. (3)	3,573,212	8.2%
Wasatch Advisors, Inc. (4)	3,308,621	7.6%
Capital Research Global Investors (5)	3,164,445	7.3%
T. Rowe Price Associates, Inc. (6)	3,087,726	7.1%
Named Executive Officers and Directors:
William B. Cyr (7)	1,091,023	2.5%
Charles A. Norris (8)	590,756	1.4%
J. David Basto	30,034	*
Olu Beck	4,370	*
Daryl G. Brewster	52,648	*
Lawrence S. Coben	49,625	*
Walter N. George III	44,063	*
Jacki S. Kelley	6,453	*
Craig D. Steeneck	27,271	*
Leta D. Priest	7,527	*
Scott Morris	345,390	*
Heather Pomerantz	27,765	*
Cathal Walsh	73,776	*
Stephen L. Weise	80,052	*
Executive Officers and Directors as a Group (16 persons) (9)	2,456,747	5.8%

*	Less than 1%
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

(2)
Represents shares of common stock beneficially owned as of December 31, 2021, based on a Schedule 13G filed on February 9, 2022, by The Vanguard Group, Inc. In such filing The Vanguard Group, Inc., lists its address as 100 Vanguard Blvd., Malvern, PA 19355.

(3)
Represents shares of common stock beneficially owned as of December 31, 2021, based on a Schedule 13G filed on February 3, 2022, by BlackRock, Inc. In such filing, Blackrock, Inc. lists its address as 55 East 52nd Street, New York, NY 10055.

(4)
Represents shares of common stock beneficially owned as of December 31, 2021, based on a Schedule 13G filed on February 11, 2022, by Wasatch Advisors, Inc. In such filing, Wasatch Advisors, Inc., lists its address as 505 Wakara Way, Salt Lake City, UT 84108.

(5)
Represents shares of common stock beneficially owned as of December 31, 2021, based on a Schedule 13G filed on February 14, 2022, by Capital Research Global Investors. In such filing, Capital Research Global Investors, lists its address as 333 South Hope Street, 55th Floor, Los Angeles, CA 90071.

(6)
Represents shares of common stock beneficially owned as of December 31, 2021, based on a Schedule 13G filed on February 14, 2022, by T. Rowe Price Associates, Inc. In such filing T. Rowe Price Associates, Inc., lists its address as 100 E. Pratt Street, Baltimore, MD 21202.

(7)
Includes 77,351 shares of common stock and 1,013,672 options to purchase common stock held by Mr. Cyr directly, 55,000 options to purchase shares of common stock held by his spouse, 107,500 options to purchase shares of common stock held by Irrevocable Spousal Trust for Linda W. Cyr, and 95,000 options to purchase shares of common stock held by Linda W. Cyr 2020 Irrevocable Trust for Descendant.

(8)
Includes 27,188 shares of common stock held by Mr. Norris directly, 503,568 shares of common stock held by Norris Trust Ltd 6/18/02, 30,000 shares of common stock held by the Charles Norris 2020 Annuity Trust and 30,000 shares held by the Margaret Norris 2020 Annuity Trust.

(9)	Excludes Mr. Weise, as he is no longer an executive officer of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The Company administers three current equity compensation plans: our 2014 Plan, a 2016 inducement stock option grant to Mr. Cyr and a 2020 inducement stock option grant to Ms. Pomerantz. The Company also administers two legacy equity compensation plans: our 2010 Stock Option Plan (or 2010 plan) and our 2006 Stock Incentive Plan (or 2006 Plan). The following table provides information as of December 31, 2021 regarding shares of our common stock that may be issued under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	2,495,647 (2)	89.00	736,643
Equity Compensation Plans Not Approved by Security Holders	1,015,000 (3)	10.98	—
Total	3,510,647		736,643

(1)	RSUs reflected in column (a) are not reflected in these weighted-average exercise prices.

(2)
Includes 2,332,900 options outstanding under our 2014 Plan with a weighted average exercise price of $89.06; 125,000 RSUs outstanding under our 2014 Plan; and 6,100 options outstanding under our 2010 Plan with a weighted average exercise price of $7.10.

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

Inducement Grant to Mr. Cyr

In September 2016, we granted our CEO, Mr. Cyr, an inducement grant of stock options in accordance with the Nasdaq Marketplace Rules. Mr. Cyr’s inducement grant consisted of 500,000 performance-vesting options and 500,000 time-vesting options, which have all vested.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

Our independent registered public accounting firm is KPMG LLP, Short Hills, New Jersey, Auditor ID: 185.

The following table presents fees for professional services rendered by our current independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$1,085,000	$1,028,500
Audit-Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees (3)	1,900	1,897
Total	$1,086,900	$1,030,397
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

All services provided by KPMG, LLP for 2021 and 2020 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)
Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2021 10-K filed on March 1, 2022.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2021)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 1, 2022)
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

10.3+	First Amendment to Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2021)
10.4+	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.5+	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
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

10.11*+	Summary of Non-Employee Director Compensation Arrangements (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 1, 2022)
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

21.1*	List of Subsidiaries (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 1, 2022)
23.1*	Consent of KPMG LLP (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 1, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 1, 2022)
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 1, 2022)
31.3**
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021

31.4**
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021

32.1*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 1, 2022)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished as an exhibit to the 2021 10-K, filed on March 1, 2022.
**	Filed herewith.
+	Indicates a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2022.

FRESHPET, INC.

By:	/s/ Heather Pomerantz
Name:	Heather Pomerantz
Title:	Chief Financial Officer