Form 10-Q
period 2022-03-31
Freshpet, Inc.
filed 2022-05-03
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 43,490,152 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” "target," “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact of COVID-19 on the U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•

our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and building capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens (as defined below);

•

our ability to timely complete the construction at our Freshpet Kitchens South and Freshpet Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis together, “Freshpet Kitchens") and achieve the anticipated benefits therefrom;

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
•

other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,730	$72,788
Accounts receivable, net of allowance for doubtful accounts	61,458	34,780
Inventories, net	45,311	35,574
Prepaid expenses	4,494	5,834
Other current assets	1,972	1,349
Total Current Assets	142,965	150,325
Property, plant and equipment, net	663,844	583,922
Deposits on equipment	1,167	4,100
Operating lease right of use assets	6,227	6,537
Equity method investment	27,840	25,856
Other assets	11,417	13,670
Total Assets	$853,460	$784,410
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,151	$42,612
Accrued expenses	13,139	14,950
Current operating lease liabilities	1,384	1,384
Current portion of long term debt	4,770	-
Total Current Liabilities	$96,444	$58,946
Long term debt	43,541	—
Long term operating lease liabilities	5,421	5,710
Total Liabilities	$145,406	$64,656
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 43,485 issued and 43,471 outstanding on March 31, 2022, and 43,449 issued and 43,435 outstanding on December 31, 2021	43	43
Additional paid-in capital	961,914	955,710
Accumulated deficit	(253,165)	(235,623)
Accumulated other comprehensive loss	(482)	(120)
Treasury stock, at cost — 14 shares on March 31, 2022 and on December 31, 2021	(256)	(256)
Total Stockholders' Equity	708,054	719,754
Total Liabilities and Stockholders' Equity	$853,460	$784,410

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2022	2021
NET SALES	$132,171	$93,414
COST OF GOODS SOLD	87,419	57,099
GROSS PROFIT	44,753	36,315
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	60,631	46,033
LOSS FROM OPERATIONS	(15,878)	(9,718)
OTHER (EXPENSES)/INCOME:
Other (Expenses)/Income, net	258	(5)
Interest Expense	(571)	(901)
	(313)	(906)
LOSS BEFORE INCOME TAXES	(16,191)	(10,624)
INCOME TAX EXPENSE	41	16
LOSS ON EQUITY METHOD INVESTMENT	1,310	248
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,542)	$(10,888)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(362)	259
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(362)	259
TOTAL COMPREHENSIVE (LOSS) INCOME	$(17,904)	$(10,629)
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.40)	$(0.26)
-DILUTED	$(0.40)	$(0.26)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	43,437	41,627
-DILUTED	43,437	41,627

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CHANGES TO STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	22	—	232	—	—	—	—	232
Vesting of restricted stock units	14	—	(323)	—	—	—	—	(323)
Share-based compensation expense	—	—	6,295	—	—	—	—	6,295
Foreign Currency Translation	—	—	—	—	(362)	—	—	(362)
Net loss	—	—	—	(17,542)	—	—	—	(17,542)
BALANCES, March 31, 2022	43,485	$43	$961,914	$(253,165)	$(482)	14	$(256)	$708,054

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2020	40,732	$41	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	72	—	714	—	—	—	—	714
Vesting of restricted stock units	23	—	(1,529)	—	—	—	—	(1,529)
Share-based compensation expense	—	—	6,151	—	—	—	—	6,151
Shares issued in primary offering	2,415	2	332,518	—	—	—	—	332,520
Foreign Currency Translation	—	—	—	—	259	—	—	259
Net loss	—	—	—	(10,888)	—	—	—	(10,888)
BALANCES, March 31, 2021	43,242	$43	$938,242	$(216,812)	$179	14	$(256)	$721,396

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,542)	$(10,888)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss (gains) on accounts receivable	(25)	(3)
Loss on disposal of equipment	43	60
Share-based compensation	6,295	6,080
Inventory obsolescence	(149)	129
Depreciation and amortization	8,007	7,089
Amortization of deferred financing costs and loan discount	132	617
Change in operating lease right of use asset	310	309
Loss on equity method investment	1,310	236
Changes in operating assets and liabilities:
Accounts receivable	(26,653)	(10,378)
Inventories	(9,588)	(2,835)
Prepaid expenses and other current assets	717	(140)
Other assets	(990)	137
Accounts payable	5,449	6,248
Accrued expenses	(1,811)	(1,801)
Other lease liabilities	(290)	(345)
Net cash flows used in operating activities	(34,785)	(5,485)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity method investment	(3,294)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(55,888)	(49,334)
Net cash flows used in investing activities	(59,182)	(49,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	—	332,520
Proceeds from exercise of options to purchase common stock	232	714
Tax withholdings related to net shares settlements of restricted stock units	(323)	(1,529)
Proceeds from borrowings under Credit Facility	51,000	—
Fees paid in connection with financing agreements	—	(3,166)
Net cash flows provided by financing activities	50,909	328,539
NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,058)	273,720
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,788	67,247
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,730	$340,967
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$421	$208
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$51,572	$19,536

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations and changes to stockholders’ equity for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

On March 10, 2022, the Company invested $3,300 to maintain our 19% interest in a privately held company that operates in our industry, with our investments to date totaling $31,200. The Company concluded that it is not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct activities that most significantly impact the economic performance. The Company accounts for the investment under the equity method of accounting based on our ability to exercise significant influence even though the Company's percentage of ownership is below 20%. The basis difference between the Company's carrying value of its investment and the amount of underlying equity in net assets of the privately held company is not material to the Company's consolidated financial statements.

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

As of March 31, 2022, the Company only maintained Level 1 assets and liabilities.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Restricted Stock Tax Withholdings – To meet payroll tax withholdings obligations arising from the vesting of restricted stock units, the Company withheld 3 shares totaling $323 for the three months ended March 31, 2022, and withheld 10 shares totaling $1,529 for the three months ended March 31, 2021.

Debt Issuance Cost – During the first quarter of 2021, as part of the Sixth Amended and Restated Loan and Security Agreement, dated February 19, 2021, (as amended, the "New Loan Agreement"), the Company incurred an additional $3,263 of fees in 2021 associated with the debt modification, of which $2,797 of the fees were related to the Delayed Draw Term Loan (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended
	March 31,
	2022	2021
Grocery, Mass and Club	$115,518	$79,071
Pet Specialty and Natural	16,654	14,342
Net Sales (a)	$132,171	$93,414

(a) Online sales associated with each class of retailer are included within their respective total.

Recently Adopted Accounting Standards

The Company did not adopt any new Accounting Standard Updates during the quarter ended March 31, 2022.

Note 2 – Inventories:

	March 31,	December 31,
	2022	2021
Raw Materials and Work in Process	$13,327	$13,339
Packaging Components Material	4,386	2,823
Finished Goods	27,741	19,704
	45,454	35,866
Reserve for Obsolete Inventory	(143)	(292)
Inventories, net	$45,311	$35,574

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 3 – Property, Plant and Equipment:

	March 31,	December 31,
	2022	2021
Refrigeration Equipment	$123,208	$122,063
Machinery and Equipment	144,957	140,471
Building, Land, and Improvements	152,608	150,927
Furniture and Office Equipment	8,252	8,844
Leasehold Improvements	1,319	1,319
Construction in Progress	354,712	273,880
	785,056	697,504
Less: Accumulated Depreciation	(121,213)	(113,582)
Property, plant and equipment, net	$663,844	$583,922

Depreciation expense related to property, plant and equipment totaled $7,947 for the three months ended March 31, 2022, of which $4,701 was recorded to cost of goods sold for the three months ended March 31, 2022, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $6,585 for the three months ended March 31, 2021, of which $3,800 was recorded to cost of goods sold for the three months ended March 31, 2021, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 4 – Accrued Expenses:

	March 31,	December 31,
	2022	2021
Accrued Compensation and Employee Related Costs	$4,204	$6,934
Accrued Chiller Cost	1,973	2,050
Accrued Customer Consideration	617	828
Accrued Freight	1,251	1,547
Accrued Production Expenses	2,418	1,862
Accrued Corporate and Marketing Expenses	1,942	1,081
Other Accrued Expenses	734	648
Accrued Expenses	$13,139	$14,950

Note 5 – Debt:

On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement ("Sixth Amendment"), which amended and restated in full the Company's Fifth Amended and Restated Loan and Security Agreement, dated as of April 17, 2020. The Sixth Amendment provides for a $350,000 senior secured credit facility (as amended the "Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility"), which replaced the Company's prior $130,000 delayed draw term loan facility and $35,000 revolving loan facility.

As of  March 31, 2022, the Company had $51,000 debt outstanding under the Delayed Draw Facility.

In connection with entering into the Sixth Amendment, the Company incurred $3,166 of debt issuance cost, which is capitalized on the balance sheet and amortized over the life of the facility, and wrote off $485 of fees incurred from the prior credit facilities.

As of March 31, 2022, there was $1,995 of debt issuance cost recorded against the Long-Term debt, and 694 of debt issuance cost recorded against the Current Portion of Long-Term Debt related to the issuance costs of the Delayed Draw Facility. In addition, $285 of debt issuance costs recorded to other assets, and $99 was recorded in other current assets related to the issuance costs of the Revolving Loan Facility. See Note 11, Subsequent Events, for additional information on an amendment to the Sixth Amendment that was executed on April 29, 2022.

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	4.28
Weighted-average discount rate	6.15%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of March 31, 2022 were as follows:

Operating Lease Obligations	As of March 31, 2022
2022 (a)	$1,328
2023	1,802
2024	1,511
2025	1,210
2026 and beyond	1,576
Total lease payments	$7,428
Less: Imputed interest	(623)
Present value of lease liabilities	$6,805

(a)	Excluding the three months ended March 31, 2022.

A summary of rent expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$438	$447

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	Three Months Ended
	March 31,
Operating cash flow information:	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$435	$434

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2022 and 2021 was $6,295 and $6,151, respectively. During the three months ended March 31, 2022, 22 stock options were exercised. During the three months ended March 31, 2022, 80 service period restricted stock units were granted at a weighted average grant-date fair market value of $85.15. During the three months ended March 31, 2022, 17 restricted stock units vested.

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

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three Months Ended
	March 31,
	2022	2021
Service Period Stock Options	1,262	1,318
Restricted Stock Units	167	199
Performance Stock Options	956	961
Total	2,385	2,478

For the three months ended March 31, 2022 and 2021, diluted net loss per share of common stock is the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such period.

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

Note 11 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued for recognition or disclosures.

With the Company's continuing expansion of its manufacturing capacity, the Company's borrowings under the Credit Facility increased by an additional $27,000 as of April 23, 2022 for aggregate debt outstanding of $78,000. On April 29, 2022, the Company entered into an amendment of the Sixth Amendment, by and among the Company, as borrower, City National Bank, as the arranger and administrative agent, and the lenders party thereto (the "Amendment"). The Amendment did not change the capacity of the $350,000 Credit Facility, encompassing a $300,000 Delayed Draw Term Loan Facility and the $50,000 Revolving Loan Facility. The Amendment, among other things, (i) made mechanical amendments to allow for the Company's projected Capital Expenditures (as defined in the Amendment) without either triggering mandatory prepayment obligations or violating the Capital Expenditure covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate (or "Term SOFR", as defined in the Amendment).

On April 8, 2022, Phillips Feed Service, Inc., d/b/a Phillips Feed And Pet Supply ("Phillips") filed a complaint against the Company in U.S. District Court for the Eastern District of Pennsylvania (Allentown Division) for damages allegedly sustained as a result of the termination of the Company's distribution arrangement with Phillips, a former distributor of Freshpet products. Phillips asserts a claim for breach of contract, and seeks monetary damages in excess of $8,300 based on a claimed "termination payment" under a 2018 "Letter Of Intent" and additional damages based on a claim for improper notice of termination. Phillips also claims a right of setoff with respect to monies owed by Phillips to the Company. The Company was recently served with Phillips' complaint but has not yet filed its answer and counterclaims. Management does not believe that the outcome of the litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On April 27, 2022, the Company entered into a lease agreement with the intended use as a manufacturing innovation facility in Bethlehem, Pennsylvania near the Company's current Freshpet Kitchens. The lease has an initial term of approximately twenty years and is expected to commence in May 2023. The base rent under the lease agreement is approximately $900 per year for the first year, escalating 3.5% annually thereafter over the term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report").

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

For information regarding our consolidated operating results, financial condition, liquidity and cash flows for the three months ended March 31, 2021 as compared to the same period in 2020, refer to "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 4, 2021, which information is incorporated herein by reference.

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

Recent Developments

During late 2021, we announced two price increases designed to address the margin impact of inflation on our input costs, logistics and labor. The first price increase occurred during Q4 2021, and the second price increase occurred during Q1 2022. We believe the price increases caused our Q4 2021 and Q1 2022 household penetration growth to be below our historical rate, but we believe we are still progressing towards our long-term household penetration goals as the more recent trend shows acceleration more in-line with our historical rate. We believe the household penetration impact as a reaction to our price increases, to be a short-term setback when the higher pricing first appears on the shelf, but we expect it to turn positive through product distribution and media. We believe our buying rate will likely benefit from the higher pricing. Further, depending on the broader macroeconomic environment, including inflationary costs due to energy costs and raw ingredients, further pricing increases could be considered later in 2022. We have excess buffer capacity in our plans to ensure continuity of operations and insulate us from disruptions, minimizing out-of-stocks that we have previously experienced during certain consumption surges due to the COVID-19 pandemic and adverse supply chain issues due to inclement weather, as well as prepare us for the increased demand we expect by the end of 2022. In addition, we are introducing an enhanced long-term capacity expansion plan to provide greater capital efficiency and support long-term targeted net sales growth. See "—Liquidity and Capital Resources."

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

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 23,931 retail stores as of March 31, 2022. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials and inbound freight, as well as depreciation and amortization and non-cash share based compensation.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $291.8 million as of December 31, 2021, of which approximately $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2021, of approximately $116.4 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2021, we had approximately $229.5 million of state NOLs, which expire between 2022 and 2041, and had $14.3 million of foreign NOLs which do not expire. At December 31, 2021, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$132,171	100%	$93,414	100%
Cost of goods sold	87,419	66	57,099	61
Gross profit	44,753	34	36,315	39
Selling, general and administrative expenses	60,631	46	46,033	49
Loss from operations	(15,878)	(12)	(9,718)	(10)
Other (expenses)/income, net	258	0	(5)	(0)
Interest expense	(571)	(0)	(901)	(1)
Loss before income taxes	(16,191)	(12)	(10,624)	(11)
Income tax expense	41	0	16	0
Loss on equity method investment	1,310	1	248	0
Net loss	$(17,542)	(13)%	$(10,888)	(12)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2022			2021
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$115,518	87%	18,425	$79,071	85%	17,574
Pet Specialty and Natural (2)	16,654	13%	5,506	14,342	15%	5,316
Net Sales (3)	$132,171	100%	23,931	$93,414	100%	22,890

(1)	Stores at March 31, 2022 and 2021 consisted of 12,985 and 12,338 Grocery and 5,440 and 5,236 Mass and Club, respectively.
(2)	Stores at March 31, 2022 and 2021 consisted of 5,031 and 4,841 Pet Specialty and 475 and 475 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $38.8 million, or 41.5%, to $132.2 million for the three months ended March 31, 2022 as compared to $93.4 million in the same period in the prior year. The $38.8 million increase in net sales was driven by $30.5 million due to volume, including refilling our trade inventory, and $8.3 million due to price and mix. Of the sales increase $36.4 million of growth in our Grocery (including Online), Mass, and Club refrigerated channel and $2.3 million of growth in our Pet Specialty and Natural refrigerated channel. Our Freshpet Fridge store locations grew by 4.5% to 23,931 as of March 31, 2022 compared to 22,890 as of March 31, 2021.

Gross Profit

Gross profit was $44.8 million, or 33.9% as a percentage of net sales, for the first three months ended March 31, 2022, compared to $36.3 million, or 38.9% as a percentage of net sales, in the prior year period. For the first three months ended March 31, 2022, Adjusted Gross Profit was $55.4 million, or 41.9% as a percentage of net sales, compared to $43.6 million, or 46.7% as a percentage of net sales, in the prior year period. The decrease in gross profit as a percentage of net sales and Adjusted Gross Profit as a percentage of net sales was primarily due to increased cost at Freshpet Kitchens as a result of our wage increase plan, investments as we grow into capacity, inflation of ingredient cost, slightly offset by increased pricing. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $60.6 million for the three months ended March 31, 2022, compared to $46.0 million in the prior year period. As a percentage of net sales, SG&A decreased to 45.9% for the three months ended March 31, 2022, compared to 49.3% in the prior year period. The decrease in SG&A as a percentage of net sales was a result of increased selling, general and administrative expense leverage of 760 basis points due to higher net sales, partially offset by increased media as a percentage of net sales of 410 basis points. Adjusted SG&A for the three months ended March 31, 2022, was $50.5 million, or 38.2% as a percentage of net sales, compared to $35.9 million, or 38.4% as a percentage of net sales, in the prior year period. The decrease in Adjusted SG&A as a percentage of net sales was a result of increased selling, general and administrative expense leverage of 440 basis points due to higher net sales, offset by increased media as a percentage of net sales of 410 basis points. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased by $6.2 million to a loss from operations of $15.9 million for the three months ended March 31, 2022 as compared to a loss from operations of $9.7 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our Credit Facility decreased $0.3 million to interest expense of $0.6 million for the three months ended March 2022 as compared to an interest expense of $0.9 million for the same period in the prior year as a result of the New Loan Agreement discussed in Note 1.

Loss on Equity Method Investment

Our loss on equity method investment for the three months ended March 31, 2022, was $2.0 million from the Company's 19% interest in a privately held company.

Net Loss

Net loss increased $6.7 million to a net loss of $17.5 million for the three months ended March 31, 2022, as compared to a net loss of $10.9 million for the same period in the prior year as a result of the factors discussed above.

Adjusted EBITDA

Adjusted EBITDA was $5.1 million, or 3.9% as a percentage of net sales (also called Adjusted EBITDA Margin), for the three months ended March 31, 2022, compared to $7.8 million, or 8.3% as a percentage of net sales, in the prior year period. The decrease in Adjusted EBITDA was a result of increased Adjusted SG&A expense partially offset by higher net sales and Adjusted Gross Profit. As a long-term target as part of our capacity plan by 2025, we have targeted an Adjusted EBITDA Margin of approximately 25% measured on a yearly basis. See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to EBITDA, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures; see "—Liquidity and Capital Resources" for further discussion around our long-term capacity planning and see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for factors that could cause our results to differ, in some cases materially.

Non-GAAP Financial Measures

Freshpet uses the following non-GAAP financial measures in its financial communications. These non-GAAP financial measures should be considered as supplements to the U.S. GAAP reported measures, should not be considered replacements for, or superior to, the U.S. GAAP measures and may not be comparable to similarly named measures used by other companies.

•	Adjusted Gross Profit
•	Adjusted Gross Profit as a percentage of net sales (Adjusted Gross Margin)
•	Adjusted SG&A expenses
•	Adjusted SG&A expenses as a percentage of net sales
•	EBITDA
•	Adjusted EBITDA
•	Adjusted EBITDA as a percentage of net sales (Adjusted EBITDA Margin)

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, plant start-up expense, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses. As of the fourth quarter of 2021, all remaining COVID-19 expenses are part of our operating performance. EBITDA represents net income (loss) plus interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, launch expenses, plant start-up expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses.

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

Our presentation of the non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that the non-GAAP financial measures have limitations as analytical financial measures. For example, the non-GAAP financial measures do not reflect:

•	our capital expenditures or future requirements for capital expenditures;
•	the interest expense, or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;
•	depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor any cash requirements for such replacements; and
•	changes in our cash requirements for our working capital needs.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Net loss	$(17,542)	$(10,888)
Depreciation and amortization	7,986	7,089
Interest expense	571	901
Income tax expense	41	16
EBITDA	$(8,944)	$(2,882)
Loss on equity method investment	$1,310	$248
Loss on disposal of equipment	43	60
Non-cash share-based compensation	6,295	6,080
Launch expense (a)	632	731
Plant start-up expense (b)	4,748	1,843
Equity offering expenses (c)	—	125
Enterprise Resource Planning (d)	1,018	603
COVID-19 expense (e)	—	957
Adjusted EBITDA	$5,102	$7,765
Adjusted EBITDA as a % of Net Sales	3.9%	8.3%

(a)

Represents new store marketing allowance of $1,000 for each store added to our distribution network, as well as the non-capitalized freight costs associated with Freshpet Fridge replacements. The expense enhances the overall marketing spend to support our growing distribution network.

(b)	Represents additional operating costs, inclusive of inventory disposal, incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
(c)	Represents fees associated with public offerings of our common stock.
(d)	Represents implementation and other costs associated with the implementation of an ERP system.
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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Gross Profit	$44,753	$36,315
Depreciation expense	4,701	3,800
Plant start-up expense (a)	4,748	1,843
Non-cash share-based compensation	1,168	710
COVID-19 expense (b)	—	953
Adjusted Gross Profit	$55,369	$43,621
Adjusted Gross Profit as a % of Net Sales	41.9%	46.7%

(a)	Represents additional operating costs, inclusive of inventory disposal, incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
SG&A expenses	$60,631	$46,033
Depreciation and amortization expense	3,285	3,289
Non-cash share-based compensation	5,127	5,370
Launch expense (a)	632	731
Loss on disposal of equipment	43	60
Equity offering expenses (b)	—	125
Enterprise Resource Planning (c)	1,018	603
COVID-19 expense (d)	—	4
Adjusted SG&A Expenses	$50,526	$35,851
Adjusted SG&A Expenses as a % of Net Sales	38.2%	38.4%

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

Liquidity and Capital Resources

The Company plans to introduce an enhanced long-term capacity expansion plan that provides greater capital efficiency in order to reach a longer-term goal of a targeted net sales capacity of up to $2.9 billion with a target goal of $1.25 billion in net sales by 2025, while solving for practical challenges present within our complex operating environment. The key elements of the plan include an alignment of talent to maximize utilization, realignment of the Company's manufacturing operations to specific products and technologies to create efficiencies, optimize capital investment to assets of greatest strategic value, and reinforce Freshpet's leadership position through a commitment to innovation. This foundation translates to a re-phasing of the Ennis facility that is designed to bring on roll product capacity sooner, a re-focus of Kitchens South operations to bag manufacturing, and the addition of an innovation scale-up facility in Bethlehem. Please be advised that these are not projections; however, they are targets and are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company and its management, and are based upon assumptions with respect to future decisions, which are subject to change. Actual results will vary and those variations may be material. See our section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for certain factors, which may not be exhaustive, that could cause our results to differ, in some cases materially.

Prior to the enhanced long term capacity expansion plan, we expected to make future capital expenditures of approximately $219.0 million in connection with the completion of our planned development and of Freshpet Kitchens Ennis Phase 1, Ennis Chicken Processing and Freshpet Kitchens South. As a result, we now expect to make $400.0 million in such future capital expenditures. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, planned borrowing capacity and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens, including any long-term capacity expansion, primarily comprises our material future cash requirement. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

On April 29, 2022, the Company entered into the Amendment to the Company's Sixth Amendment. The Amendment, among other things, (i) made mechanical amendments to allow for the Company's projected Capital Expenditures (as defined in the Amended Credit Agreement) without either triggering mandatory prepayment obligations or violating the Capital Expenditure covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate (or "Term SOFR", as defined in the Amended Credit Agreement). See Note 11 of our (unaudited) consolidated financial statements for additional information.

The following table sets forth, for the periods indicated, our working capital:

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Cash and cash equivalents	$29,730	$72,788
Accounts receivable, net of allowance for doubtful accounts	61,458	34,780
Inventories, net	45,311	35,574
Prepaid expenses	4,494	5,834
Other current assets	1,972	1,349
Accounts payable	(77,151)	(42,612)
Accrued expenses	(13,139)	(14,950)
Current operating lease liabilities	(1,384)	(1,384)
Current portion of long term debt	(4,770)	-
Total Working Capital	$46,521	$91,379

Working capital consists of current assets net of current liabilities. Working capital decreased $44.9 million to $46.5 million at March 31, 2022 compared with working capital of $91.4 million at December 31, 2021. The decrease was primarily a result of a decrease of $43.1 million in cash and cash equivalents as we fund our capital expansion plan, an increase in accounts receivable of $26.7 million as a result of our new ERP transition, and an increase in accounts payable of $34.5 million as a result of timing and capital expenditures of approximately $42.0 million related to our capital expansion plan. The decrease was partially offset by a decrease of accrued expenses of $1.8 million.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days. As of March 31, 2022, our accounts receivable aging increased by approximately eight days as a result of the ERP implementation.

As of March 31, 2022, our capital resources consisted primarily of $29.7 million of cash on hand, $297.0 million available under our $350.0 million Credit Facility, which reflects $2.0 million reserved for two letters of credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our Credit Facility.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows used in operating, investing and provided by financing activities and our ending balance of cash:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Cash at the beginning of period	$72,788	$67,247
Net cash used in operating activities	(34,785)	(5,485)
Net cash used in investing activities	(59,182)	(49,334)
Net cash provided by financing activities	50,909	328,539
Cash at the end of period	$29,730	$340,967

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash used in operating activities of $34.8 million for the three months ended March 31, 2022, was primarily attributed to:

•

$1.6 million of net loss, adjusted for reconciling non-cash items, which excludes $15.9 million primarily related to $8.0 million of depreciation and amortization, $6.3 million of share-based compensation, and $1.3 million of loss on investments in equity method investment.

This was offset by:

•	$33.2 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories and accrued expenses, primarily offset by the change in accounts payable.

Net cash used in operating activities of $5.5 million for the three months ended March 31, 2021, was primarily attributed to:

•

$3.6 million of net income, adjusted for reconciling non-cash items, which excludes $14.5 million primarily related to $7.1 million of depreciation and amortization, $6.1 million of share-based compensation, and $0.6 million of amortization of deferred financing costs.

This was offset by:

•	$9.1 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories and accrued expenses, offset by change in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities of $59.2 million for the three months ended March 31, 2022, was primarily attributed to:

•	$55.9 million capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, and expenditures relating to investment in fridges and other capital spend.
•	$3.3 million investment in equity method investment.

Net cash used in investing activities of $49.3 million for the three months ended March 31, 2021, was primarily attributed to:

•	$1.6 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$40.3 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$2.2 million in plant recurring capital expenditures.
•	$5.2 million capital expenditures relating to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $50.9 million for the three months ended March 31, 2022, was primarily attributed to:

•	$51.0 million of proceeds from borrowings under Credit Facility.
•	$0.2 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$0.3 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $328.5 million for the three months ended March 31, 2021, was primarily attributed to:

•	$332.5 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$0.7 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$3.2 million for debt issuance cost related to the new Credit Facility.
•	$1.5 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Note 5 to our consolidated financial statements included in this report.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our Annual Report.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Estimates

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates described in our Annual Report.

Recent Accounting Pronouncements

Recently Adopted Standards:

See Note 1 of our (unaudited) consolidated financial statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of March 31, 2022, we had $51.0 million outstanding borrowings under our credit facilities.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three months ended March 31, 2022 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of March 31, 2022, there were no forward contracts outstanding.

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

We transitioned to a new enterprise resource planning (ERP) system during the first quarter of 2022. Implementation, integration and transition efforts will continue thereafter. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 27, 2021)
10.1	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 29, 2022, by and among the Company and City National Bank, a national banking association, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2022	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Heather Pomerantz
Heather Pomerantz Chief Financial Officer
(Principal Financial and Accounting Officer)