Form 10-Q
period 2022-06-30
Freshpet, Inc.
filed 2022-08-09
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2022, the registrant had 47,820,427 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” "target," “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in global economic and financial market conditions generally, such as inflation and interest rate increases;
•	the impact of various worldwide or macroeconomic events, such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, on the U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•

our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and building capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens (as defined below);

•

our ability to timely complete the construction at our Freshpet Kitchens South and Freshpet Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis collectively, “Freshpet Kitchens") and achieve the anticipated benefits therefrom;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307,345	$72,788
Short-term investments	19,840	—
Accounts receivable, net of allowance for doubtful accounts	62,090	34,780
Inventories, net	60,679	35,574
Prepaid expenses	2,547	5,834
Other current assets	2,220	1,349
Total Current Assets	454,721	150,325
Property, plant and equipment, net	662,527	583,922
Deposits on equipment	1,084	4,100
Operating lease right of use assets	5,862	6,537
Equity method investment	27,123	25,856
Other assets	22,197	13,670
Total Assets	$1,173,514	$784,410
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,507	$42,612
Accrued expenses	19,437	14,950
Current operating lease liabilities	1,446	1,384
Current portion of long-term debt	10,449	-
Total Current Liabilities	$70,839	$58,946
Long term debt	65,036	—
Long term operating lease liabilities	4,971	5,710
Total Liabilities	$140,846	$64,656
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 47,834 issued and 47,820 outstanding on June 30, 2022, and 43,449 issued and 43,435 outstanding on December 31, 2021	48	43
Additional paid-in capital	1,305,260	955,710
Accumulated deficit	(273,751)	(235,623)
Accumulated other comprehensive income (loss)	1,367	(120)
Treasury stock, at cost — 14 shares on June 30, 2022 and on December 31, 2021	(256)	(256)
Total Stockholders' Equity	1,032,668	719,754
Total Liabilities and Stockholders' Equity	$1,173,514	$784,410

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET SALES	$146,007	$108,616	$278,179	$202,029
COST OF GOODS SOLD	94,927	65,525	182,346	122,624
GROSS PROFIT	51,080	43,091	95,833	79,405
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	69,215	49,557	129,846	95,589
LOSS FROM OPERATIONS	(18,135)	(6,466)	(34,013)	(16,184)
OTHER (EXPENSES)/INCOME:
Other (Expenses)/Income, net	(21)	(2)	237	(7)
Interest Expense	(1,672)	(654)	(2,243)	(1,556)
	(1,693)	(656)	(2,006)	(1,563)
LOSS BEFORE INCOME TAXES	(19,828)	(7,122)	(36,019)	(17,747)
INCOME TAX EXPENSE	41	16	82	32
LOSS ON EQUITY METHOD INVESTMENT	717	337	2,027	585
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,586)	$(7,475)	$(38,128)	$(18,364)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$1,849	(91)	$1,487	$169
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,849	(91)	1,487	169
TOTAL COMPREHENSIVE LOSS	$(18,737)	$(7,566)	$(36,641)	$(18,194)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.45)	$(0.17)	$(0.85)	$(0.43)
-DILUTED	$(0.45)	$(0.17)	$(0.85)	$(0.43)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	45,636	43,303	44,691	42,470
-DILUTED	45,636	43,303	44,691	42,470

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2022	43,485	$43	$961,914	$(253,165)	$(482)	14	$(256)	$708,054
Exercise of options to purchase common stock	10	—	97	—	—	—	—	97
Vesting of restricted stock units	18	1	(890)	—	—	—	—	(889)
Share-based compensation expense	—	—	6,294	—	—	—	—	6,294
Shares issued in primary offering, net of issuance costs	4,320	4	337,845	—	—	—	—	337,849
Foreign currency translation	—	—	—	—	1,849	—	—	1,849
Net loss	—	—	—	(20,586)	—	—	—	(20,586)
BALANCES, June 30, 2022	47,834	$48	$1,305,260	$(273,751)	$1,367	14	$(256)	$1,032,668

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2021	43,242	$43	$938,242	$(216,812)	$179	14	$(256)	$721,396
Exercise of options to purchase common stock	102	—	1,026	—	—	—	—	1,026
Vesting of restricted stock units	29	—	(1,388)	—	—	—	—	(1,388)
Share-based compensation expense	—	—	6,690	—	—	—	—	6,690
Shares issued in primary offering, net of issuance costs	—	—	(347)	—	—	—	—	(347)
Foreign currency translation	—	—	—	—	(90)	—	—	(90)
Net loss	—	—	—	(7,475)	—	—	—	(7,475)
BALANCES, June 30, 2021	43,373	$43	$944,222	$(224,287)	$89	14	$(256)	$719,811

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	32	—	329	—	—	—	—	329
Vesting of restricted stock units	32	1	(1,213)	—	—	—	—	(1,212)
Share-based compensation expense	—	—	12,589	—	—	—	—	12,589
Shares issued in primary offering, net of issuance costs	4,320	4	337,845	—	—	—	—	337,849
Foreign currency translation	—	—	—	—	1,487	—	—	1,487
Net loss	—	—	—	(38,128)	—	—	—	(38,128)
BALANCES, June 30, 2022	47,834	$48	$1,305,260	$(273,751)	$1,367	14	$(256)	$1,032,668

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2020	40,732	$41	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	174	—	1,740	—	—	—	—	1,740
Vesting of restricted stock units	52	—	(2,917)	—	—	—	—	(2,917)
Share-based compensation expense	—	—	12,841	—	—	—	—	12,841
Shares issued in primary offering, net of issuance costs	2,415	2	332,170	—	—	—	—	332,172
Foreign currency translation	—	—	—	—	169	—	—	169
Net loss	—	—	—	(18,364)	—	—	—	(18,364)
BALANCES, June 30, 2021	43,373	$43	$944,222	$(224,287)	$89	14	$(256)	$719,811

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,128)	$(18,364)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for loss (gains) on accounts receivable	(14)	5
Loss on disposal of equipment	89	106
Share-based compensation	12,589	12,770
Inventory obsolescence	3,455	253
Depreciation and amortization	15,888	14,743
Amortization of deferred financing costs and loan discount	398	815
Change in operating lease right of use asset	675	661
Loss on equity method investment	2,027	585
Changes in operating assets and liabilities:
Accounts receivable	(36,268)	(15,529)
Inventories	(28,560)	(5,731)
Prepaid expenses and other current assets	2,416	(1,443)
Other assets	(358)	(2,156)
Accounts payable	(421)	15,494
Accrued expenses	4,487	1,369
Other lease liabilities	(677)	(643)
Net cash flows used in operating activities	(62,402)	2,935
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(19,840)	—
Investments in equity method investment	(3,294)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(94,872)	(117,592)
Net cash flows used in investing activities	(118,006)	(117,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	337,849	332,172
Proceeds from exercise of options to purchase common stock	329	1,740
Tax withholdings related to net shares settlements of restricted stock units	(1,213)	(2,917)
Proceeds from borrowings under Credit Facility	78,000	—
Fees paid in connection with financing agreements	—	(3,262)
Net cash flows provided by financing activities	414,965	327,733
NET CHANGE IN CASH AND CASH EQUIVALENTS	234,557	213,076
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,788	67,247
CASH AND CASH EQUIVALENTS, END OF PERIOD	$307,345	$280,323
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,265	$839
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$19,799	$18,493

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Equity method investment – The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company has the ability to exercise significant influence based on our representation on and the makeup of the investee's Board of Directors. The Company has elected to record its share of equity in income (losses) of equity method investment on a one-quarter lag based on the most recently available financial statements.

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

As of June 30, 2022, the Company maintained Level 1 and Level 2 assets and liabilities.

Short-Term Investments – The Company holds treasury bills with a maturity of six months, measured as a Level 2 asset. Treasury bills have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Short-term investments classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss).

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Implementation Costs of Cloud Computing Arrangement – As of  June 30, 2022 and December 31, 2021, the Company incurred $8,659 and $7,380, respectively, in costs related to the implementation costs of our new ERP system associated with our cloud computing arrangement within other assets. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

Debt Issuance Cost – During the first quarter of 2021, as part of the Sixth Amended and Restated Loan and Security Agreement, dated February 19, 2021, (as amended, the "New Loan Agreement"), the Company incurred an additional $3,263 of fees associated with the debt modification, of which $2,797 of the fees were related to the Delayed Draw Term Loan (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2022	2021	2022	2021
Grocery, Mass and Club	$127,572	$89,553	$243,090	$168,625
Pet Specialty and Natural	18,435	19,062	35,089	33,405
Net Sales (a)	$146,007	$108,616	$278,179	$202,029

(a) Online sales associated with each class of retailer are included within their respective total.

Recently Adopted Accounting Standards

The Company did not adopt any new Accounting Standard Updates during the quarter ended June 30, 2022.

Note 2 – Inventories:

	June 30,	December 31,
	2022	2021
Raw Materials and Work in Process	$16,125	$13,339
Packaging Components Material	5,543	2,823
Finished Goods	39,154	19,704
	60,822	35,866
Reserve for Obsolete Inventory	(143)	(292)
Inventories, net	$60,679	$35,574

Note 3 – Property, Plant and Equipment:

	June 30,	December 31,
	2022	2021
Refrigeration Equipment	$128,177	$122,063
Machinery and Equipment	143,834	140,471
Building, Land, and Improvements	158,974	150,927
Furniture and Office Equipment	9,128	8,844
Leasehold Improvements	1,319	1,319
Construction in Progress	349,461	273,880
	790,892	697,504
Less: Accumulated Depreciation	(128,365)	(113,582)
Property, plant and equipment, net	$662,527	$583,922

Depreciation expense related to property, plant and equipment totaled $7,832 and $15,779 for the three and six months ended June 30, 2022, respectively, of which $4,295 and $8,996 was recorded to cost of goods sold for the three and six months ended June 30, 2022, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $7,281 and $13,866 for the three and six months ended June 30, 2021, respectively, of which $4,021 and $7,821 was recorded to cost of goods sold for the three and six months ended June 30, 2021, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 4 – Accrued Expenses:

	June 30,	December 31,
	2022	2021
Accrued Compensation and Employee Related Costs	$5,544	$6,934
Accrued Chiller Cost	1,885	2,050
Accrued Customer Consideration	690	828
Accrued Freight	1,429	1,547
Accrued Production Expenses	3,820	1,862
Accrued Corporate and Marketing Expenses	5,731	1,081
Other Accrued Expenses	338	648
Accrued Expenses	$19,437	$14,950

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

As of  June 30, 2022, the Company had $78,000 outstanding under the Delayed Draw Facility. Any prepayments of the Delayed Draw Facility under the agreement may not be reborrowed.

In connection with entering into the Sixth Amendment, the Company incurred $3,166 of debt issuance cost, which is capitalized on the balance sheet and amortized over the life of the facility, and wrote off $485 of fees incurred from the prior credit facilities.

As of June 30, 2022, there was $1,821 of debt issuance cost recorded against Long-Term Debt, and $694 of debt issuance cost recorded against the Current Portion of Long-Term Debt related to the issuance costs of the Delayed Draw Facility. In addition, $260 of debt issuance costs recorded to other assets, and $99 was recorded in other current assets related to the issuance costs of the Revolving Loan Facility.

On April 29, 2022, the Company entered into the First Amendment to the New Loan Agreement, which amendment, among other things, (i) made amendments to allow for the Company's projected capital expenditures without either triggering mandatory prepayment obligations or violating the covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate ("Term SOFR").

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	4.05
Weighted-average discount rate	6.15%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of June 30, 2022 were as follows:

Operating Lease Obligations	As of June 30, 2022
2022 (a)	$886
2023	1,802
2024	1,511
2025	1,210
2026 and beyond	1,576
Total lease payments	$6,985
Less: Imputed interest	(568)
Present value of lease liabilities	$6,417

(a)	Excluding the six months ended June 30, 2022.

A summary of rent expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$438	$444	$876	$891

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating cash flow information:	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$442	$439	$878	$874

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 7 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three and six months ended June 30, 2022 was $6,294 and $12,589, respectively and for the three and six months ended June 30, 2021 was $6,690 and $12,841, respectively. During the six months ended June 30, 2022, 32 stock options were exercised. During the six months ended June 30, 2022, 80 service period restricted stock units were granted at a weighted average grant-date fair market value of $85.15. During the six months ended June 30, 2022, 44 restricted stock units vested.

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

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service Period Stock Options	1,272	1,301	1,261	1,309
Restricted Stock Units	169	162	150	180
Performance Stock Options	944	906	944	906
Total	2,385	2,368	2,355	2,395

For the three and six months ended June 30, 2022 and 2021, diluted net loss per share of common stock was the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such period.

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

On July 5, 2022, the Company answered the complaint disputing the claimed damages, assertions of breach of contract, and the right of offset. In addition, the Company counterclaimed breach of contract for amounts owed to Freshpet earned while Phillips served as an authorized distributor of Freshpet product. As of June 30, 2022, due to the claims and counterclaims between the parties, the Company reclassified the amounts due from Phillips of $8,971 to other noncurrent assets.

Based on information currently available and advice of counsel, we do not believe that the outcome of any of this matter is likely to have a material adverse effect on our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of this matter, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.

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

Recent Developments

During late 2021 and early in 2022, we announced three price increases designed to address the margin impact of inflation on our input costs, logistics and labor. The first price increase occurred during Q4 2021, and the second price increase occurred during Q1 2022 and the third will go into effect in Q3 of 2022. We believe the price increases caused our Q4 2021 and Q1 2022 household penetration growth to be below our historical rate, but we believe we are still progressing towards our long-term household penetration goals as the more recent trend shows acceleration more in-line with our historical rate. We believe the household penetration impact as a reaction to our price increases, to be a short-term setback when the higher pricing first appears on the shelf, but we expect it to turn positive through product distribution and media. We believe our buying rate will likely benefit from the higher pricing. Further, depending on the broader macroeconomic environment, including inflationary costs due to energy costs and raw ingredients, further pricing increases could be considered later in 2022 or 2023. In addition, we are introducing an enhanced long-term capacity expansion plan to provide greater capital efficiency and support long-term targeted net sales growth. See "—Liquidity and Capital Resources."

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 24,277 retail stores as of June 30, 2022. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$146,007	100%	$108,616	100%	$278,179	100%	$202,029	100%
Cost of goods sold	94,927	65	65,525	60	182,346	66	122,624	61
Gross profit	51,080	35	43,091	40	95,833	34	79,405	39
Selling, general and administrative expenses	69,215	47	49,557	46	129,846	47	95,589	47
Loss from operations	(18,135)	(12)	(6,466)	(6)	(34,013)	(12)	(16,184)	(8)
Other (expenses)/income, net	(21)	(0)	(2)	(0)	237	0	(7)	(0)
Interest expense	(1,672)	(0)	(654)	(0)	(2,243)	(0)	(1,556)	(1)
Loss before income taxes	(19,828)	(14)	(7,122)	(7)	(36,019)	(13)	(17,747)	(9)
Income tax expense	41	0	16	0	82	0	32	0
Loss on equity method investment	717	0	337	0	2,027	1	585	0
Net loss	$(20,586)	(14)%	$(7,475)	(7)%	$(38,128)	(14)%	$(18,364)	(9)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2022			2021
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$127,572	87%	18,717	$89,553	82%	17,780
Pet Specialty and Natural (2)	18,435	13%	5,560	19,062	18%	5,375
Net Sales (3)	$146,007	100%	24,277	$108,616	100%	23,155

(1)	Stores at June 30, 2022 and 2021 consisted of 13,214 and 12,476 Grocery and 5,503 and 5,304 Mass and Club, respectively.
(2)	Stores at June 30, 2022 and 2021 consisted of 5,086 and 4,899 Pet Specialty and 474 and 476 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $37.4 million, or 34.4%, to $146.0 million for the three months ended June 30, 2022 as compared to $108.6 million in the same period in the prior year. The $37.4 million increase in net sales was driven by $20.3 million related to price and mix and $17.1 million due to volume, including refilling our trade inventory. Of the sales increase $38.0 million of growth was experienced in our Grocery (including Online), Mass, and Club refrigerated channels, and was offset by a reduction of $0.6 million in our Pet Specialty and Natural refrigerated channels. Our Freshpet Fridge store locations grew by 4.8% to 24,277 as of June 30, 2022 compared to 23,155 as of June 30, 2021.

Gross Profit

Gross profit was $51.1 million, or 35.0% as a percentage of net sales, for the three months ended June 30, 2022, compared to $43.1 million, or 39.7% as a percentage of net sales, in the prior year period. For the three months ended June 30, 2022, Adjusted Gross Profit was $61.8 million, or 42.4% as a percentage of net sales, compared to $50.1 million, or 46.1% as a percentage of net sales, in the prior year period. The decreases in gross profit as a percentage of net sales and Adjusted Gross Profit as a percentage of net sales were primarily due to inflation of ingredient cost and labor, and quality issues, partially offset by increased pricing. The Gross profit as a percentage of net sales for the three months ended June 30, 2022, reflects a correction to the percentage previously reported in our earnings release for the second quarter of 2022 of 35.8%, which was furnished in a Current Report on Form 8-K on August 8, 2022. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $69.2 million for the three months ended June 30, 2022, compared to $49.6 million in the prior year period. As a percentage of net sales, SG&A increased to 47.4% for the three months ended June 30, 2022, compared to 45.6% in the prior year period. The increase in SG&A as a percentage of net sales was a result of increased media expenses as a percentage of net sales of 350 basis points, partially offset by increased selling, general and administrative expense leverage of 170 basis points due to higher net sales. Adjusted SG&A for the three months ended June 30, 2022, was $58.0 million, or 39.7% as a percentage of net sales, compared to $39.3 million, or 36.1% as a percentage of net sales, in the prior year period. The increase in Adjusted SG&A as a percentage of net sales was mainly a result of increased media expenses as a percentage of net sales of 350 basis points. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased by $11.7 million to a loss from operations of $18.1 million for the three months ended June 30, 2022 as compared to a loss from operations of $6.5 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our Credit Facility increased $1.0 million to interest expense of $1.7 million for the three months ended June 30, 2022 as compared to interest expense of $0.7 million for the same period in the prior year as a result of the New Loan Agreement and additional borrowings discussed in Note 1.

Loss on Equity Method Investment

Our loss on equity method investment for the three months ended June 30, 2022, was $0.7 million from the Company's 19% interest in a privately held company.

Net Loss

Net loss increased $13.1 million to a net loss of $20.6 million for the three months ended June 30, 2022, as compared to a net loss of $7.5 million for the same period in the prior year as a result of the factors discussed above.

Adjusted EBITDA

Adjusted EBITDA was $3.9 million, or 2.6% as a percentage of net sales (also called Adjusted EBITDA Margin), for the three months ended June 30, 2022, compared to $10.9 million, or 10.0% as a percentage of net sales, in the prior year period. The decrease in Adjusted EBITDA was a result of increased Adjusted SG&A expense partially offset by higher net sales and Adjusted Gross Profit. As a long-term target as part of our capacity plan by 2025, we have targeted an Adjusted EBITDA Margin of approximately 25% measured on a yearly basis. See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to EBITDA, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures, as well as for a discussion of certain changes we anticipate making to our methodology for calculating Adjusted EBITDA beginning with the period ending September 30, 2022; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for factors that could cause our results to differ, in some cases materially.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Sales

The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2022			2021
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$243,090	87%	18,717	$168,625	83%	17,780
Pet Specialty and Natural (2)	35,089	13%	5,560	33,405	17%	5,375
Net Sales (3)	$278,179	100%	24,277	$202,029	100%	23,155

(1)	Stores at June 30, 2022 and 2021 consisted of 13,214 and 12,476 Grocery and 5,503 and 5,304 Mass and Club, respectively.
(2)	Stores at June 30, 2022 and 2021 consisted of 5,086 and 4,899 Pet Specialty and 474 and 476 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $76.2 million, or 37.7%, to $278.2 million for the six months ended June 30, 2022 as compared to $202.0 million in the same period in the prior year. The $76.2 million increase in net sales was driven by $46.5 million due to volume, including refilling our trade inventory, and $29.7 million due to price and mix. Of the sales increase, $74.5 million of growth was experienced in our Grocery (including Online), Mass, and Club refrigerated channels and $1.7 million of growth was experienced in our Pet Specialty and Natural refrigerated channels. Our Freshpet Fridge store locations grew by 4.8% to 24,277 as of June 30, 2022 compared to 23,155 as of June 30, 2021.

Gross Profit

Gross profit was $95.8 million, or 34.5% as a percentage of net sales, for the six months ended June 30, 2022, compared to $79.4 million, or 39.3% as a percentage of net sales, in the prior year period. For the six months ended June 30, 2022, Adjusted Gross Profit was $117.2 million, or 42.1% as a percentage of net sales, compared to $93.7 million, or 46.4% as a percentage of net sales, in the prior year period. The decreases in gross profit as a percentage of net sales and Adjusted Gross Profit as a percentage of net sales were primarily due to inflation of ingredient cost and labor, and quality issues, partially offset by increased pricing. The Gross profit as a percentage of net sales for the six months ended June 30, 2022, reflects a correction to the percentage previously reported in our earnings release for the six months ended June 30, 2022 of 34.9%, which was furnished in a Current Report on Form 8-K on August 8, 2022. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $129.8 million for the six months ended June 30, 2022, compared to $95.6 million in the prior year period. As a percentage of net sales, SG&A decreased to 46.7% for the six months ended June 30, 2022, compared to 47.3% in the prior year period. The decrease in SG&A as a percentage of net sales was a result of increased selling, general and administrative expense leverage of 440 basis points due to higher net sales, partially offset by increased media expenses as a percentage of net sales of 380 basis points. Adjusted SG&A for the six months ended June 30, 2022, was $108.5 million, or 39.0% as a percentage of net sales, compared to $75.1 million, or 37.2% as a percentage of net sales, in the prior year period. The increase in Adjusted SG&A as a percentage of net sales was a result of increased media expenses as a percentage of net sales of 380 basis points offset by increased selling, general and administrative expense leverage of 200 basis points due to higher net sales. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased by $17.8 million to a loss from operations of $34.0 million for the six months ended June 30, 2022 as compared to a loss from operations of $16.2 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our Credit Facility decreased $0.7 million to interest expense of $2.2 million for the six months ended June 2022 as compared to an interest expense of $1.6 million for the same period in the prior year as a result of the New Loan Agreement and increased borrowings discussed in Note 1.

Loss on Equity Method Investment

Our loss on equity method investment for the six months ended June 30, 2022, was $2.0 million from the Company's 19% interest in a privately held company.

Net Loss

Net loss increased $19.8 million to a net loss of $38.1 million for the six months ended June 30, 2022, as compared to a net loss of $18.4 million for the same period in the prior year as a result of the factors discussed above.

Adjusted EBITDA

Adjusted EBITDA was $9.0 million, or 3.2% as a percentage of net sales (also called Adjusted EBITDA Margin), for the six months ended June 30, 2022, compared to $18.6 million, or 9.2% as a percentage of net sales, in the prior year period. The decrease in Adjusted EBITDA was a result of increased Adjusted SG&A expense partially offset by higher net sales and Adjusted Gross Profit. As a long-term target as part of our capacity plan by 2025, we have targeted an Adjusted EBITDA Margin of approximately 25% measured on a yearly basis. See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to EBITDA, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures, as well as for a discussion of certain changes we anticipate making to our methodology for calculating Adjusted EBITDA beginning with the period ending September 30, 2022; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for factors that could cause our results to differ, in some cases materially.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, plant start-up expense, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, launch expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses. As of the fourth quarter of 2021, all remaining COVID-19 expenses are part of our operating performance. EBITDA represents net income (loss) plus interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, launch expenses, plant start-up expense, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment and COVID-19 expenses. Beginning with the period ending September 30, 2022, we anticipate no longer adding back launch expenses and plant start-up expense in our calculation of Adjusted EBITDA. This change is part of a renewed focus on capital efficiency, that will provide greater clarity on our path toward generating positive net income as the business scales further following our planned capacity additions.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net loss	$(20,586)	$(7,475)	$(38,128)	$(18,364)
Depreciation and amortization	7,880	7,654	15,867	14,743
Interest expense	1,671	654	2,243	1,556
Income tax expense	41	16	82	32
EBITDA	$(10,994)	$849	$(19,936)	$(2,033)
Loss on equity method investment	$717	337	$2,027	585
Loss on disposal of equipment	48	46	91	106
Non-cash share-based compensation	6,294	6,690	12,589	12,770
Launch expense (a)	504	1,018	1,136	1,749
Plant start-up expense (b)	5,293	1,130	10,040	2,973
Equity offering expenses (c)	—	(125)	—	—
Enterprise Resource Planning (d)	1,991	247	3,008	850
COVID-19 expense (e)	—	681	—	1,639
Adjusted EBITDA	$3,853	$10,873	$8,955	$18,639
Adjusted EBITDA as a % of Net Sales	2.6%	10.0%	3.2%	9.2%

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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Gross profit	$51,080	$43,091	$95,833	$79,405
Depreciation expense	4,295	4,021	8,996	7,821
Plant start-up expense (a)	5,293	1,130	10,040	2,973
Non-cash share-based compensation	1,170	1,203	2,339	1,913
COVID-19 expense (b)	—	681	—	1,634
Adjusted Gross Profit	$61,838	$50,126	$117,208	$93,746
Adjusted Gross Profit as a % of Net Sales	42.4%	46.1%	42.1%	46.4%

(a)	Represents additional operating costs, inclusive of inventory disposal, incurred in connection with the start-up of our new manufacturing lines as part of the Freshpet Kitchens expansion projects.
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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
SG&A expenses	$69,215	$49,557	$129,846	$95,589
Depreciation and amortization expense	3,585	3,633	6,871	6,922
Non-cash share-based compensation	5,124	5,487	10,250	10,857
Launch expense (a)	504	1,018	1,136	1,749
Loss on disposal of equipment	48	46	91	106
Equity offering expenses (b)	—	(125)	—	—
Enterprise Resource Planning (c)	1,991	247	3,008	850
COVID-19 expense (d)	—	—	—	5
Adjusted SG&A Expenses	$57,963	$39,251	$108,489	$75,100
Adjusted SG&A Expenses as a % of Net Sales	39.7%	36.1%	39.0%	37.2%

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

Liquidity and Capital Resources

We expect to make future capital expenditures in connection with the completion of our planned development and of Freshpet Kitchens Ennis Phase 1, Ennis Chicken Processing and Freshpet Kitchens South. During FY 2022, we expect to spend approximately $320 million of capital expenditures to meet our capacity needs as well as recurring capital expenditures. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

On April 29, 2022, the Company entered into the First Amendment to the New Loan Agreement, which amendment, among other things, (i) made amendments to allow for the Company's projected Capital Expenditures (as defined in the Amended Credit Agreement) without either triggering mandatory prepayment obligations or violating the Capital Expenditure covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate (or "Term SOFR", as defined in the Amended Credit Agreement).

The following table sets forth, for the periods indicated, our working capital:

	June 30,	December 31,
	2022	2021
	(Dollars in thousands)
Cash and cash equivalents	$307,345	$72,788
Short-term investments	19,840	—
Accounts receivable, net of allowance for doubtful accounts	62,090	34,780
Inventories, net	60,679	35,574
Prepaid expenses	2,547	5,834
Other current assets	2,220	1,349
Accounts payable	(39,507)	(42,612)
Accrued expenses	(19,437)	(14,950)
Current operating lease liabilities	(1,446)	(1,384)
Current portion of long term debt	(10,449)	-
Total Working Capital	$383,882	$91,379

Working capital consists of current assets net of current liabilities. Working capital increased $292.5 million to $383.9 million at June 30, 2022 compared with working capital of $91.4 million at December 31, 2021. The increase was primarily a result of an increase of $234.6 million in cash and cash equivalents as we fund our capital expansion plan, an increase in accounts receivable of $27.3 million of which $9.5 million was a result of increased sales, and $17.8 million was a result of an increase of 11 days outstanding as a result of the new ERP transition, an increase in inventory of $25.1 million and an decrease in accounts payable of $3.1 million as a result of timing and capital expenditures of approximately $19.8 million related to our capital expansion plan. The increase was partially offset by an increase of accrued expenses of $4.5 million.

We normally carry four to five weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days. As of June 30, 2022, our accounts receivable aging increased by approximately 11 days as a result of the ERP implementation.

As of June 30, 2022, our capital resources consisted primarily of $307.3 million of cash and cash equivalents on hand, $19.8 million of short-term investments, and $271.8 million available under our $350.0 million Credit Facility, which reflects $0.2 million reserved for two letters of credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, short-term investments, cash flow from operations and available funds under our Credit Facility.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows used in operating, investing and provided by financing activities and our ending balance of cash:

	Six Months Ended
	June 30,
	2022	2021
	(Dollars in thousands)
Cash at the beginning of period	$72,788	$67,247
Net cash used in operating activities	(62,402)	2,935
Net cash used in investing activities	(118,006)	(117,592)
Net cash provided by financing activities	414,965	327,733
Cash at the end of period	$307,345	$280,323

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash used in operating activities of $62.4 million for the six months ended June 30, 2022, was primarily attributed to:

•

$3.0 million of net loss, adjusted for reconciling non-cash items, which excludes $35.1 million primarily related to $15.9 million of depreciation and amortization, $12.6 million of share-based compensation, $3.5 million of inventory obsolescence, and $2.0 million of loss on investments in equity method investment.

This was offset by:

•	$59.4 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories and other assets, primarily offset by the change in accrued expenses.

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

This was offset by:

•	$8.6 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories, other assets, and prepaid expenses and other current assets, offset by change in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of $118.0 million for the six months ended June 30, 2022, was primarily attributed to:

•	$94.9 million capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, and expenditures relating to investment in fridges and other capital spend.
•	$19.8 million purchase of short-term investments.
•	$3.3 million investment in equity method investment.

Net cash used in investing activities of $117.6 million for the six months ended June 30, 2021, was primarily attributed to:

•	$3.0 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$15.5 million capital expenditures related to Freshpet Kitchens South Expansion
•	$83.2 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$3.1 million in plant recurring capital expenditures.
•	$12.8 million capital expenditures relating to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $415.0 million for the six months ended June 30, 2022, was primarily attributed to:

•	$337.8 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$78.0 million of proceeds from borrowings under Credit Facility.
•	$0.3 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$1.2 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $327.7 million for the six months ended June 30, 2021, was primarily attributed to:

•	$332.2 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$1.7 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$3.3 million for debt issuance cost related to the new Credit Facility.
•	$2.9 million for tax withholdings related to net share settlements of restricted stock units.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of June 30, 2022, we had $78.0 million outstanding borrowings under our credit facilities.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and six months ended June 30, 2022 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2022, there were no forward contracts outstanding.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims or proceedings, most of which are covered by insurance, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows. See Note 10 — Commitments and Contingencies for additional discussion of pending litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2022)
10.1	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 29, 2022, by and among the Company and City National Bank, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2022	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Heather Pomerantz
Heather Pomerantz Chief Financial Officer
(Principal Financial and Accounting Officer)