Form 10-Q
period 2022-09-30
Freshpet, Inc.
filed 2022-11-08
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 48,020,070 shares of common stock, $0.001 par value per share, outstanding.

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

•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to match our manufacturing capacity with demand;
•	the impact of government regulation, scrutiny, warnings and public perception;
•	the effect of false marketing claims;
•	the effect of shareholder activism;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to meet our sustainability targets, goals, and commitments, including due to the impact of climate change;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those caused by inflation;
•	our ability to manage our supply chain effectively;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	volatility in the price of our common stock; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240,310	$72,788
Short-term investments	19,891	—
Accounts receivable, net of allowance for doubtful accounts	48,235	34,780
Inventories, net	64,334	35,574
Prepaid expenses	8,395	5,834
Other current assets	2,314	1,349
Total Current Assets	383,479	150,325
Property, plant and equipment, net	719,444	583,922
Deposits on equipment	3,821	4,100
Operating lease right of use assets	5,516	6,537
Equity method investment	26,180	25,856
Other assets	27,057	13,670
Total Assets	$1,165,497	$784,410
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,046	$42,612
Accrued expenses	19,576	14,950
Current operating lease liabilities	1,478	1,384
Current portion of long-term debt	72,872	-
Total Current Liabilities	$130,972	$58,946
Long term operating lease liabilities	4,588	5,710
Total Liabilities	$135,560	$64,656
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 47,838 issued and 47,824 outstanding on September 30, 2022, and 43,449 issued and 43,435 outstanding on December 31, 2021	48	43
Additional paid-in capital	1,321,299	955,710
Accumulated deficit	(292,200)	(235,623)
Accumulated other comprehensive income (loss)	1,046	(120)
Treasury stock, at cost — 14 shares on September 30, 2022 and on December 31, 2021	(256)	(256)
Total Stockholders' Equity	1,029,937	719,754
Total Liabilities and Stockholders' Equity	$1,165,497	$784,410

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET SALES	$151,333	$107,590	$429,511	$309,620
COST OF GOODS SOLD	106,788	66,065	289,187	188,689
GROSS PROFIT	44,545	41,525	140,324	120,931
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	60,449	42,365	190,241	137,955
LOSS FROM OPERATIONS	(15,904)	(840)	(49,917)	(17,024)
OTHER (EXPENSES)/INCOME:
Other (Expenses)/Income, net	256	2	492	(5)
Interest Expense	(1,817)	(677)	(4,060)	(2,232)
	(1,561)	(675)	(3,568)	(2,237)
LOSS BEFORE INCOME TAXES	(17,465)	(1,515)	(53,485)	(19,261)
INCOME TAX EXPENSE	41	16	123	48
LOSS ON EQUITY METHOD INVESTMENT	943	539	2,969	1,124
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,449)	$(2,070)	$(56,577)	$(20,433)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(592)	4	$895	$173
Unrealized gain on available for sale investments	$271	—	$271	$—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(321)	4	1,166	173
TOTAL COMPREHENSIVE LOSS	$(18,770)	$(2,066)	$(55,411)	$(20,260)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.39)	$(0.05)	$(1.24)	$(0.48)
-DILUTED	$(0.39)	$(0.05)	$(1.24)	$(0.48)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	47,856	43,373	45,545	42,774
-DILUTED	47,856	43,373	45,545	42,774

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2022	47,834	$48	$1,305,260	$(273,751)	$1,367	14	$(256)	$1,032,668
Exercise of options to purchase common stock	2	—	—	—	—	—	—	—
Vesting of restricted stock units	2	—	(66)	—	—	—	—	(66)
Share-based compensation expense	—	—	6,671	—	—	—	—	6,671
Issuance of partner warrants	—	—	9,775	—	—	—	—	9,775
Shares issued in primary offering, net of issuance costs	—	—	(341)	—	—	—	—	(341)
Unrealized gain on available for sale investments	—	—	—	—	271	—	—	271
Foreign currency translation	—	—	—	—	(592)	—	—	(592)
Net loss	—	—	—	(18,449)	—	—	—	(18,449)
BALANCES, September 30, 2022	47,838	$48	$1,321,299	$(292,200)	$1,046	14	$(256)	$1,029,937

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2021	43,373	$43	$944,222	$(224,287)	$89	14	$(256)	$719,811
Exercise of options to purchase common stock	29	—	308	—	—	—	—	308
Vesting of restricted stock units	2	—	(281)	—	—	—	—	(281)
Share-based compensation expense	—	—	5,746	—	—	—	—	5,746
Shares issued in primary offering, net of issuance costs	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	4	—	—	4
Net loss	—	—	—	(2,070)	—	—	—	(2,070)
BALANCES, September 30, 2021	43,404	$43	$949,995	$(226,357)	$93	14	$(256)	$723,518

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	34	—	329	—	—	—	—	329
Vesting of restricted stock units	35	1	(1,279)	—	—	—	—	(1,278)
Share-based compensation expense	—	—	19,260	—	—	—	—	19,260
Issuance of partner warrants	—	—	9,775	—	—	—	—	9,775
Shares issued in primary offering, net of issuance costs	4,320	4	337,504	—	—	—	—	337,508
Unrealized gain on available for sale investments	—	—	—	—	271	—	—	271
Foreign currency translation	—	—	—	—	895	—	—	895
Net loss	—	—	—	(56,577)	—	—	—	(56,577)
BALANCES, September 30, 2022	47,838	$48	$1,321,299	$(292,200)	$1,046	14	$(256)	$1,029,937

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2020	40,732	$41	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	203	—	2,048	—	—	—	—	2,048
Vesting of restricted stock units	54	—	(3,198)	—	—	—	—	(3,198)
Share-based compensation expense	—	—	18,587	—	—	—	—	18,587
Shares issued in primary offering, net of issuance costs	2,415	2	332,170	—	—	—	—	332,172
Foreign currency translation	—	—	—	—	173	—	—	173
Net loss	—	—	—	(20,433)	—	—	—	(20,433)
BALANCES, September 30, 2021	43,404	$43	$949,995	$(226,357)	$93	14	$(256)	$723,518

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,577)	$(20,433)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss (gains) on accounts receivable	(23)	15
Loss on disposal of equipment	203	284
Share-based compensation	20,409	18,516
Inventory obsolescence	3,455	249
Depreciation and amortization	24,422	22,489
Amortization of deferred financing costs and loan discount	596	1,013
Change in operating lease right of use asset	1,021	992
Loss on equity method investment	2,969	1,124
Changes in operating assets and liabilities:
Accounts receivable	(22,403)	(13,794)
Inventories	(32,215)	(10,435)
Prepaid expenses and other current assets	1,074	(1,140)
Other assets	(1,639)	(5,520)
Accounts payable	1,430	5,057
Accrued expenses	4,626	(781)
Other lease liabilities	(1,028)	(971)
Net cash flows used in operating activities	(53,680)	(3,335)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(19,840)	—
Investments in equity method investment	(3,293)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(167,437)	(220,835)
Net cash flows used in investing activities	(190,570)	(220,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	337,508	332,172
Proceeds from exercise of options to purchase common stock	329	2,048
Tax withholdings related to net shares settlements of restricted stock units	(1,279)	(3,198)
Proceeds from borrowings under Credit Facility	78,000	—
Repayment of borrowings under Credit Facility	(2,786)	—
Fees paid in connection with financing agreements	—	(3,263)
Net cash flows provided by financing activities	411,772	327,759
NET CHANGE IN CASH AND CASH EQUIVALENTS	167,522	103,589
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,788	67,247
CASH AND CASH EQUIVALENTS, END OF PERIOD	$240,310	$170,836
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,152	$1,288
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	$15,486	$2,599
Issuance of partner warrants	$9,775	$—

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

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

(Unaudited, in thousands, except share data)

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

As of September 30, 2022, the Company maintained Level 1 and Level 2 assets and liabilities.

Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, measured as a level 2 asset. Treasury bills have been classified as available-for-sale which may be sold before maturity or are not classified as held-to-maturity or trading. Cash equivalents classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss).

Short-Term Investments – The Company holds treasury bills with original maturities when purchased of greater than three months, measured as a Level 2 asset. Treasury bills have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Short-term investments classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss).

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Implementation Costs of Cloud Computing Arrangement – As of  September 30, 2022 and December 31, 2021, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $9,138 and $7,380, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

Debt Issuance Cost – During the first quarter of 2021, as part of the Sixth Amended and Restated Loan and Security Agreement, dated February 19, 2021, (as amended, the "New Loan Agreement"), the Company incurred an additional $3,263 of fees associated with the debt modification, of which $2,797 of the fees were related to the Delayed Draw Term Loan ("DDTL") (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets.

The Company amortizes debt issuance costs categorized as assets on a straight-line basis over the term of the loan and amortizes the debt issuance costs that are categorized net of debt using the effective interest method, over the term of the loan.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Grocery, Mass and Club	$132,757	$91,148	$375,847	$259,227
Pet Specialty and Natural	18,576	16,442	53,664	50,393
Net Sales (a)	$151,333	$107,590	$429,511	$309,620

(a) Online sales associated with each class of retailer are included within their respective total.

Recently Adopted Accounting Standards

The Company did not adopt any new Accounting Standard Updates during the quarter ended September 30, 2022.

Note 2 – Inventories:

	September 30,	December 31,
	2022	2021
Raw Materials and Work in Process	$17,593	$13,339
Packaging Components Material	6,562	2,823
Finished Goods	40,322	19,704
	64,477	35,866
Reserve for Obsolete Inventory	(143)	(292)
Inventories, net	$64,334	$35,574

Note 3 – Property, Plant and Equipment:

	September 30,	December 31,
	2022	2021
Refrigeration Equipment	$132,233	$122,063
Machinery and Equipment	162,863	140,471
Building, Land, and Improvements	167,463	150,927
Furniture and Office Equipment	9,340	8,844
Leasehold Improvements	1,319	1,319
Construction in Progress	382,043	273,880
	855,260	697,504
Less: Accumulated Depreciation	(135,816)	(113,582)
Property, plant and equipment, net	$719,444	$583,922

Depreciation expense related to property, plant and equipment totaled $8,485 and $24,264 for the three and nine months ended September 30, 2022, respectively, of which $5,159 and $14,208 was recorded to cost of goods sold for the three and nine months ended September 30, 2022, respectively, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 4 – Accrued Expenses:

	September 30,	December 31,
	2022	2021
Accrued Compensation and Employee Related Costs	$5,822	$6,934
Accrued Chiller Cost	2,889	2,050
Accrued Customer Consideration	1,278	828
Accrued Freight	2,225	1,547
Accrued Production Expenses	4,529	1,862
Accrued Corporate and Marketing Expenses	1,631	1,081
Other Accrued Expenses	1,202	648
Accrued Expenses	$19,576	$14,950

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

The Credit Facility matures on February 19, 2026 and borrowings thereunder bear interest at variable rates depending on the Company's election, either at a base rate or at the adjusted term SOFR (which rate shall be calculated based upon a one-month tenor in effect on such date and shall be determined on a daily basis), in each case, plus an applicable margin. Subject to the Company's leverage ratio, the applicable margin varies between 0.75% and 2.25% for base rate loans and 1.75% and 3.25% for SOFR loans. The Company has the option to borrow term loans under the Delayed Draw Facility ("Delayed Draw Term Loans") until August 19, 2023, subject to certain conditions. As of August 19, 2022, the amount of any outstanding Delayed Draw Term Loans shall be repayable in equal consecutive quarterly installments equal to 1/28th of the total single term loan ("the Initial Combined Delayed Draw Term Loan"). Commencing on August 19, 2023, the amount of any outstanding Delayed Draw Term Loans, combined with the Initial Combined Delayed Draw Term Loan, shall be repayable in equal consecutive quarterly installments equal to 1/28th of the outstanding Delayed Draw Term Loans and the remainder shall be due and payable on February 19, 2026.

As of  September 30, 2022, the Company had $75,214 outstanding under the Delayed Draw Facility. Any prepayments of the Delayed Draw Facility under the agreement may not be reborrowed. The Credit Facility includes a quarterly commitment fee on any unused amounts at a per annum rate between 0.30% to 0.50% depending on the aggregate principal outstanding. As of September 30, 2022, the Company was not in compliance with the total funded debt ratio and the fixed charge coverage ratio financial covenants associated with the Credit Facility. Prior to the issuance of these financial statements, the lenders under the Credit Facility consented to such covenants not being tested as of such date. At the time such consent was granted, the Company repaid in full the $75,214 outstanding amount under the Delayed Draw Facility.

In connection with entering into the Sixth Amendment, the Company incurred $3,166 of debt issuance cost, which is capitalized on the balance sheet and amortized over the life of the facility, and wrote off $485 of fees incurred from the prior credit facilities.

As of September 30, 2022, there was $2,342 of debt issuance cost recorded against the Current Portion of Long-Term Debt related to the issuance costs of the Delayed Draw Facility. In addition, $235 of debt issuance costs recorded to other assets, and $99 was recorded in other current assets related to the issuance costs of the Revolving Loan Facility.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 6 – Leases:

We have various noncancelable lease agreements for office and warehouse space, as well as office equipment, with original remaining lease terms of two years to five years, some of which include an option to extend the lease term for up to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	3.82
Weighted-average discount rate	6.15%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of September 30, 2022 were as follows:

Operating Lease Obligations	As of September 30, 2022
2022 (a)	$443
2023	1,802
2024	1,511
2025	1,210
2026 and beyond	1,576
Total lease payments	$6,542
Less: Imputed interest	(476)
Present value of lease liabilities	$6,066

(a)	Excluding the nine months ended September 30, 2022.

A summary of rent expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$438	$444	$1,314	$1,335

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating cash flow information:	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$443	$440	$1,321	$1,313

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 7 – Warrants:

In connection with an agreement with one of our suppliers during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194 thousand shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of September 30, 2022, there were $4,600 of warrants in prepaid expense and $4,026 of warrants in other assets.

During the three and nine months ended September 30, 2022, 194 thousand warrants were issued and exercised, respectively. The grant date fair value of warrants granted during the three and nine months ended September 30, 2022 was $50.32 per share.

Warrants Assumptions

Fair value of the warrants at September 30, 2022, was based on the Black Scholes Option Pricing Model, which is based, in part, upon level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its warrants:

Expected Volatility - Expected volatility was based on the historical volatility of the Company's common stock.

Exercise Price of Warrants Granted - The Company determined the exercise price pursuant to the terms of the warrant agreement of $0.01 per share.

Risk-Free Interest Rate - The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term in effect at the time of the warrant issuance.

Expected Dividend Yield - The Company has not historically declared dividends, and no future dividends are expected to be available to benefit warrant holders at the time of warrant issuance. Accordingly, the Company used an expected dividend yield of zero in the valuation model.

A summary of warrants assumptions as of September 30, 2022 were as follows:

As of September 30,
2022
Exercise price of warrants granted	$ 0.01
Expected volatility	52.5%
Expected terms in years	0.0
Risk-free interest rate	3.9%
Expected dividend yield	0.0%

Total amortization associated with partner warrants for the three and nine months ended September 30, 2022 was $1,150.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 8 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2022 was $6,671 and $19,260, respectively, and for the three and nine months ended September 30, 2021 was $5,746 and $18,587, respectively. During the nine months ended September 30, 2022, 35 thousand stock options were exercised. During the nine months ended September 30, 2022, 81 thousand service period restricted stock units were granted at a weighted average grant-date fair market value of $85.01. During the nine months ended September 30, 2022, 57 thousand restricted stock units vested.

Note 9 – Earnings Per Share Attributable to Common Stockholders:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service Period Stock Options	1,269	1,275	1,259	1,298
Restricted Stock Units	149	160	147	173
Performance Stock Options	944	886	944	886
Total	2,362	2,321	2,350	2,357

For the three and nine months ended September 30, 2022 and 2021, diluted net loss per share of common stock was the same as basic net loss per share of common stock, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss during such periods.

Note 10 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 11 – Commitments and Contingencies:

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

On July 5, 2022, the Company answered the complaint disputing the claimed damages, assertions of breach of contract, and the right of offset. In addition, the Company counterclaimed breach of contract for amounts owed to Freshpet earned while Phillips served as an authorized distributor of Freshpet product. As of September 30, 2022, due to the claims and counterclaims between the parties, the Company reclassified the amounts due from Phillips of $8,971 to other noncurrent assets.

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

Note 12 – Subsequent Events:

As of September 30, 2022, the Company was not in compliance with the total funded debt ratio and the fixed charge coverage ratio financial covenants associated with the credit facility referenced in Note 5. Prior to the issuance of these financial statements, the lenders under the Credit Facility consented to such covenants not being tested as of such date. At the time such consent was granted, the Company repaid in full the $75,214 outstanding amount under the Delayed Draw Facility.

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

Recent Developments

Throughout 2022 revenue growth remains strong and vibrant across dollars, units and consumer penetration. As Freshpet has grown and faced supply chain adversity, we have established that we need incremental resources across three areas. These include improvements in logistics and supply chain, quality (lowering HPP & disposals), and procurement/hedging of major ingredients. We have implemented improvement programs and action plans in each area and expect to begin to see positive impact in the latter months of 2022 and into 2023.

In order to manage ingredient costs, our third price increase of 2.6% went into effect during September 2022. Thus far, it appears that most major retailers have reflected that in their shelf prices and to date, we have not seen an adverse effect on our growth rates.

Increased Focus on Cash

As part of the Company's increased focus on cash, we are changing how we report Adjusted Gross Profit, Adjusted SG&A, and Adjusted EBITDA. Beginning for the period ended September 30, 2022, we are no longer adding back launch expenses and plant start-up expense in our calculation of our non-GAAP metrics. This change is reflective of our increased focus on cash, and we believe that this revised presentation will provide greater clarity on our path toward generating positive net income as the business scales further following the Company's planned capacity additions.

The presentation for Adjusted Gross Profit, Adjusted SG&A, and Adjusted EBITDA for the prior year period and prior quarter period has been recast as shown below to reflect these changes to enhance comparability between periods.

The impact of the change on an annual basis is as follows:

	FY 2020	FY 2021
	(Dollars in thousands)
Gross profit	$132,910	$162,146
Depreciation expense	9,576	16,545
Non-cash share-based compensation	2,132	4,152
COVID-19 expense (a)	3,497	1,753
Adjusted Gross Profit	$148,115	$184,596
Adjusted Gross Profit as a % of Net Sales	46.5%	43.4%

(a)

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

	FY 2020	FY 2021
	(Dollars in thousands)
SG&A expenses	$134,908	$186,809
Depreciation and amortization expense	11,549	13,923
Non-cash share-based compensation	8,793	20,846
Loss on disposal of equipment	1,805	1,000
Equity offering expenses (a)	58	—
Enterprise Resource Planning (b)	1,682	1,379
COVID-19 expense (c)	357	5
Organization changes (d)	—	—
Adjusted SG&A Expenses	$110,664	$149,656
Adjusted SG&A Expenses as a % of Net Sales	34.7%	35.2%

(a)	Represents fees associated with public offerings of our common stock.
(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(c)

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

(d)	Represents transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

	FY 2020	FY 2021
	(Dollars in thousands)
Net loss	$(3,188)	$(29,699)
Depreciation and amortization	21,125	30,468
Interest expense	1,211	2,882
Income tax expense	65	162
EBITDA	$19,213	$3,813
Loss on equity method investment	—	2,005
Loss on disposal of equipment	1,805	1,000
Non-cash share-based compensation	10,925	24,998
Equity offering expenses (a)	58	—
Enterprise Resource Planning (b)	1,682	1,379
COVID-19 expense (c)	3,854	1,758
Organization changes (d)	—	—
Adjusted EBITDA	$37,537	$34,953
Adjusted EBITDA as a % of Net Sales	11.8%	8.2%

(a)	Represents fees associated with public offerings of our common stock.
(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(c)

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

(d)	Represents transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

Prior to September 30, 2022, the Company presented for the following items as adjustments to its non-GAAP metrics. Those details are provided again here for your convenience and for consideration in making comparisons to prior periods:

	FY 2020	FY 2021
	(Dollars in thousands)
Plant start-up expense	$5,962	$4,868
Launch expense	3,421	3,130

The impact of the change on a quarterly basis is as follows:

	Three Months Ended
	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022
	(Dollars in thousands)
Gross profit	$36,315	$43,091	$41,525	$41,216	$44,753	$51,080	$44,545
Depreciation expense	3,800	4,021	4,075	4,649	4,701	4,295	5,159
Non-cash share-based compensation	710	1,203	1,058	1,182	1,168	1,170	2,450
COVID-19 expense (a)	953	681	119	—	—	—	—
Adjusted Gross Profit	$41,778	$48,996	$46,777	$47,047	$50,622	$56,545	$52,154
Adjusted Gross Profit as a % of Net Sales	44.7%	45.1%	43.5%	40.6%	38.3%	38.7%	34.5%

(a)

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

	Three Months Ended
	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022
	(Dollars in thousands)
SG&A expenses	$46,033	$49,557	$42,365	$48,854	$60,631	$69,215	$60,449
Depreciation and amortization expense	3,289	3,633	3,671	3,330	3,285	3,585	3,387
Non-cash share-based compensation	5,370	5,487	4,688	5,300	5,127	5,124	5,371
Loss on disposal of equipment	60	46	412	482	43	48	124
Equity offering expenses (a)	125	(125)	—		—	—	—
Enterprise Resource Planning (b)	603	247	273	256	1,018	1,991	1,937
COVID-19 expense (c)	4	—	—	—	—	—	—
Organization changes (d)	—	—	—	—	—	—	734
Adjusted SG&A Expenses	$36,582	$40,269	$33,321	$39,486	$51,158	$58,467	$48,896
Adjusted SG&A Expenses as a % of Net Sales	39.2%	37.1%	31.0%	34.1%	38.7%	40.0%	32.3%

(a)	Represents fees associated with public offerings of our common stock.
(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(c)

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

(d)	Represents transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

	Three Months Ended
	3/21/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022
	(Dollars in thousands)
Net loss	$(10,888)	$(7,475)	$(2,070)	$(9,265)	$(17,542)	$(20,586)	$(18,448)
Depreciation and amortization	7,089	7,654	7,746	7,979	7,986	7,880	8,546
Interest expense	901	654	677	650	571	1,671	1,817
Income tax expense	16	16	16	114	41	41	41
EBITDA	$(2,882)	$849	$6,369	$(523)	$(8,944)	$(10,994)	$(8,044)
Loss on equity method investment	248	337	$539	881	1,310	$717	943
Loss on disposal of equipment	60	46	412	482	43	48	124
Non-cash share-based compensation	6,080	6,690	5,746	6,482	6,295	6,294	7,821
Equity offering expenses (a)	125	(125)	—	—	—	—	—
Enterprise Resource Planning (b)	603	247	273	256	1,018	1,991	1,937
COVID-19 expense (c)	957	681	119	—	—	—	—
Organization changes (d)	—	—	—	—	—	—	734
Adjusted EBITDA	$5,191	$8,725	$13,458	$7,578	$(278)	$(1,944)	$3,515
Adjusted EBITDA as a % of Net Sales	5.6%	8.0%	12.5%	6.5%	-0.2%	-1.3%	2.3%

(a)	Represents fees associated with public offerings of our common stock.
(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(c)

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

(d)	Represents transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

Prior to September 30, 2022, the Company presented for the following items as adjustments to its non-GAAP metrics. Those details are provided again here for your convenience and for consideration in making comparisons to prior periods:

	Three Months Ended
	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022
	(Dollars in thousands)
Plant start-up expense	$1,843	$1,130	$588	$1,306	$4,748	$5,293	$8,015
Launch expense	731	1,018	562	819	632	504	1,542

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 24,651 retail stores as of September 30, 2022. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

We expect to continue to mitigate any adverse movement in input costs through a combination of cost management and price increases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of the following:

Outbound freight. We use a third-party logistics provider for outbound freight that ships directly to retailers as well as third-party distributors.

Marketing & advertising. Our marketing and advertising expenses primarily consist of national television media, digital marketing, social media and grass roots marketing to drive brand awareness. These expenses may vary from quarter to quarter depending on the timing of our marketing and advertising campaigns. Our Feed the Growth initiative focuses on growing the business through increased marketing investments.

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

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$151,333	100%	$107,590	100%	$429,511	100%	$309,620	100%
Cost of goods sold	106,788	71	66,065	61	289,187	67	188,689	61
Gross profit	44,545	29	41,525	39	140,324	33	120,931	39
Selling, general and administrative expenses	60,449	40	42,365	39	190,241	44	137,955	45
Loss from operations	(15,904)	(11)	(840)	(1)	(49,917)	(12)	(17,024)	(5)
Other (expenses)/income, net	256	0	2	0	492	0	(5)	(0)
Interest expense	(1,817)	(0)	(677)	(0)	(4,060)	(0)	(2,232)	(1)
Loss before income taxes	(17,465)	(12)	(1,515)	(1)	(53,485)	(12)	(19,261)	(6)
Income tax expense	41	0	16	0	123	0	48	0
Loss on equity method investment	943	1	539	1	2,969	1	1,124	0
Net loss	$(18,449)	(12)%	$(2,070)	(2)%	$(56,577)	(13)%	$(20,433)	(7)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2022			2021
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$132,757	88%	19,081	$91,148	85%	17,941
Pet Specialty and Natural (2)	18,576	12%	5,570	16,442	15%	5,440
Net Sales (3)	$151,333	100%	24,651	$107,590	100%	23,381

(1)	Stores at September 30, 2022 and 2021 consisted of 13,429 and 12,595 Grocery and 5,652 and 5,346 Mass and Club, respectively.
(2)	Stores at September 30, 2022 and 2021 consisted of 5,096 and 4,967 Pet Specialty and 474 and 473 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $43.7 million, or 40.7%, to $151.3 million for the three months ended September 30, 2022 as compared to $107.6 million in the same period in the prior year. The $43.7 million increase in net sales was driven by $25.0 million related to price and mix and $18.7 million due to volume, including refilling our trade inventory. Of the sales increase $41.6 million of growth was experienced in our Grocery (including Online), Mass, and Club refrigerated channels, and $2.1 million of growth was experienced in our Pet Specialty and Natural refrigerated channels. Our Freshpet Fridge store locations grew by 5.4% to 24,651 as of September 30, 2022 compared to 23,381 as of September 30, 2021.

Gross Profit

Gross profit was $44.5 million, or 29.4% as a percentage of net sales, for the three months ended September 30, 2022, compared to $41.5 million, or 38.6% as a percentage of net sales, in the prior year period. For the three months ended September 30, 2022, Adjusted Gross Profit was $52.2 million, or 34.5% as a percentage of net sales, compared to $46.8 million, or 43.5% as a percentage of net sales, in the prior year period. The decrease in gross profit as a percentage of net sales and Adjusted Gross Profit as a percentage of net sales were primarily due to increased plant start-up cost, inflation of ingredient cost and labor, and quality issues, partially offset by increased pricing. Beginning with third quarter 2022, the Company is no longer adding back plant start-up expense in its calculation of Adjusted Gross Profit, which for the third quarter represented $8.0 million. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $60.4 million for the three months ended September 30, 2022, compared to $42.4 million in the prior year period. As a percentage of net sales, SG&A increased to 39.9% for the three months ended September 30, 2022, compared to 39.4% in the prior year period. The increase in SG&A as a percentage of net sales was a result of increased media expenses as a percentage of net sales of 290 basis points, increased logistics cost of 60 basis points, offset by increased selling, general and administrative expense leverage of 300 basis points due to higher net sales. Adjusted SG&A for the three months ended September 30, 2022, was $48.9 million, or 32.3% as a percentage of net sales, compared to $33.3 million, or 31.0% as a percentage of net sales, in the prior year period. The increase in Adjusted SG&A as a percentage of net sales was mainly a result of increased media spend as a percentage of net sales of 290 basis points, increased logistics cost of 60 basis points, offset by adjusted selling, general and administrative expense leverage of 220 basis points. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased by $15.1 million to a loss from operations of $15.9 million for the three months ended September 30, 2022 as compared to a loss from operations of $0.8 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our Credit Facility increased $1.1 million to interest expense of $1.8 million for the three months ended September 30, 2022 as compared to interest expense of $0.7 million for the same period in the prior year as a result of the New Loan Agreement and additional borrowings discussed in Note 1.

Loss on Equity Method Investment

Our loss on equity method investment for the three months ended September 30, 2022, was $0.9 million from the Company's 19% interest in a privately held company.

Net Loss

Net loss increased $16.4 million to a net loss of $18.4 million for the three months ended September 30, 2022, as compared to a net loss of $2.1 million for the same period in the prior year due to increased SG&A, which includes increased media spend of $7.2 million and increased plant start-up cost of $7.4 million, partially offset by contribution profit from higher sales.

Adjusted EBITDA

Adjusted EBITDA was $3.5 million, or 2.3% as a percentage of net sales (also called Adjusted EBITDA Margin), for the three months ended September 30, 2022, compared to $13.5 million, or 12.5% as a percentage of net sales, in the prior year period. The decrease in Adjusted EBITDA was a result of increased Adjusted SG&A expense partially offset by higher Adjusted Gross Profit. Beginning with third quarter 2022, the Company is no longer adding back plant start-up expense and launch expenses in its calculation of Adjusted EBITDA, which for the third quarter of 2022 represented $8.0 million and $1.5 million, respectively, compared to $0.6 million and $0.6 million, respectively, in the prior year period. Please see the supplemental schedule within "— Recent Developments" reconciling this change in methodology. See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to EBITDA, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures, as well as for a discussion of certain changes we made to our methodology for calculating Adjusted EBITDA beginning with the current period ending September 30, 2022; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for factors that could cause our results to differ, in some cases materially.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net Sales

The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2022			2021
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$375,847	88%	19,081	$259,227	84%	17,941
Pet Specialty and Natural (2)	53,664	12%	5,570	50,393	16%	5,440
Net Sales (3)	$429,511	100%	24,651	$309,619	100%	23,381

(1)	Stores at September 30, 2022 and 2021 consisted of 13,429 and 12,595 Grocery and 5,652 and 5,346 Mass and Club, respectively.
(2)	Stores at September 30, 2022 and 2021 consisted of 5,096 and 4,967 Pet Specialty and 474 and 473 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $119.9 million, or 38.7%, to $429.5 million for the nine months ended September 30, 2022 as compared to $309.6 million in the same period in the prior year. The $119.9 million increase in net sales was driven by $62.5 million due to volume, including refilling our trade inventory, and $57.4 million due to price and mix. Of the sales increase, $116.6 million of growth was experienced in our Grocery (including Online), Mass, and Club refrigerated channels and $3.3 million of growth was experienced in our Pet Specialty and Natural refrigerated channels. Our Freshpet Fridge store locations grew by 5.4% to 24,651 as of September 30, 2022 compared to 23,381 as of September 30, 2021.

Gross Profit

Gross profit was $140.3 million, or 32.7% as a percentage of net sales, for the nine months ended September 30, 2022, compared to $120.9 million, or 39.1% as a percentage of net sales, in the prior year period. For the nine months ended September 30, 2022, Adjusted Gross Profit was $159.3 million, or 37.1% as a percentage of net sales, compared to $137.6 million, or 44.4% as a percentage of net sales, in the prior year period. The decreases in gross profit as a percentage of net sales and Adjusted Gross Profit as a percentage of net sales were primarily due to plant start-up expense of $18.1 million, inflation of ingredient cost and labor, and quality issues, partially offset by increased pricing. See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $190.2 million for the nine months ended September 30, 2022, compared to $138.0 million in the prior year period. As a percentage of net sales, SG&A decreased to 44.3% for the nine months ended September 30, 2022, compared to 44.6% in the prior year period. The decrease in SG&A as a percentage of net sales was a result of increased selling, general and administrative expense leverage of 370 basis points due to higher net sales, partially offset by increased media expenses as a percentage of net sales of 340 basis points. Adjusted SG&A for the nine months ended September 30, 2022, was $158.5 million, or 36.9% as a percentage of net sales, compared to $110.2 million, or 35.6% as a percentage of net sales, in the prior year period. The increase in Adjusted SG&A as a percentage of net sales was a result of increased media expenses as a percentage of net sales of 340 basis points offset by increased selling, general and administrative expense leverage of 210 basis points due to higher net sales. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased by $32.9 million to a loss from operations of $49.9 million for the nine months ended September 30, 2022 as compared to a loss from operations of $17.0 million for the same period in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our Credit Facility increased $1.8 million to interest expense of $4.1 million for the nine months ended September 30, 2022 as compared to an interest expense of $2.2 million for the same period in the prior year as a result of the New Loan Agreement and increased borrowings discussed in Note 1.

Loss on Equity Method Investment

Our loss on equity method investment for the nine months ended September 30, 2022, was $3.0 million from the Company's 19% interest in a privately held company.

Net Loss

Net loss increased $36.1 million to a net loss of $56.6 million for the nine months ended September 30, 2022, as compared to a net loss of $20.4 million for the same period in the prior year due to increased SG&A, which includes increased media spend of $27.2 million and increased plant start-up expense of $14.4 million, partially offset by higher net sales and increased gross profit.

Adjusted EBITDA

Adjusted EBITDA was $1.3 million, or 0.3% as a percentage of net sales (also called Adjusted EBITDA Margin), for the nine months ended September 30, 2022, compared to $27.4 million, or 8.8% as a percentage of net sales, in the prior year period. The decrease in Adjusted EBITDA was a result of increased Adjusted SG&A expense (including $2.7 million of launch expense) partially offset by higher net sales and Adjusted Gross Profit (including $18.1 million of plant start-up expense). See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to EBITDA, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures, as well as for a discussion of certain changes we made to our methodology for calculating Adjusted EBITDA beginning with the current period ending September 30, 2022; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for factors that could cause our results to differ, in some cases materially.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment, COVID-19 expenses, and organization changes designed to support long-term growth objectives. As of the fourth quarter of 2021, all remaining COVID-19 expenses are part of our operating performance. EBITDA represents net income (loss) plus interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment, COVID-19 expenses, and organization changes designed to support long-term growth objectives. As part of the Company's focus on cash, we are changing how we report Adjusted EBITDA. Beginning with the current period ended September 30, 2022, the Company is no longer adding back launch expenses and plant start-up expense in its calculation of Adjusted EBITDA. This change is reflective of a renewed focus on cash, that will provide greater clarity on our path toward generating positive net income as the business scales further following the Company's planned capacity additions. The presentation for Adjusted EBITDA for the prior year period and prior quarter period has been recast to reflect these changes to enhance comparability between periods, as set forth above under "-Recent Developments".

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net loss	$(18,449)	$(2,070)	$(56,577)	$(20,433)
Depreciation and amortization	8,546	7,746	24,424	22,489
Interest expense	1,817	677	4,060	2,232
Income tax expense	41	16	123	48
EBITDA	$(8,045)	$6,369	$(27,970)	$4,336
Loss on equity method investment	943	539	$2,969	1,124
Loss on disposal of equipment	124	412	203	518
Non-cash share-based compensation	7,821	5,746	20,409	18,516
Enterprise Resource Planning (a)	1,937	273	4,946	1,123
COVID-19 expense (b)	—	119	—	1,758
Organization changes (c)	734	—	734	—
Adjusted EBITDA	$3,514	$13,458	$1,291	$27,375
Adjusted EBITDA as a % of Net Sales	2.3%	12.5%	0.3%	8.8%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
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

(c)	Represents transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Gross profit	$44,545	$41,525	$140,324	$120,931
Depreciation expense	5,159	4,075	14,208	11,896
Non-cash share-based compensation	2,450	1,058	4,789	2,970
COVID-19 expense (a)	—	119	—	1,753
Adjusted Gross Profit	$52,154	$46,777	$159,321	$137,550
Adjusted Gross Profit as a % of Net Sales	34.5%	43.5%	37.1%	44.4%

(a)

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

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
SG&A expenses	$60,449	$42,365	$190,241	$137,955
Depreciation and amortization expense	3,387	3,671	10,216	10,593
Non-cash share-based compensation	5,371	4,688	15,620	15,546
Loss on disposal of equipment	124	412	203	518
Enterprise Resource Planning (a)	1,937	273	4,946	1,123
COVID-19 expense (b)	—	—	—	5
Organization changes (c)	734	—	734	—
Adjusted SG&A Expenses	$48,896	$33,321	$158,522	$110,170
Adjusted SG&A Expenses as a % of Net Sales	32.3%	31.0%	36.9%	35.6%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(b)	Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigating potential supply chain disruptions during the pandemic included in SG&A. As of the fourth quarter of 2021, all remaining COVID-19 related expenses are part of our operating performance.
(c)	Represents transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

Liquidity and Capital Resources

We expect to make future capital expenditures in connection with the completion of our planned development and of Freshpet Kitchens Ennis Phase 1, Ennis Chicken Processing and Freshpet Kitchens South. During FY 2022, we expect to spend approximately $290 million of capital expenditures to meet our capacity needs as well as recurring capital expenditures. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

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

The following table sets forth, for the periods indicated, our working capital:

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Cash and cash equivalents	$240,310	$72,788
Short-term investments	19,891	—
Accounts receivable, net of allowance for doubtful accounts	48,235	34,780
Inventories, net	64,334	35,574
Prepaid expenses	8,395	5,834
Other current assets	2,314	1,349
Accounts payable	(37,046)	(42,612)
Accrued expenses	(19,576)	(14,950)
Current operating lease liabilities	(1,478)	(1,384)
Current portion of long-term debt	(72,872)	-
Total Working Capital	$252,507	$91,379

Working capital consists of current assets net of current liabilities. Working capital increased $161.1 million to $252.5 million at September 30, 2022 compared with working capital of $91.4 million at December 31, 2021. The increase was primarily a result of an increase of $167.5 million in cash and cash equivalents as we fund our capital expansion plan, an increase in accounts receivable of $13.5 million due to increased sales, an increase in inventory of $28.8 million and an decrease in accounts payable of $5.6 million as a result of timing and capital expenditures of approximately $15.5 million related to our capital expansion plan. The increase was partially offset by an increase of current portion of long-term debt of $72.9 million and an increase of accrued expenses of $4.6 million.

We normally carry three to four weeks of finished goods inventory. The average duration of our accounts receivable is approximately 25 days. As of September 30, 2022, our accounts receivable aging increased by approximately four days as a result of the ERP implementation.

As of September 30, 2022, our capital resources consisted primarily of $240.3 million of cash and cash equivalents on hand, $19.9 million of short-term investments, and $274.8 million available under our $350.0 million Credit Facility, which reflects $0.2 million reserved for two letters of credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, short-term investments, cash flow from operations and available funds under our Credit Facility.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows used in operating, investing and provided by financing activities and our ending balance of cash:

	Nine Months Ended
	September 30,
	2022	2021
	(Dollars in thousands)
Cash at the beginning of period	$72,788	$67,247
Net cash used in operating activities	(53,680)	(3,335)
Net cash used in investing activities	(190,570)	(220,835)
Net cash provided by financing activities	411,772	327,759
Cash at the end of period	$240,310	$170,836

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash used in operating activities of $53.7 million for the nine months ended September 30, 2022, was primarily attributed to:

•

$3.5 million of net loss, adjusted for reconciling non-cash items, which excludes $53.1 million primarily related to $24.4 million of depreciation and amortization, $20.4 million of share-based compensation including amortization of warrants, $3.5 million of inventory obsolescence, $3.0 million of loss on investments in equity method investment, and $1.0 million of change in operating lease right of use asset.

This was offset by:

•	$50.2 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories and other assets, primarily offset by the change in accrued expenses.

Net cash from operating activities of $3.3 million for the nine months ended September 30, 2021, was primarily attributed to:

•

$24.2 million of net income, adjusted for reconciling non-cash items, which excludes $44.7 million primarily related to $22.5 million of depreciation and amortization, $18.5 million of share-based compensation, $1.1 million of losses on equity method investments, $1.0 million of amortization of deferred financing costs, and $1.0 million of change in operating lease right of use asset.

This was offset by:

•	$27.6 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories, other assets, and prepaid expenses and other current assets, offset by change in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of $190.6 million for the nine months ended September 30, 2022, was primarily attributed to:

•	$167.4 million capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, and expenditures relating to investment in fridges and other capital spend.
•	$19.8 million purchase of short-term investments.
•	$3.3 million investment in equity method investment.

Net cash used in investing activities of $220.8 million for the nine months ended September 30, 2021, was primarily attributed to:

•	$3.0 million capital expenditures related to Freshpet Kitchens Bethlehem expansion.
•	$53.6 million capital expenditures related to Freshpet Kitchens South Expansion
•	$136.3 million capital expenditures related to Freshpet Kitchens Ennis expansion.
•	$12.8 million in plant recurring capital expenditures.
•	$15.1 million capital expenditures relating to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $411.8 million for the nine months ended September 30, 2022, was primarily attributed to:

•	$337.5 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$78.0 million of proceeds from borrowings under Credit Facility.
•	$0.3 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$2.8 million for repayment of borrowings under Credit Facility.
•	$1.3 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $327.8 million for the nine months ended September 30, 2021, was primarily attributed to:

•	$332.2 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$2.0 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$3.3 million for debt issuance cost related to the new Credit Facility.
•	$3.2 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Note 5 to our (unaudited) consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of September 30, 2022, we had $75.2 million outstanding borrowings under our credit facilities.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and nine months ended September 30, 2022 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2022, there were no forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims or proceedings, most of which are covered by insurance, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows. See Note 11 — Commitments and Contingencies for additional discussion of pending litigation.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. "Risk Factors" in our Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

We have been subject to shareholder activism, including relating to the positions expressed by JANA Partners LLC in the Schedule 13D that it filed on September 22, 2022, and may be subject to such activism in the future, which could result in substantial costs and divert management's and our Board's attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. We may be subjected to a proxy contest or to litigation by activist investors and our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2022, the Company issued to operators of Freshpet Kitchens warrants to purchase up to an aggregate of 194 thousand shares of our voting common stock, on a cashless exercise basis, at a price of $0.01 per share. The warrants were issued as partial consideration to this operator under our supply agreement with them for a value of approximately $9.8 million under that agreement.

The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the issuance described above was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The issuances of these securities were made without any general solicitation or advertising.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2022)
3.2	Amended and Restated Bylaws of Freshpet, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2022)
10.1	Separation Agreement and General Release of Claims, dated October 13, 2022, by and among the Company and Heather Pomerantz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2022	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Richard Kassar
Richard Kassar Interim Chief Financial Officer
(Principal Financial and Accounting Officer)