Form 10-K
period 2022-12-31
Freshpet, Inc.
filed 2023-02-28
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.4 billion.

As of February 23, 2023, 48,048,343 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference

The information required by Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K will be filed (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

Freshpet, Inc.

Annual Report on Form 10-K

TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” "target," “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	our ability to meet our sustainability targets, goals, and commitments, including due to the impact of climate change;
●	changes in global economic and financial market conditions generally, such as inflation and interest rate increases;
●	the impact of various worldwide or macroeconomic events, such as the ongoing conflict between Russia and Ukraine, on the U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
●

our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and building capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens (as defined below);

●	our ability to successfully implement new processes and systems as we continue to stabilize and improve our new ERP;
●

our ability to timely complete the construction at our Freshpet Kitchens South and Freshpet Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis collectively, "Freshpet Kitchens") and achieve the anticipated benefits therefrom;

●	the loss of key members of our senior management team;
●	allegations that our products cause injury or illness or fail to comply with government regulations;
●	the loss of a significant customer;
●	the entrance of new competitors into our industry;
●	the effectiveness of our marketing and trade spending programs;
●	our ability to introduce new products and improve existing products;
●	our ability to match our manufacturing capacity with demand;
●	the impact of government regulation, scrutiny, warning and public perception;
●	the effect of false marketing claims;
●	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
●	our ability to develop and maintain our brand;
●	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by inflation;
●	our ability to manage our supply chain effectively;
●	global or local pandemic, such as COVID-19;
●	actions of activist stockholders;
●	volatility in the price of our common stock; and
●	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet, Inc. (“Freshpet,” the “Company,” "we" or "our") is disrupting the over $38.4 billion North American pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery (including online), mass, club, pet specialty and natural. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2022, our household penetration within North America was approximately 4.9 million, with a target of 11 million households by 2025. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated with our recent initiatives in the U.K. market.

Our Industry

We primarily compete in the North American dog and cat food market, which we estimate will grow at an average compounded annual growth rate of 5.7% from 2022 to 2027. We believe pet food spending in North America will continue to increase at a similar rate during this same time period. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently approximately 90.5 million pet owning households in the United States, which represents approximately 70% of total households, and over 114.3 million dogs and cats in the United States, according to the American Pet Products Association.

Pet humanization.    According to Packaged Facts, 92%-96% of U.S. pet owners view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions. According to an American Pet Products Association's Pulse Study, 72% of pet parents feel they are closer/more bonded with their pet due to the COVID-19 pandemic. We believe that pet owners' closer bond to their pets aligns with recent trends, which the COVID-19 pandemic has further accelerated.

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

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. Freshpet's carefully selected ingredients and gentle cooking process ensures best-in-class bioavailable nutrition. Hundreds of customer testimonials each year underscore Freshpet's support of a long and healthy life. Further, since founding Freshpet, we have donated over fourteen million fresh meals to pets via shelters, charitable organizations, and humane societies, including St Hubert's Animal Welfare Center, Pennsylvania SPCA and 4 Paws for Ability.

People

People include our team members, pet parents, and our partners. We treat our team members with respect and are committed to helping them develop professionally and personally. These efforts have contributed to an employee net promoter score of 80.0%. Additionally, we strive to be good partners with customers, distributors, and suppliers by conducting business with honesty and transparency knowing that we cannot grow without their support.

Planet

We are committed to minimizing our environmental impact while providing the healthiest, tastiest pet food possible. Freshpet Kitchens Bethlehem is a landfill-free facility thanks to state-of-the-art recycling, digesting, and waste-to-energy processes. We support renewable energy by matching the electricity used in Freshpet Kitchens Bethlehem and our refrigerators in over 25,000 retail locations with Green-E Certified renewable energy certificates from North American based projects. Freshpet's chiller fleet efficiency continues to improve with our latest units being up to 8.5x more efficient than older units. In 2020, Nature's Fresh became Freshpet's first, and one of the industry's only, carbon neutral brand for Scope 1, 2, and 3 emissions. For 2021, we went even further and made Freshpet's entire business carbon neutral for Scope 1 and 2 emissions. We are committed to reducing as much of our carbon emissions as possible and use offsets to mitigate residual emissions. In 2022 we opened our state-of-the-art Kitchens in Ennis, TX. This facility will be our most sustainable yet with on-site solar power and battery micro-grid, wastewater recycling, and our most advanced heating / cooling technology. These efforts are intended to help achieve our environmental goals, building and preserving a healthy planet for generations to come.

Our commitment to our values helps us engage with consumers, motivate our team members and attract strong partners, which allows us to fulfill our mission of delivering the best nutritional product choices to improve the well-being of our pets, enrich pet parents’ lives and contribute to communities. Freshpet—Pets, People, Planet.

Our Products

Freshpet's business operates in a single segment: the manufacturing, marketing and distribution of pet food and pet treats for dogs and cats. Our products consist of dog food, cat food and dog treats. All Freshpet products are made according to our nutritional philosophy of fresh, meat-based nutrition and minimal processing. Our proprietary recipes include real, fresh meat and varying combinations of vitamin-rich vegetables, leafy greens and antioxidant rich fruits, without the use of preservatives, additives or artificial ingredients. Our unique product attributes appeal to diverse consumer needs across multiple classes of retail where Freshpet is sold. Consequently, our brand resonates across a broad cross-section of pet parent demographics.

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

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing network in North America. Our original Freshpet Kitchens Bethlehem is a 240,000 square foot facility, built to United States Department of Agriculture standards and currently houses six production lines customized to produce fresh, refrigerated food.

In 2020 we began making investments at a manufacturing facility titled "Freshpet Kitchens South." Freshpet Kitchens South currently has three production lines with the space for additional production lines in the future.

The construction of Freshpet Kitchens Ennis, located in Ennis, Texas, began in 2020, with the first production line having been commissioned in Q4 of 2022, and two more lines to be commissioned over the next 18 months from the first phase of the project. The project is being developed in three phases with subsequent expansion planned for the next several years.

Due to the continued growth of the Company’s fresh pet food sales, the Company has plans to continue expanding its manufacturing capacity via operational efficiency improvements at our current facilities and via future expansion of our physical features.

In 2022, approximately 98.8% of our product volume was manufactured with Freshpet owned equipment.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. Over 50% of our raw ingredients are sourced from suppliers located within 300 miles of our Freshpet Kitchens, and 96% are from North America. We maintain rigorous standards for ingredient quality and safety. By volume, our single largest input is fresh chicken. In order to retain operating flexibility and negotiating leverage, we do not enter into exclusivity agreements or long-term commitments with any of our suppliers. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Outbound transportation from our facility is handled through a third-party refrigerated freight broker. During 2022 we began to leverage a second third-party distribution center in Texas with the expectation that the Texas facility will service the western section of the country and the Pennsylvania distribution center will service the eastern section of the country. As volume grows we expect to leverage our distribution network to continuously improve customer service levels and decrease certain distribution costs. For certain retailers, we use national and regional distributors.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our Freshpet-owned manufacturing lines allows us to exercise significant control over production. We have a highly skilled Quality Assurance team consisting of quality assurance supervisors, specialists, analysts and quality technicians with significant experience in pet and human food production.

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

Our Customers and Distributors

We sell our products throughout the United States, Canada, and Europe, generating the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. We are in approximately 25,281 stores and believe there is opportunity for us to install a Freshpet Fridge in at least 30,000 stores in North America. We sell our products through the following classes of retail: grocery (including online), mass, club, pet specialty and natural.

Our customers determine whether they wish to purchase our products either directly from us or through a third-party distributor. In 2022, our largest distributor by net sales, Animal Supply Co., accounted for 8.0% of our net sales and our largest customer, Walmart, accounted for 21.4% of our net sales.

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

REAL FOOD FRESH FROM THE FRIDGE*
freshpet
REAL FOOD FRESH FROM THE FRIDGE*
freshpet
freshpet
NATURE'S Fresh
SUSTAINABLE PET FOOD
SMALL DOG
LARGE DOG
LARGE DOG
DogJoy
SPRING SPROUT

Marketing and Advertising

Our marketing strategy is designed to educate consumers about the benefits of fresh refrigerated pet food and build awareness of the Freshpet brand. We deploy a broad set of marketing tools across television, digital and public relations to reach consumers through multiple touch points and increase product trials.

Our network of fridges at approximately 25,281 retail locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, Twitter, TikTok and YouTube.

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

Team Members & Human Capital Resources

At Freshpet we always want to build a fair, healthy and safe workplace, while creating work environment policies that promote diversity, equality and inclusion for our valued employees. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our Company, as well as for our stockholders. We are proud of our focus on promoting employee engagement across our operations - from our supply chain to our products - and are committed to building our business on a foundation of strong ethics.

Attracting and retaining talent at all levels is vital to continuing our success. We promote the work-life balance of our employees, we invest in our employees through high-quality benefits and various health and wellness initiatives, and we have created a healthy work environment in our offices. In order to incentivize and engage our workforce, Freshpet provides:

●	Industry-leading compensation, including stock compensation for every employee	●	Industry-leading healthcare offered equitably for every employee
●	Multi-year equity grants to "One-of-a-Kind Talent" employees identified by the Board	●	Competitive perquisites, including pet insurance, tuition reimbursement, paid parental leave, free healthy snack room and catered lunches
●	401(k) matching for every employee	●	Rigorous focus on Diversity & Inclusion to create an inclusive culture to attract, engage and retain our diverse talent

As of December 31, 2022, we had 1,011 employees located primarily in Bethlehem PA, Ennis TX, Secaucus NJ and Europe. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us. We believe that our employee relations are good.

Our Corporate Information

We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Website Information

The address of our corporate website is www.freshpet.com. Our annual reports, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders, as required by applicable law. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, General Code of Ethics, Code of Ethics for Executive Officers and Principal Accounting Personnel and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. The SEC maintains a website, http://www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

We believe that our intellectual property has substantial value and has significantly contributed to our success to date. We are continually developing new technology and enhancing proprietary technology related to our pet food, Freshpet Fridges and manufacturing operations.

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

Information Systems

We transitioned to a new ERP system during the three months ended March 31, 2022. Implementation, integration and transition efforts continued thereafter and remain ongoing. Accordingly, we have modified certain existing internal control processes relating to the implementation of the new ERP system. Other than the implementation of the new ERP system, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This system governs order entry, customer service, accounts payable, accounts receivable, purchasing, asset management, manufacturing and warehouse management. Our order management process is automated via Electronic Data Interchange with virtually all our customers, which feeds information directly to our ERP platform.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. The following is a discussion of the risks, uncertainties and assumptions that we believe are material to our business, which should be considered in conjunction with the other information contained in this report, including our consolidated financial statements and accompanying notes. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. While the risks are organized by headers, and each risk is discussed separately, many are interrelated. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Risks Related to our Growth Strategy and Need for Capital

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

Developing our business has in the past required and will continue in the future to require significant capital. To meet our capital needs, we expect to continue to rely on our cash flow from operations, our credit facilities, and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with our contractual restrictions.

Additionally, our ability to make payments on and to refinance any indebtedness and to fund planned expenditures for our growth and operational efficiency plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. From time to time, we may seek to raise additional capital by accessing the debt and/or equity markets to fund capital expenditures or otherwise. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. For additional possible effects of such offerings, see "Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities, which may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock."

Our ability to utilize our credit facilities may be restricted or eliminated if we cannot comply with our debt covenants, which could adversely affect our business, financial condition and results of operations.

We are party to a Sixth Amended and Restated Loan and Security Agreement, which provides for a $350,000,000 senior secured credit facility (as amended the "Sixth Amendment"), encompassing a $300,000,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000,000 revolving loan facility (the "Revolving Loan Facility").

The Credit Facility contains customary representations, warranties, and covenants, including financial covenants. We cannot provide assurance that we will remain in compliance with the financial covenants during 2023. Should we fail to be in compliance, and if the lenders under the Credit Facility decline to provide a waiver of such non-compliance should we seek one, then lenders could accelerate any amounts then due, or could terminate our ability to access the Credit Facility. If this occurs, we could be unable to access the capital needed to fund our liquidity requirements for our operations, capital expenditures and other needs, which would adversely affect our business, financial condition and results of operations.

Loss of our key executive officers or personnel, or an inability to attract and retain such management and other personnel, could negatively affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The sudden loss of any of these executives' services or our failure to appropriately plan for any expected key executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to efficiently operate and expand our business. If we fail to attract or retain talented new employees, our business and results of operations could be negatively affected.

Risks Related to Competition in Our Industry

The pet food product category in which we participate is highly competitive. If we are unable to compete effectively, our results of operations could be adversely affected.

The pet food product category in which we participate is highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. We face strong competition from competitors’ products that are sometimes sold at lower prices. Price gaps between our products and our competitors’ products may result in market share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products, including additional fresh, refrigerated pet food, that are more attractive to customers or consumers than our products. These competitors may also prove to be more successful in marketing and selling their products or may be better able to increase prices to reflect cost pressures. We may not be able to compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether their strategies will negatively affect us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is focused on the development, manufacture, marketing and distribution of pet food products. If consumer demand for our products decreased, our business would suffer. Sales of pet food products are subject to evolving consumer preferences, changing demographics and economic pressures. A significant shift in consumer demand away from our products or a decline in pet ownership could reduce our sales or the prestige of our brand, which would harm our business, financial condition and results of operations.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2022, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for approximately 64% of our net sales. This percentage may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns (including those that may be related to the COVID-19 pandemic), our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or increase prices for our products, our results of operations may be adversely affected.

We rely in part on price increases to neutralize cost increases and improve the profitability of our business. Our ability to effectively implement price increases or otherwise raise prices for our products can be affected by a number of factors, including competition, our competitors’ pricing and marketing, aggregate industry supply, category limitations, market demand and economic conditions, including inflationary and interest rate pressures. During challenging economic times, our ability to increase the prices of our products may be particularly constrained. Additionally, customers may pressure us to rescind price increases that we have announced or already implemented (either through a change in list price or increased promotional activity). If we are unable to maintain or increase prices for our products (or if we must increase promotional activity), our results of operations could be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase (which may result from a customer response or otherwise), our business, financial condition and results of operations could be adversely affected.

If our products are alleged to cause injury or illness, be mislabeled or misbranded, or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

We have in the past and may in the future be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. For example, we have had legal claims brought against us in California for our use of the word “natural” in describing certain of our products. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. Consumer or customer concerns (whether justified or not) regarding the quality or safety of our products could adversely affect our business. Product recalls or withdrawals can result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. As an example, in June 2022 we initiated a voluntary recall of a single lot of a particular brand due to potential salmonella contamination. Although we received no reports of harm to pets or their owners as a result of this potential contamination, this recall resulted in production delays and significant diversion of management time to identify and remediate the issue. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products may also result in adverse publicity or legal challenges, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny, fines, or other penalties by federal and state regulatory agencies of our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Manufacturing and Supply Chain

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

Due to limited manufacturing capacity and our continued growth, the Company recently expanded its manufacturing capacity and may in the future continue expanding its manufacturing capacity via organic growth, operational efficiency increases or other means. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments." If our growth exceeds our expectations, we may not be able to increase our own manufacturing capacity to, or obtain contract manufacturing capacity at, a level that meets demand for our products, which could prevent us from meeting increased customer demand and harm our business. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets, and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business, financial condition and results of operations.

The inputs, commodities and ingredients that we require are subject to price increases and shortages that could adversely affect our results of operations.

The primary inputs, commodities and ingredients that we use include meat, vegetables, fruits, carrageenans, whole grains, vitamins, minerals, packaging and energy (including wind power). Prices for these and other items we use may be volatile, and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather conditions, natural disasters, the effects of climate change, currency fluctuations, inflationary and/or interest rate pressures, governmental regulations (including import restrictions), agricultural programs or issues, energy programs, geopolitical concerns, including the ongoing conflict between Ukraine and Russia, labor strikes and the financial health of our suppliers. Input, commodity and ingredient price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse effect on our results of operations. Production delays could lead to reduced sales volumes and profitability, as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both ingredients and finished product. If we are not able to implement our productivity initiatives or increase our product prices to offset price increases of our inputs, commodities and ingredients, as a result of consumer sensitivity to pricing or otherwise, or if sales volumes decline due to price increases, our results of operations could be adversely affected. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and negatively impact our business, financial condition and results of operations.

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

Adverse weather conditions, natural disasters, pestilences, global or local pandemics, such as COVID-19 and other natural conditions can disrupt our operations, which can adversely affect our business, financial condition and results of operations.

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

Additionally, adverse weather conditions, natural disasters or other natural conditions, including global or local pandemics, such as COVID-19, affecting our operating activities or major facilities could cause an interruption or delay in our production or delivery schedules and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. If our operations are damaged by a fire, flood or other disaster, for example, we may be subject to supply or delivery interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business, financial condition and results of operations. For example, during Q4 2020, we experienced a delay in our distribution chain due to winter storms in the Northeastern United States, which negatively impacted our results of operations for Q4 2020.

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

We use third-party transportation providers for our product shipments. We rely on two primary providers for almost all of our shipments. Transportation services include scheduling and coordinating transportation of finished products to our customers, shipment tracking and freight dispatch services. Our use of transportation services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, including keeping our products adequately refrigerated during shipment. Any such change could cause us to incur costs and expend resources. Moreover, in the future we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our business, financial condition and results of operations.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions may impact distributor, customer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, customers, consumers and creditors may suffer. Consumers have access to lower-priced offerings and, during economic downturns, may shift purchases to these lower-priced or other perceived value offerings. Customers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, customers significantly reduced their inventories. Global or local pandemics, such as COVID-19, could also have adverse impacts on our business operations. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Our ability to meet our workforce needs, particularly for staffing our Freshpet Kitchens, is crucial

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

In recent years, we have expanded our global footprint by entering into new markets and may expand into additional markets in the future. For example, we currently do business with four retailers in the United Kingdom, where our products are selling in approximately 407 stores. As we continue to expand our business into new countries, we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.

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

As a result of our agricultural and food processing operations, we are subject to numerous environmental laws and regulations at the federal, state and local levels. As these laws and regulations become increasingly complex, our compliance costs become increasingly expensive. Changes in environmental conditions may result in existing legislation having a greater impact on us. Additionally, we may be subject to new legislation and regulation in the future.

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

Additionally, compliance with evolving environmental legislation and regulations, particularly if they are more aggressive than our current sustainability measures used to monitor our emissions and improve our energy efficiency, may increase our costs and adversely affect our results of operations. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business, financial condition and results of operations could be negatively impacted.

Risks Related to Information Technology and Cyber Security

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, impacts to working capital, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, physical theft or vandalism, cyber-attacks and viruses. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, including federal and state law, as well as the General Data Protection Regulation ("GDPR"), which could result in significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our NOLs

We may be unable to use some or all of our net operating loss carryforwards, which could adversely affect our financial results.

As of December 31, 2022, we had federal net operating loss (“NOLs”) carryforwards of approximately $340.3 million and state NOLs of approximately $259.4 million that we may use to offset against taxable income for U.S. federal and state income tax purposes, respectively. In general, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its “pre-ownership change” NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create additional limitations on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause an increase in the amount of our aggregate payments of U.S. federal and state income taxes in future years. In addition, (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2020 cannot be carried back to prior taxable years. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state may not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Risks Related to Interest Rates

Changes in interest rates may adversely affect our earnings and cash flows.

Certain of our variable rate indebtedness uses the Secured Overnight Financing Rate ("SOFR") as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based or SOFR-based interest rate derivatives. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with the London Inter-Bank Offered Rate ("LIBOR") under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk, as was the case with LIBOR. SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question.

At this time, it is not possible to predict the effect of any establishment of alternative reference rates or any other reforms that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR- or SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.

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

As of December 31, 2022, we had 48,037,016 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

We have been and may continue to be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities continue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have been and may continue to be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Additionally we own a second location in Ennis, Texas ("Freshpet Kitchens Ennis"). Initial production on one manufacturing line began during the fourth quarter of 2022 with plans to fully commission the remaining two lines of phase 1 over the next 18 months. At the completion of phase 1 the Freshpet Kitchens Ennis facility will be approximately 400,000 square-foot.

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

The number of stockholders of record of our common stock as of February 23, 2023 was approximately 420. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the five-year period ended December 31, 2022. The graph assumes that $100 was invested on December 31, 2018, in each of our common stock, the NASDAQ Composite and the Russell 3000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return
Freshpet Inc., NASDAQ Composite, Russell 3000 Index
$450.00
$425.00
$400.00
$375.00
$350.00
$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/30/2022
Freshpet, Inc.
NASDAQ Composite
Russell 3000

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
31-Dec-18	$100.00	$100.00	$100.00
31-Dec-19	$183.74	$135.23	$128.54
31-Dec-20	$441.51	$194.24	$152.73
31-Dec-21	$296.24	$235.78	$189.39
31-Dec-22	$164.09	$157.74	$150.61

Unregistered sales of equity securities

On September 29, 2022, the Company issued to operators of Freshpet Kitchens South warrants to purchase up to an aggregate of 194 thousand shares of our voting common stock, on a cashless exercise basis, at a price of $0.01 per share. The warrants were issued as partial consideration to this operator under our supply agreement with them for a value of approximately $9.8 million under that agreement.

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

For more information regarding our consolidated results and liquidity and capital resources for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Recent Developments

As part of the Company's increased focus on cash, we recently changed how we report Adjusted Gross Profit, Adjusted SG&A, and Adjusted EBITDA. Beginning for the period ended September 30, 2022, we no longer add back launch expenses and plant start-up expense in our calculation of our non-GAAP metrics. This change is reflective of our increased focus on cash, and we believe that this revised presentation will provide greater clarity on our path toward generating positive net income as the business scales further following the Company's planned capacity additions.

The presentation for Adjusted Gross Profit, Adjusted SG&A, and Adjusted EBITDA for the prior year period and prior quarter period has been recast as shown below to reflect these changes to enhance comparability between periods.

The impact of the change on an annual basis is as follows:

	FY 2022	FY 2021	FY 2020
	(Dollars in thousands)
Gross profit	$186,033	$162,146	$132,910
Depreciation expense	20,774	16,545	9,576
Non-cash share-based compensation	7,293	4,152	2,132
COVID-19 expense (a)	—	1,753	3,497
Adjusted Gross Profit	$214,100	$184,596	$148,115
Adjusted Gross Profit as a % of Net Sales	36.0%	43.4%	46.5%

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

	FY 2022	FY 2021	FY 2020
	(Dollars in thousands)
SG&A expenses	$238,016	$186,809	$134,908
Depreciation and amortization expense	13,781	13,923	11,549
Non-cash share-based compensation	18,799	20,846	8,793
Loss on disposal of equipment	396	1,000	1,805
Equity offering expenses (a)	—	—	58
Enterprise Resource Planning (b)	8,558	1,379	1,682
COVID-19 expense (c)	—	5	357
Organization changes (d)	734	—	—
Adjusted SG&A Expenses	$195,748	$149,656	$110,664
Adjusted SG&A Expenses as a % of Net Sales	32.9%	35.2%	34.7%

(a)	Represents fees associated with public offerings of our common stock.

(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.

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

	FY 2022	FY 2021	FY 2020
	(Dollars in thousands)
Net loss	$(59,494)	$(29,699)	$(3,188)
Depreciation and amortization	34,555	30,468	21,125
Interest expense	5,208	2,882	1,211
Income tax expense	282	162	65
EBITDA	$(19,449)	$3,813	$19,213
Loss on equity method investment	3,731	2,005	—
Loss on disposal of equipment	396	1,000	1,805
Non-cash share-based compensation	26,092	24,998	10,925
Equity offering expenses (a)	—	—	58
Enterprise Resource Planning (b)	8,558	1,379	1,682
COVID-19 expense (c)	—	1,758	3,854
Organization changes (d)	734	—	—
Adjusted EBITDA	$20,062	$34,953	$37,537
Adjusted EBITDA as a % of Net Sales	3.4%	8.2%	11.8%

(a)	Represents fees associated with public offerings of our common stock.

(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.

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

Prior to September 30, 2022, the Company presented the following items as adjustments to its non-GAAP metrics. Those details are provided again here for your convenience and for consideration in making comparisons to prior periods:

	FY 2022	FY 2021	FY 2020
	(Dollars in thousands)
Plant start-up expense	$26,089	$4,868	$5,962
Launch expense	4,116	3,130	3,421

The impact of the change on a quarterly basis is as follows:

	Three Months Ended
	12/31/2022	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
	(Dollars in thousands)
Gross profit	$45,709	$44,491	$51,080	$44,753	$41,216	$41,525	$43,090	$36,315
Depreciation expense	6,566	5,212	4,295	4,701	4,649	4,075	4,021	3,800
Non-cash share-based compensation	2,505	2,450	1,170	1,168	1,182	1,057	1,203	710
COVID-19 expense (a)	—	—	—	—	—	119	681	953
Adjusted Gross Profit	$54,780	$52,153	$56,545	$50,622	$47,047	$46,776	$48,995	$41,778
Adjusted Gross Profit as a % of Net Sales	33.0%	34.5%	38.7%	38.3%	40.6%	43.5%	45.1%	44.7%

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

	Three Months Ended
	12/31/2022	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
	(Dollars in thousands)
SG&A expenses	$47,775	$60,395	$69,215	$60,631	$48,854	$42,365	$49,557	$46,033
Depreciation and amortization expense	3,565	3,345	3,586	3,285	3,330	3,671	3,633	3,289
Non-cash share-based compensation	3,178	5,371	5,123	5,127	5,300	4,689	5,487	5,370
Loss on disposal of equipment	193	112	48	43	482	412	46	60
Equity offering expenses (a)	—	—	—	—	—	—	(125)	125
Enterprise Resource Planning (b)	3,613	1,937	1,990	1,018	256	273	247	603
COVID-19 expense (c)	—	—	—	—	—	—	—	5
Organization changes (d)	—	734	—	—	—	—	—	—
Adjusted SG&A Expenses	$37,227	$48,896	$58,467	$51,158	$39,486	$33,320	$40,269	$36,581
Adjusted SG&A Expenses as a % of Net Sales	22.4%	32.3%	40.0%	38.7%	34.1%	31.0%	37.1%	39.2%

(a)	Represents fees associated with public offerings of our common stock.

(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.

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

	Three Months Ended
	12/31/2022	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/21/2021
	(Dollars in thousands)
Net loss	$(2,918)	$(18,448)	$(20,586)	$(17,542)	$(9,265)	$(2,070)	$(7,476)	$(10,888)
Depreciation and amortization	10,131	8,558	7,880	7,986	7,979	7,746	7,654	7,089
Interest expense	1,148	1,817	1,672	571	650	677	654	901
Income tax expense	159	41	41	41	114	16	16	16
EBITDA	$8,520	$(8,032)	$(10,993)	$(8,944)	$(523)	$6,369	$849	$(2,882)
Loss on equity method investment	762	942	$717	1,310	881	$539	337	248
Loss on disposal of equipment	193	112	48	43	482	412	46	60
Non-cash share-based compensation	5,683	7,820	6,294	6,295	6,482	5,746	6,690	6,080
Equity offering expenses (a)	—	—	—	—	—	—	(125)	125
Enterprise Resource Planning (b)	3,613	1,937	1,990	1,018	256	273	247	603
COVID-19 expense (c)	—	—	—	—	—	119	681	958
Organization changes (d)	—	734	—	—	—	—	—	—
Adjusted EBITDA	$18,771	$3,513	$(1,944)	$(278)	$7,578	$13,458	$8,725	$5,192
Adjusted EBITDA as a % of Net Sales	11.3%	2.3%	-1.3%	-0.2%	6.5%	12.5%	8.0%	5.6%

(a)	Represents fees associated with public offerings of our common stock.

(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.

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

Prior to September 30, 2022, the Company presented for the following items as adjustments to its non-GAAP metrics. Those details are provided again here for your convenience and for consideration in making comparisons to prior periods:

	Three Months Ended
	12/31/2022	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
	(Dollars in thousands)
Plant start-up expense	$8,033	$8,015	$5,293	$4,748	$1,306	$588	$1,130	$1,843
Launch expense	1,438	1,542	504	632	819	562	1,018	731

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of pet food products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 25,281 retail stores as of December 31, 2022. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Gross Profit

Our gross profit is net of costs of goods sold, which include the costs of product manufacturing, product ingredients, packaging materials and inbound freight, as well as depreciation and amortization and non-cash share-based compensation.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $340.3 million as of December 31, 2022, of which, approximately $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2022, of approximately $164.9 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2022, we had approximately $259.4 million of state NOLs, which expire between 2023 and 2041, and had $14.3 million of foreign NOLs which do not expire. At December 31, 2022, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Twelve Months Ended December 31,
	2022		2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$595,344	100%	$425,489	100%	$318,790	100%
Cost of goods sold	409,311	69	263,343	62	185,880	58
Gross profit	186,033	31	162,146	38	132,910	42
Selling, general and administrative expenses	238,016	40	186,809	44	134,908	42
Loss from operations	(51,983)	(9)	(24,663)	(6)	(1,998)	(1)
Other income/(expenses), net	1,710	0	13	0	87	0
Interest expense	(5,208)	(1)	(2,882)	(1)	(1,212)	(0)
Loss before income taxes	(55,481)	(10)	(27,532)	(6)	(3,123)	(1)
Income tax expense	282	0	162	0	65	0
Loss on equity method investment	3,731	1	2,005	0	-	0
Net loss	$(59,494)	(10)%	$(29,699)	(7)%	$(3,188)	(1)%

Twelve Months Ended December 31, 2022 Compared To Twelve Months Ended December 31, 2021

Net Sales

The following table sets forth net sales by class of retail:

	Year Ended December 31,
	2022			2021
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery (including Online), Mass and Club (1)	$524,971	88%	19,670	$356,965	84%	18,139
Pet Specialty and Natural (2)	70,373	12%	5,611	68,524	16%	5,492
Net Sales (3)	$595,344	100%	25,281	$425,489	100%	23,631

(1)	Stores at December 31, 2022 and December 31, 2021 consisted of 13,847 and 12,723 grocery (including online) and 5,823 and 5,416 mass and club, respectively.

(2)	Stores at December 31, 2022 and December 31, 2021 consisted of 5,135 and 5,017 pet specialty and 476 and 475 natural, respectively.

(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $169.9 million, or 39.9%, to $595.3 million for the twelve months ended December 31, 2022 as compared to the prior year. The $169.9 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $168.0 million, with the remaining growth in Pet Specialty and Natural. The net sales increase was driven by overall velocity gains, higher pricing and an increase of Freshpet Fridges store locations and fridges, which grew by 7.0% from 23,631 as of December 31, 2021 to 25,281 as of December 31, 2022.

Gross Profit

Gross profit was $186.0 million, or 31.2% as a percentage of net sales, for the twelve months ended December 31, 2022, compared to $162.1 million, or 38.1% as a percentage of net sales, in the prior year. For the twelve months ended December 31, 2022, Adjusted Gross Profit was $214.1 million, or 36.0% as a percentage of net sales, compared to $184.6 million, or 43.4% as a percentage of net sales, in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to increased plant start-up cost, inflation of ingredient cost and labor, and quality issues, partially offset by increased pricing, leverage on depreciation cost and prior year COVID-19 expenses.

The decrease in adjusted gross profit as a percentage of net sales was primarily due to increased plant start-up cost, inflation of ingredient cost and labor, and quality issues, partially offset by increased pricing. See "—Non-GAAP Financial Measures" for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $238.0 million, for the twelve months ended December 31, 2022, compared to $186.8 million in the prior year. As a percentage of net sales, SG&A decreased to 40.0% for the twelve months ended December 31, 2022, compared to 43.9% in the prior year. The decrease of 390 basis points in SG&A as a percentage of net sales was mainly a result of increased selling, general and administrative expense leverage as the business scales.

Adjusted SG&A for the twelve months ended December 31, 2022, was $195.7 million, or 32.9% as a percentage of net sales, compared to $149.7 million, or 35.2% as a percentage of net sales, in the prior year. The decrease in Adjusted SG&A as a percentage of net sales was mainly a result of increased selling, general and administrative expense leverage as the business scales. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

Loss from operations increased by $27.3 million to a loss from operations of $52.0 million for the twelve months ended December 31, 2022 as compared to a loss from operations of $24.7 million in the prior year as a result of the factors discussed above.

Interest Expense

Interest expense relating to our Credit Facility increased $2.3 million to interest expense of $5.2 million for the twelve months ended December 31, 2022 as compared to an interest expense of $2.9 million for the prior year as a result of the Sixth Amendment and additional borrowings discussed in Note 6.

Loss on Equity Method Investment

Our loss on equity method investment for the twelve months ended December 31, 2022 was $3.7 million as compared to a loss on equity method investment of $2.0 million in the prior year from the Company's 19% interest in a privately held company, as discussed in Note 1.

Net Loss

Net loss increased $29.8 million to a net loss of $59.5 million for the twelve months ended December 31, 2022 as compared to a net loss of $29.7 million for the prior year due to increased SG&A, which includes increased media spend of $16.6 million and increased plant start-up cost of $21.2 million, partially offset by higher net sales and increased gross profit.

Adjusted EBITDA

Adjusted EBITDA was $20.1 million, or 3.4% as a percentage of net sales (also called Adjusted EBITDA Margin), for the twelve months ended December 31, 2022, compared to $35.0 million, or 8.2% as a percentage of net sales, in the prior year. The decrease in Adjusted EBITDA was a result of increased Adjusted SG&A expense (including $4.1 million of launch expense) partially offset by higher net sales and Adjusted Gross Profit (including $26.1 million of plant start-up expense). See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to EBITDA, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures, as well as for a discussion of certain changes we made to our methodology for calculating Adjusted EBITDA beginning with the period ending September 30, 2022; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in this report for factors that could cause our results to differ, in some cases materially.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation and COVID-19 expenses. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment, COVID-19 expenses, and organization changes designed to support long-term growth objectives. As of the fourth quarter of 2021, all remaining COVID-19 expenses are part of our operating performance. EBITDA represents net income (loss) plus interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, fees related to equity offerings of our common stock, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment, COVID-19 expenses, and organization changes designed to support long-term growth objectives. As part of the Company's focus on cash, we have recently changed how we report our non-GAAP financial measures. Beginning with the period ended September 30, 2022, the Company is no longer adding back launch expenses and plant start-up expense in its calculation of non-GAAP financial measures. This change is reflective of a renewed focus on cash, that will provide greater clarity on our path toward generating positive net income as the business scales further following the Company's planned capacity additions. The presentations of our non-GAAP financial measures for the prior year period has been recast to reflect these changes to enhance comparability between periods, as set forth above under "—Recent Developments".

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

Additionally, Adjusted EBITDA excludes non-cash share-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate the non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2022	2021	2020
	(Dollars in thousands)
Net loss	$(59,494)	$(29,699)	$(3,188)
Depreciation and amortization	34,555	30,468	21,125
Interest expense	5,208	2,882	1,211
Income tax expense	282	162	65
EBITDA	$(19,449)	$3,813	$19,213
Loss on equity method investment	$3,731	$2,005	$-
Loss on disposal of equipment	396	1,000	1,805
Non-cash share-based compensation	26,092	24,998	10,925
Equity offering expenses (a)	—	—	58
Enterprise Resource Planning (b)	8,558	1,379	1,682
COVID-19 expense (c)	—	1,758	3,854
Organization changes (d)	734	—	—
Adjusted EBITDA	$20,062	$34,953	$37,537
Adjusted EBITDA as a % of Net Sales	3.4%	8.2%	11.8%

(a)	Represents fees associated with public offerings of our common stock.

(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system

(c)	Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigating potential supply chain disruptions during the pandemic.

(d)	Represents transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2022	2021	2020
	(Dollars in thousands)
Gross Profit	$186,033	$162,146	$132,910
Depreciation expense	20,774	16,545	9,576
Non-cash share-based compensation	7,293	4,152	2,132
COVID-19 expense (a)	—	1,753	3,497
Adjusted Gross Profit	$214,100	$184,596	$148,115
Adjusted Gross Profit as a % of Net Sales	36.0%	43.4%	46.5%

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

The following table provides a reconciliation of Adjusted SG&A expenses to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2022	2021	2020
	(Dollars in thousands)
SG&A expenses	$238,016	$186,809	$134,908
Depreciation and amortization expense	13,781	13,923	11,549
Non-cash share-based compensation	18,799	20,846	8,793
Loss on disposal of equipment	396	1,000	1,805
Equity offering expenses (a)	—	—	58
Enterprise Resource Planning (b)	8,558	1,379	1,682
COVID-19 expense (c)	—	5	357
Organization changes (d)	734	—	—
Adjusted SG&A Expenses	$195,748	$149,656	$110,664
Adjusted SG&A Expenses as a % of Net Sales	32.9%	35.2%	34.7%

(a)	Represents fees associated with public offerings of our common stock.

(b)	Represents implementation and other costs associated with the implementation of an ERP system.

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

Liquidity and Capital Resources

We expect to make future capital expenditures in connection with the completion of our planned development and of Freshpet Kitchens Ennis Phase 1, Ennis Phase 2, Ennis Chicken Processing and Freshpet Kitchens South. During fiscal year 2022, we spent approximately $230.1 million of capital to meet our capacity needs as well as recurring capital expenditures. In fiscal year 2023, we expect to spend approximately $240.0 million. To meet our capital needs, we expect to rely on our current and future cash flow from operations, our available borrowing capacity, and access to the capital markets, if appropriate. There is a possibility that the Company will not be in compliance with the debt covenants during certain quarters in 2023, in which it would either have to obtain a waiver from the borrower or renegotiate the debt. If not in compliance all outstanding debt within the Credit Facility would be due and the borrower has the option to provide a waiver or terminate the Credit Facility. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements, which we cannot provide assurance we will be able to do.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, planned borrowing capacity and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors, including but not limited to increasing inflation and interest rates, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

On April 29, 2022, the Company entered into the First Amendment to the Sixth Amendment, which amendment, among other things, (i) made amendments to allow for the Company's projected Capital Expenditures (as defined in the Amended Credit Agreement) without either triggering mandatory prepayment obligations or violating the Capital Expenditure covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans with a term Secured Overnight Financing Rate (or "Term SOFR", as defined in the Amended Credit Agreement). See Note 6 for additional details.

The following table sets forth, for the periods indicated, our working capital:

	December 31,	December 31,
	2022	2021
	(Dollars in thousands)
Cash and cash equivalents	$132,735	$72,788
Accounts receivable, net of allowance for doubtful accounts	57,572	34,780
Inventories, net	58,290	35,574
Prepaid expenses	9,778	5,834
Other current assets	3,590	1,349
Accounts payable	(55,088)	(42,612)
Accrued expenses	(33,016)	(14,950)
Current operating lease liabilities	(1,510)	(1,384)
Total Working Capital	$172,351	$91,379

Working capital consists of current assets net of current liabilities. Working capital increased $81.0 million to $172.4 million at December 31, 2022 compared with working capital of $91.4 million at December 31, 2021. The increase was primarily a result of an increase of $59.9 million in cash and cash equivalents as a result of our April 2022 primary offering as we fund our capital expansion plan, an increase in accounts receivable of $22.8 million due to increased sales, an increase in inventory of $22.7 million, and an increase in prepaid expenses of $3.9 million. The increase was partially offset by an increase in accounts payable of $12.5 million as a result of timing and capital expenditures of approximately $38.0 million related to our capital expansion plan, and an increase in accrued expenses of $18.1 million as a result of timing and capital expenditures of approximately $6.2 million related to our capital expansion plan.

We normally carry three to four weeks of finished goods inventory. As of December 31, 2022, the average duration of our accounts receivable is approximately 32 days.

For the year ended December 31, 2022 our capital resources consisted primarily of $132.7 million of cash and cash equivalents on hand, $270.0 million available under our $350.0 million credit facilities, subject to debt covenants. Our credit facilities reflect $2.0 million reserved for two letters of credit and the remaining availability after 2022 borrowing activity of $78.0 million under the Delayed Draw Facility.

For the year ended December 31, 2021, our capital resources consisted primarily of $72.8 million cash on hand, $348.0 million available under our $350.0 million credit facilities, subject to debt covenants. Our credit facilities reflect $2.0 million reserved for two letters of credit.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, cash flow from operations and available funds under our Credit Facility.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities and our ending balance of cash.

	Year Ended
	December 31,
	2022	2021
	(Dollars in thousands)
Cash at the beginning of period	$72,788	$67,247
Net cash (used in) provided by operating activities	(43,227)	647
Net cash used in investing activities	(233,364)	(322,099)
Net cash provided by financing activities	336,538	326,993
Cash at the end of period	$132,735	$72,788

Net Cash (Used In) Provided by Operating Activities

Cash (used in) provided by operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, change in operating lease right of use asset, loss on equity method investment, and share-based compensation).

2022

Net cash used in operating activities of $43.2 million in 2022 was primarily attributed to:

●

$10.9 million of net income adjusted for reconciling non-cash items, which excludes $70.4 million of non-cash items primarily related to $34.6 million in depreciation and amortization, $26.1 million in share-based compensation, $3.7 million of investments in equity method investment, $3.5 million in inventory obsolescence, $1.4 million of change in operating lease right of use asset, $0.8 million of amortization of deferred financing costs and $0.4 million in loss on disposal of equipment.

This was offset by:

●	$54.1 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventory, accounts payable, other assets, other lease liabilities and prepaid expenses, offset by change in accrued expenses.

2021

Net cash provided by operating activities of $0.6 million in 2021 was primarily attributed to:

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

This was offset by:

●

$30.6 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventory, other assets, prepaid expenses, other lease liabilities and accrued expenses, offset by change in accounts payable.

Net Cash Used in Investing Activities

2022

Net cash used in investing activities of $233.4 million in 2022 was primarily attributed to:

●	$28.4 million in capital expenditures related to Freshpet Kitchens South expansion.
●	$165.1 million in capital expenditures related to Freshpet Kitchens Ennis expansion.
●	$27.4 million in in capital expenditures related to investment in fridges and other capital spend.
●	$9.2 million in plant recurring capital expenditures.
●	$19.8 million purchase of short-term investments.
●	$3.3 million investment in equity method investment.

This was offset by:

●	$19.8 million of proceeds from maturities of short-term investments.

2021

Net cash used in investing activities of $322.1 million in 2021 was primarily attributed to:

●	$3.0 million in capital expenditures related to Freshpet Kitchens Bethlehem expansion.
●	$73.8 million in capital expenditures related to Freshpet Kitchens South expansion.
●	$208.2 million in capital expenditures related to Freshpet Kitchens Ennis expansion.
●	$16.8 million in plant recurring capital expenditures.
●	$20.3 million in capital expenditures relating to investment in fridges and other capital spend.

Net Cash Provided by Financing Activities

2022

Net cash provided by financing activities of $336.5 million in 2022 was primarily attributed to:

●	$337.5 million of proceeds from common shares issued in a primary offering, net of issuance cost.
●	$78.0 million of proceeds from borrowings under Credit Facility.
●	$0.5 million of proceeds from the exercise of stock options.

This was partially offset by:

●	$78.0 million for repayment of borrowings under Credit Facility
●	$1.4 million for tax withholdings related to net share settlements of restricted stock units.

2021

Net cash provided by financing activities of $327.0 million in 2021 was primarily attributed to:

●	$332.2 million of proceeds from common shares issued in a primary offering, net of issuance cost.
●	$2.3 million of proceeds from the exercise of stock options.

This was partially offset by:

●	$4.2 million for tax withholdings related to net share settlements of restricted stock units.
●	$3.3 million for debt issuance cost related to the new credit facilities.

Indebtedness

For a discussion of our material indebtedness, see Note 6 to our Consolidated Financial Statements included in this report.

Critical Accounting Estimates and Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates and policies are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting estimates and policies are described in the notes to our financial statements appearing in this report, we believe that the following critical accounting estimates and policies are most important to understanding and evaluating our reported financial results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses during the reporting period.

We believe that the accounting estimates policies discussed below are critical to understanding our historical and future performance, as these policies related to the more significant areas involving management’s judgments and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results, as determined at a later date, could differ from those estimates. To the extent that there are differences between our estimate and the actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have a Net Sales and/or Adjusted EBITDA target from FY 2023 through FY 2025. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the probability assessment is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) to our audited consolidated financial statements included in this report.

Segment

We have determined we operate in one segment: the manufacturing, marketing and distribution of pet food and pet treats for dogs and cats.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding indebtedness under our credit facilities, which bears interest at variable rates. As of December 31, 2022, we did not have any outstanding borrowings under our credit facilities.

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

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. The impact of inflation on food, labor and energy costs can significantly affect the profitability of our Company as it has in 2022.

While generally we have been able to offset inflation and other changes in the costs of key operating resources through price increases, productivity improvements and greater economies of scale, our price increases are not always done immediately causing us to temporarily absorb increased cost. Further, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility. In addition, macroeconomic conditions could make additional price increases imprudent. There can be no assurance that all future cost increases can be offset by increased prices or that increased prices will be fully absorbed without any resulting changes in their purchasing patterns.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the twelve months ended December 31, 2022 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of December 31, 2022, there were no forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESHPET, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Freshpet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Assessment of the probability of achieving the vesting performance criteria of share-based awards

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognizes share-based compensation based on the value of the number of share-based payment awards that are ultimately expected to vest during the period. Share-based awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have 1) an annual revenue target or 2) an adjusted earnings before interest, taxes, depreciation and amortization target within fiscal years 2023 through 2025. At each reporting period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. When achievement of the vesting criteria is considered probable, compensation cost is recognized. As of December 31, 2022, there were 311,000 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $22.8 million.

We identified the assessment of the probability of achieving the vesting performance criteria of share-based awards as a critical audit matter. Evaluating the assumptions relating to the Company's determination of the probability that the performance criteria will be achieved for the share-based awards involved subjective auditor judgment. In particular, judgment was required to assess the probability of meeting the Company's future performance targets, including forecasted revenue.

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

Short Hills, New Jersey
February 28, 2023

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,735	$72,788
Accounts receivable, net of allowance for doubtful accounts	57,572	34,780
Inventories, net	58,290	35,574
Prepaid expenses	9,778	5,834
Other current assets	3,590	1,349
Total Current Assets	261,965	150,325
Property, plant and equipment, net	800,586	583,922
Deposits on equipment	3,823	4,100
Operating lease right of use assets	5,165	6,537
Equity method investment	25,418	25,856
Other assets	28,426	13,670
Total Assets	$1,125,383	$784,410
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,088	$42,612
Accrued expenses	33,016	14,950
Current operating lease liabilities	1,510	1,384
Total Current Liabilities	$89,614	$58,946
Long term operating lease liabilities	4,200	5,710
Total Liabilities	$93,814	$64,656
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,051 issued and 48,037 outstanding on December 31, 2022, and 43,449 issued and 43,435 outstanding on December 31, 2021	48	43
Additional paid-in capital	1,325,524	955,710
Accumulated deficit	(295,117)	(235,623)
Accumulated other comprehensive income (loss)	1,370	(120)
Treasury stock, at cost — 14 shares on December 31, 2022 and on December 31, 2021	(256)	(256)
Total Stockholders' Equity	1,031,569	719,754
Total Liabilities and Stockholders' Equity	$1,125,383	$784,410

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2022	2021	2020
NET SALES	$595,344	$425,489	$318,790
COST OF GOODS SOLD	409,311	263,343	185,880
GROSS PROFIT	186,033	162,146	132,910
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	238,016	186,809	134,908
LOSS FROM OPERATIONS	(51,983)	(24,663)	(1,998)
OTHER INCOME/(EXPENSES):
Other Income/(Expenses), net	1,710	13	87
Interest Expense	(5,208)	(2,882)	(1,212)
	(3,498)	(2,869)	(1,125)
LOSS BEFORE INCOME TAXES	(55,481)	(27,532)	(3,123)
INCOME TAX EXPENSE	282	162	65
LOSS ON EQUITY METHOD INVESTMENT	3,731	2,005	—
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(59,494)	$(29,699)	$(3,188)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$1,490	$(40)	$(1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,490	(40)	(1)
TOTAL COMPREHENSIVE LOSS	$(58,004)	$(29,740)	$(3,189)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(1.29)	$(0.69)	$(0.08)
-DILUTED	$(1.29)	$(0.69)	$(0.08)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	46,191	42,931	39,758
-DILUTED	46,191	42,931	39,758

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2019	36,162	$36	$334,299	$(202,735)	$(79)	14	$(256)	$131,265
Exercise of options to purchase common stock	479	—	5,441	—	—	—	—	5,441
Vesting of restricted stock units	91	—	(2,568)	—	—	—	—	(2,568)
Share-based compensation expense	—	—	11,157	—	—	—	—	11,157
Shares issued in primary offering	4,000	4	252,058	—	—	—	—	252,062
Foreign Currency Translation	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	(3,188)	—	—	—	(3,188)
BALANCES, December 31, 2020	40,732	$40	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	224	—	2,271	—	—	—	—	2,271
Vesting of restricted stock units	78	—	(4,187)	—	—	—	—	(4,187)
Share-based compensation expense	—	—	25,068	—	—	—	—	25,068
Shares issued in primary offering, net of issuance costs	2,415	2	332,170	—	—	—	—	332,172
Foreign Currency Translation	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	(29,699)	—	—	—	(29,699)
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	45	—	471	—	—	—	—	471
Vesting of restricted stock units	43	1	(1,441)	—	—	—	—	(1,440)
Share-based compensation expense	—	—	23,505	—	—	—	—	23,505
Issuance and exercise of partner warrants	194	—	9,775	—	—	—	—	9,775
Shares issued in primary offering, net of issuance costs	4,320	4	337,504	—	—	—	—	337,508
Foreign currency translation	—	—	—	—	1,490	—	—	1,490
Net loss	—	—	—	(59,494)	—	—	—	(59,494)
BALANCES, December 31, 2022	48,051	48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,494)	$(29,699)	$(3,188)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Provision for (gains) loss on accounts receivable	(20)	29	(23)
Loss on disposal of equipment	396	538	1,805
Share-based compensation	26,092	24,998	10,925
Inventory obsolescence	3,455	349	232
Depreciation and amortization	34,555	30,468	21,125
Amortization of deferred financing costs and loan discount	795	1,212	834
Change in operating lease right of use asset	1,372	1,329	1,289
Loss on equity method investment	3,731	2,005	—
Changes in operating assets and liabilities:
Accounts receivable	(32,993)	(16,371)	166
Inventories	(26,171)	(16,804)	(6,808)
Prepaid expenses and other current assets	(435)	(2,891)	9,437
Other assets	(3,141)	(7,899)	(719)
Accounts payable	(3,063)	14,958	(5,922)
Accrued expenses	13,078	(273)	(6,762)
Other lease liabilities	(1,384)	(1,302)	(1,198)
Net cash flows (used in) provided by operating activities	(43,227)	647	21,193
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(19,840)	—	(20,000)
Proceeds from maturities of short-term investments	19,840	—	20,000
Investments in equity method investment	(3,293)	—	(27,894)
Acquisitions of property, plant and equipment, software and deposits on equipment	(230,071)	(322,099)	(134,568)
Net cash flows used in investing activities	(233,364)	(322,099)	(162,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	337,508	332,172	252,062
Proceeds from exercise of options to purchase common stock	471	2,271	5,441
Tax withholdings related to net shares settlements of restricted stock units	(1,441)	(4,187)	(2,568)
Proceeds from borrowings under Credit Facility	78,000	—	20,933
Repayment of borrowings under Credit Facility	(78,000)	—	(76,000)
Fees paid in connection with financing agreements	—	(3,263)	(824)
Net cash flows provided by financing activities	336,538	326,993	199,044
NET CHANGE IN CASH AND CASH EQUIVALENTS	59,947	5,541	57,775
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,788	67,247	9,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,735	$72,788	$67,247
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$297	$182	$88
Interest paid	$3,152	$1,730	$1,061
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$44,258	$22,482	$11,281
Issuance of partner warrants	$9,775	—	—

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). All amounts included in the consolidated financial statements have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

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

Variable interest entities – In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis incudes both quantitative and qualitative reviews to determine if we must consolidate a variable interest entity as its primary beneficiary.

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

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. The Company provides for depreciation on the straight-line method by charges to income at rates based upon estimated recovery periods of 7 years for furniture and office equipment, 5 years for automotive equipment, 9 years for refrigeration equipment, 5 to 10 years for machinery and equipment, 2 years for plates & dies and 15 to 39 years for building and improvements. Capitalized cost includes the costs incurred to bring the property, plant and equipment to the condition and location necessary for its intended use, which includes any necessary delivery, electrical and installation cost for equipment. Maintenance and repairs that do not extend the useful life of the assets over two years are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives on the straight-line method.

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

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2022 and 2021, the Company determined that full valuation of its net deferred tax assets and liabilities is appropriate.

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

Implementation Costs of Cloud Computing Arrangement – As of December 31, 2022 and 2021, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $9,444 and $7,380, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

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

As of December 31, 2022, the Company only maintained Level 1 assets and liabilities.

Debt Issuance Cost – During the first quarter of 2021, as part of the Sixth Amended and Restated Loan and Security Agreement, dated February 19, 2021 (as amended, the Sixth Amendment), the Company incurred an additional $3,263 of fees associated with the debt modification, of which $2,797 of the fees were related to the Delayed Draw Term Loan (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company also wrote down $485 of fees incurred from the prior credit facilities. The Company's policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets.

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

There were no contract assets as of December 31, 2022 and 2021.

Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Twelve Months Ended
	December 31,
	2022	2021	2020
Grocery (including Online), Mass and Club	$524,971	$356,965	$272,008
Pet Specialty and Natural	70,373	68,524	46,782
Net Sales (a)	$595,344	$425,489	$318,790

(a) Online sales associated with each class of retailer are included within their respective total.

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $71,720, $53,687 and $38,483, in 2022, 2021 and 2020, respectively. As of December 31, 2022, 2021 and 2020 we had $553, $1,173 and $128, respectively of production cost in prepaid expense, representing advertising that had yet to take place.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $63,891, $47,713, and $27,167 in 2022, 2021 and 2020, respectively.

Recently Adopted Standards

The Company did not adopt any new Accounting Standard Updates during 2022.

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB).

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 – Inventories:

Inventories are summarized as follows:

	December 31,	December 31,
	2022	2021
Raw Materials and Work in Process	$20,608	$13,339
Packaging Components Material	6,186	2,823
Finished Goods	31,639	19,704
	58,433	35,866
Reserve for Obsolete Inventory	(143)	(292)
Inventories, net	$58,290	$35,574

Note 3 – Property, Plant and Equipment:

Property, plant and equipment are summarized as follows:

	December 31,	December 31,
	2022	2021
Refrigeration Equipment	$137,875	$122,063
Machinery and Equipment	199,504	140,471
Building, Land, and Improvements	458,800	150,927
Furniture and Office Equipment	14,040	8,844
Leasehold Improvements	1,319	1,319
Construction in Progress	134,338	273,880
	945,877	697,504
Less: Accumulated Depreciation	(145,291)	(113,582)
Property, Plant and Equipment, net	$800,586	$583,922

Depreciation expense related to property, plant and equipment totaled $34,332, $29,467, and $20,805 in 2022, 2021 and 2020, respectively; of which $20,774, $16,545, and $9,576 was recorded in cost of goods sold for 2022, 2021 and 2020, respectively, with the remainder of depreciation expense being recorded to selling, general and administrative expense.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 4 – Income Taxes

A summary of income taxes as follows:

	Year Ended December 31,
	2022	2021	2020
Federal	$—	$—	$—
State	282	162	65
International	—	—	—
	$282	$162	$65

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	3.6%	7.4%	39.2%
Permanent items	3.7%	30.6%	284.4%
Other	(0.7%)	(0.2%)	5.6%
State rate change	0.5%	(0.5%)	0.2%
Valuation allowance	(28.6%)	(58.8%)	(352.5%)
Effective tax rate	(0.5%)	(0.5%)	(2.1%)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2022, 2021 and 2020.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2022	2021	2020
Net operating loss	$85,214	$73,436	$60,268
Stock option expense	18,709	12,169	6,454
Property and equipment	(20,753)	(14,957)	(11,941)
Other	5,920	2,845	1,194
Less: Valuation allowance	(89,090)	(73,493)	(55,975)
Net deferred income tax assets	$-	$-	$-

At December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of $340.3 million, of which $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2022 of $164.9 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. At December 31, 2022, the Company had $259.4 million of State NOLs which expire between 2023 and 2041, and had $14.3 million of foreign NOLs which do not expire.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2021, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2022, 2021 and 2020.

The Company considered the impact of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m); however, to the extent an adjustment to the deferred tax asset is required the impact will be offset by a corresponding adjustment to the valuation allowance.

Note 5 – Accrued Expenses:

Accrued expenses are summarized as follows:

	2022	2021
Accrued Compensation and Employee Related Costs	$8,559	$6,934
Accrued Construction Costs	4,235	—
Accrued Chiller Cost	4,106	2,050
Accrued Customer Consideration	656	828
Accrued Freight	2,705	1,547
Accrued Production Expenses	3,755	1,862
Accrued Corporate and Marketing Expenses	3,794	1,081
Accrued Interest	922	—
Other Accrued Expenses	4,284	648
Accrued Expenses	$33,016	$14,950

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

During 2022, the Company borrowed and repaid $78,000 under the Delayed Draw Facility. Any prepayments of the Delayed Draw Facility under the agreement may not be reborrowed. As of September 30, 2022, the Company was not in compliance with the total funded debt ratio and the fixed charge coverage ratio financial covenants associated with the Credit Facility. The lenders under the Credit Facility consented to such covenants not being tested as of September 30, 2022. At the time such consent was granted, the Company repaid in full the $75,214 outstanding amount under the Delayed Draw Facility. As of December 31, 2022, the Company was in compliance with the total funded debt ratio and the fixed charge coverage ratio financial covenants associated with the Credit Facility, though the Company cannot provide assurance that it will remain in compliance with such covenants. If not in compliance all outstanding debt within the Credit Facility would be due and the borrower has the option to provide a waiver or terminate the Credit Facility.

As of December 31, 2022, the Company had no debt outstanding under the Credit Facility. The Credit Facility includes a quarterly commitment fee on any unused amounts at a per annum rate between 0.30% to 0.50% depending on the aggregate principal outstanding.

In connection with entering into the Sixth Amendment, the Company incurred $3,166 of debt issuance cost, which are capitalized on the balance sheet and amortized over the life of the facility, and wrote off $485 of fees incurred from the prior credit facilities.

As of December 31, 2022 and 2021, there was a total of $2,478 and $3,272 of debt issuance cost from the Credit Facility as well as fees incurred from the prior credit facilities applied to the Credit Facility under ASC 835-30 along with ASU 2015-03. As of December 31, 2022 and 2021 there was $1,685 and $2,478, respectively, of debt issuance costs recorded in other assets, and $793 and $793, respectively, recorded in other current assets.

On April 29, 2022, the Company entered into the First Amendment to the Sixth Amendment, which amendment, among other things, (i) made amendments to allow for the Company's projected capital expenditures without either triggering mandatory prepayment obligations or violating the covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate ("Term SOFR").

Interest expense and fees totaled $5,208, $2,882 and $1,212 in 2022, 2021 and 2020, respectively. There was $904 of accrued interest on the credit facilities as of December 31, 2022, no accrued interest on the credit facilities as of December 31, 2021, and $135 of accrued interest on the credit facilities as of December 31, 2020.

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term	3.61	4.51
Weighted-average discount rate	6.2%	6.2%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Costs related to lease obligations for 2022 and 2021 were as follows:

	For the Twelve Months Ended December 31,
	2022	2021
Operating lease cost	$1,752	$1,779

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	For the Twelve Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,764	$1,753

As of December 31, 2022, future minimum payments due under lease obligations for five years were as follows:

Operating Lease Obligations	As of December 31, 2022
2023	$1,802
2024	1,511
2025	1,210
2026	1,239
2027 and beyond	337
Total lease payments	$6,099
Less: Imputed interest	(389)
Present value of lease liabilities	$5,710

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

As of December 31, 2022, future minimum payments due under manufacturing and service obligations for five years were as follows:

Manufacturing and Servicing Obligations	December 31, 2022
2023	$3,288
2024	4,783
2025 and beyond	712
Total Manufacturing and Servicing Obligations	$8,783

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

On November 14, 2022, the discovery deadline was extended until March 31, 2023.

As of December 31, 2022, due to the claims and counterclaims between the parties, the Company reclassified the amounts due from Phillips of $8,971 to other noncurrent assets.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 8 – Warrants:

In connection with an agreement to operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194 thousand shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of December 31, 2022 there were $5,750 of warrants in prepaid expense and $1,438 of warrants in other assets.

During 2022, 194 thousand warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.

Warrants Assumptions

Fair value of the warrants at September 30, 2022 was based on the Black Scholes Option Pricing Model, which is based, in part, upon level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

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

A summary of warrants assumptions as of December 31, 2022 was as follows:

As of September 30,
2022
Exercise price of warrants granted	$0.01
Expected volatility	52.5%
Expected terms in years	0.0
Risk-free interest rate	3.9%
Expected dividend yield	0.0%

Total amortization associated with partner warrants during 2022 was $2,587.

Note 9 – Equity Incentive Plans and Equity:

Total compensation cost for share-based payments recognized in 2022, 2021 and 2020 was approximately $23,505, $24,998 and $10,925, respectively. Cost of goods sold in 2022, 2021 and 2020 included share-based compensation of approximately $4,706, $4,152 and $2,132, respectively. Selling, general, and administrative expense in 2022, 2021 and 2020 included share-based compensation of approximately $18,799, $20,846 and $8,793, respectively. Capital expenditures recorded for the Freshpet Kitchens expansion project included no share-based compensation during 2022 and approximately $71 and $232 during 2021 and 2020, respectively.

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

The Company maintains the approved 2014 Omnibus Incentive Plan under which shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of December 31, 2022, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

NASDAQ Marketplace Rules Inducement Award—During 2016, 500,000 service period stock options and 500,000 performance-based stock options were granted to the Company’s CEO as an inducement under the NASDAQ Marketplace Rules.

During 2020, as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan, 15,000 service period stock options were granted to the Executive Vice President of Finance who later served as the Company's Chief Financial Officer until September 2022. Upon her departure 5,000 of the service period stock awards were forfeited.

During 2022, as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan, 40,120 service period stock options and 22,381 restricted stock units were granted to the Company's CFO.

Under the terms of the applicable agreement, each grant is governed as if issued under the 2014 Omnibus Plan. The awards granted are time-based (cliff vest over four years or three years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2022 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,287	$50.37
Granted	40	67.02
Exercised	(9)	76.07
Forfeited	(27)	62.08
Outstanding at December 31, 2022	1,291	$51.63	5.41	$33,958
Exercisable at December 31, 2022	1,040	$32.61	4.69	$33,958

As of December 31, 2022, there was $14,411 of total unrecognized compensation costs related to non-vested service period options, of which $5,321 will be incurred in 2023, $8,470 will be incurred in 2024 and the remaining $620 will be incurred in 2025.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual Net Sales or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans in 2022 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,067	$74.71
Granted	-	-
Exercised	(35)	84.45
Forfeited	(107)	73.80
Outstanding at December 31, 2022	1,925	$75.50	6.00	$36,989
Exercisable at December 31, 2022	1,107	$19.53	4.69	$36,989

As of December 31, 2022, there was approximately $19,779 of total unrecognized compensation costs related to performance-based awards for which the achievement of the vesting criteria is considered probable, of which $9,926 will be incurred in 2023 and the remaining $9,853 will be incurred in 2024.

As of December 31, 2022, there were 311 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $22,775.

Service Period Restricted Stock Units—The following table includes activity related to outstanding restricted stock units in 2022.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2021	103	$96.18
Granted	230	67.99
Exercised/Vested	(47)	112.57
Forfeited	(8)	105.62
Outstanding at December 31, 2022	278	$74.52

As of December 31, 2022, there was approximately $13,108 of total unrecognized compensation costs related to restricted stock units, of which $6,537 will be incurred in 2023, $4,276 will be incurred in 2024, $2,295 will be incurred in 2025, and $1,328 will be incurred in 2026.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Performance Based Restricted Stock Units—The following table includes activity related to outstanding restricted stock units in 2022.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2021	22	$111.65
Granted	158	57.52
Forfeited	(4)	113.33
Outstanding at December 31, 2022	176	$63.01

As of December 31, 2022, there was approximately $9,459 of total unrecognized compensation costs related to performance-based restricted stock units for which the achievement of the vesting criteria is considered probable, of which $3,456 will be incurred in 2023, $3,402 will be incurred in 2024 and the remaining $2,600 will be incurred in 2025.

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during in 2022, 2021 and 2020 were $37.39, $74.90 and $68.93 per share, respectively.

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

	Year Ended December 31,
	2022	2021	2020
Weighted average exercise price of options granted	$ 67.02	$ 155.00	$ 135.55
Expected volatility	52.5%	50.4%	46.9% - 51.5%
Average expected terms in years	6.5	6.1	5.8 - 7
Risk-free interest rate	3.8%	1.1%	0.3% - 1.69%
Expected dividend yield	0.0%	0.0%	0.0%

Note 10 – Earnings Per Share Attributable to Common Stockholder:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in 2022, 2021 and 2020.

In 2022, 2021 and 2020, there were no reconciling items between Net Loss/Income and Net Loss attributable to common stockholders.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Service Period Stock Options	1,291	1,291	1,356
Restricted Stock Units	275	173	190
Performance Stock Options	1,107	972	1,009
Total	2,673	2,437	2,555

Note 11 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $2,297 in 2022, $1,829 in 2021 and $1,416 in 2020.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 12 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—In 2022, 2021 and 2020, net sales to one of our distributors accounted for 8%, 16% and 18% of our net sales, respectively. In 2022, one customer accounted for more than 10% of our net sales, while in 2021 and 2020, no customers accounted for 10% of our net sales. As of December 31, 2022, two distributors and two customers accounted for 15%, 6%, 26% and 11% respectively, of our accounts receivable. As of December 31, 2021, two distributors and two customers accounted for 20%, 10%, 14% and 13%, respectively, of our account receivable.

Major Suppliers—The Company purchased approximately 33% of its raw materials from one vendor during 2022, approximately 21% of its raw materials from one vendor during 2021, and approximately 23% of its raw materials from one vendor during 2020.

The Company purchased approximately 91% of its packaging material from five vendors during 2022, 84% of its packaging material from five vendors during 2021, and approximately 88% of its packaging material from five vendors during 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013).  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We transitioned to a new enterprise resource planning (ERP) system during the first quarter of 2022. Implementation, integration and transition efforts continued thereafter and remain ongoing. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor ID: 185.

The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)     Financial Statements – See Index to the Consolidated Financial Statements appearing on page 47.

(2)     Financial Statement Schedules – None.

(3)     Exhibits – The exhibits listed on the accompanying Exhibit Index are furnished, filed or incorporated by reference as part of this report.

ITEM 16. FORM 10–K SUMMARY

None.

EXHIBIT INDEX

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

10.11*+	Summary of Non-Employee Director Compensation Arrangements
10.12+	Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)
10.13+	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.14+	Offer Letter Agreement, dated as of December 16, 2019, by and between Freshpet, Inc. and Heather Pomerantz (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2021)
10.15+	Separation Agreement and General Release of Claims, dated October 13, 2022, by and among the Company and Heather Pomerantz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)
10.16	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 29, 2022, by and among the Company and City National Bank, as the arranger and administrative agent, and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2022)
10.17+	Employment Agreement, dated October 27, 2022, by and among the Company and Todd Cunfer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2022)
10.18+	Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise (incorporated by reference to Exhibit 10.18 to the Company’s 10-K, Amendment No. 1, filed on April 30, 2019)
10.19+	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

Exhibit No.	Description
10.20+	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and William B. Cyr, dated September 6, 2016 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.21+	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and Heather Pomerantz, dated January 12, 2020 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.22	Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith. **Furnished herewith. + Indicates a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023.

FRESHPET, INC.

By: /s/ Todd Cunfer
Name: Todd Cunfer
Title: Chief Financial Officer

*  *  *  *

Power of Attorney

Each person whose signature appears below constitutes and appoints Todd Cunfer as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2023.

Signature	Title

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Todd Cunfer Todd Cunfer	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Charles A. Norris Charles A. Norris	Director

/s/ J. David Basto J. David Basto	Director

/s/ Daryl G. Brewster Daryl G. Brewster	Director

/s/ Lawrence S. Coben Lawrence S. Coben	Director

/s/ Walter N. George III Walter N. George III	Director

Signature	Title

/s/ Craig D. Steeneck Craig D. Steeneck	Director

/s/ Leta D. Priest Leta D. Priest	Director
Director
/s/ Jacki S. Kelley Jacki S. Kelley

/s/ Olu Beck Olu Beck	Director