Form 10-K/A
period 2022-12-31
Freshpet, Inc.
filed 2023-05-01
CIK 1611647

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was approximately $2.4 billion.

The number of shares of Registrant’s Common Stock outstanding as of April 24, 2023 was 48,111,646.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2022 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2022 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2022 10-K and the exhibit index set forth in Part IV of the 2022 10-K and includes certain exhibits as noted thereon. The cover page of the 2022 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2022 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2022 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2022 10-K. Accordingly, this Amendment should be read in conjunction with our 2022 10-K and with our filings with the SEC subsequent to the filing of our 2022 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2022 10-K.

Freshpet, Inc.
Amendment No. 1 on Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 24, 2023), position and background (which includes a description of the relevant business experience of each of our executive officers and directors:

Name	Age	Position(s)
Charles A. Norris	76	Chairman of the Board of Directors and Director
William B. Cyr	60	Director and Chief Executive Officer
J. David Basto	50	Director
Olu Beck	56	Director
Daryl G. Brewster	66	Director
Lawrence S. Coben	64	Director
Walter N. George III	66	Director
Jacki S. Kelley	56	Director
Leta D. Priest	63	Director
Craig D. Steeneck	65	Director
Scott Morris	54	President and Chief Operating Officer
Todd Cunfer	58	Chief Financial Officer
Stephen Macchiaverna	65	Executive Vice President, Secretary and Treasurer
Cathal Walsh	51	Senior Vice President, Managing Director of Europe
Thembeka “Thembi” Machaba	45	Senior Vice President, Human Resources
Ivan Garcia	38	Vice President, Controller

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

Director and CEO—William B. Cyr has been a member of our Board of Directors and our Chief Executive Officer since September 2016. Before assuming his role at Freshpet, Mr. Cyr served as President and Chief Executive Officer of Sunny Delight Beverages Co. (“SDBC”) from August 2004 to February 2016. Prior to joining SDBC, Mr. Cyr spent 19 years at Procter & Gamble, where he ultimately served as the Vice President and General Manager of the North American Juice Business and Global Nutritional Beverages. Mr. Cyr serves as a Board and Executive Committee Member of the Consumer Brands Association, a position he has held since 2002. Additionally, during his time as President and Chief Executive Officer of SDBC, Mr. Cyr was a member of the Board of Directors of American Beverage Association from 2007 until 2016 and on the Executive Committee from 2012 to 2016. Mr. Cyr holds an A.B. from Princeton University. Mr. Cyr provides the Board of Directors with knowledge of the daily affairs of the Company, expertise in the consumer products industry (including pet products and refrigerated foods), extensive experience in corporate leadership and high growth businesses, including mergers and acquisitions.

Director—J. David Basto has been a member of our Board of Directors since December 2010. Mr. Basto is a Partner and a Managing Director of The Carlyle Group, a diversified global investment firm, which he joined in 2015. Prior to joining The Carlyle Group, Mr. Basto was Founding Partner and Managing Director of Broad Sky Partners, from its formation in 2013 to 2015. Prior to co-founding Broad Sky Partners, Mr. Basto worked for MidOcean Partners from its inception in 2003 through 2013, most recently as Managing Director and co-head of MidOcean Partner’s consumer sector investing team. Prior to MidOcean Partners, Mr. Basto worked for DB Capital Partners and its predecessor BT Capital Partners from 1998 through 2003. Previously, Mr. Basto held positions with Juno Partners and Tucker Anthony Inc. Mr. Basto provides the Board of Directors with extensive core business and leadership skill as well as expertise in analyzing financial issues and insights into the consumer sector.

Director—Olu Beck has been a member of our Board of Directors since October 2019. Since January 2013, Ms. Beck has been the Founder and Chief Executive Officer of The Beck Group NJ, a boutique strategic and management consulting firm. Ms. Beck also served as Chief Executive Officer and a member of the board of directors of Wholesome Sweeteners, Inc., a maker of consumer-packaged natural and organic sweeteners and snacks, from 2016 to 2018. Prior to that, Ms. Beck served as Head of Global & U.S. Marketing (Shopper) & Health and Wellness for Johnson and Johnson, Inc. from 2010 to 2012. Prior to Johnson and Johnson, Inc., Ms. Beck served in various executive leadership roles in Finance and Sales at Mars Incorporated from 1989 to 2009, including serving as Chief Financial Officer of Uncle Ben’s Rice. Ms. Beck also serves on the board of directors of Hostess Brands, Inc., Denny’s Corporation and Saputo Inc. (TSX: SAP) and is Chair of the Audit Committee of Hostess Brands, Inc. Ms. Beck has more than 25 years of experience in finance, portfolio business management and general management, including direct experience in transformational and strategic growth—both organically and through mergers and acquisition. Ms. Beck provides the Board of Directors with diversified, cross-functional and global experience, extensive management experience in the consumer packaged goods industry and insights into leading practices in executive compensation, corporate governance and audit.

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

Director—Lawrence S. Coben, Ph.D. has been a member of our Board of Directors since November 2014. Dr. Coben has served as Chairman of the Board of NRG Energy, an integrated power and energy company, since February 2017 and has been a director of NRG since December 2003. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC from 2003 to December 2017. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company, from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, Dr. Coben was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Dr. Coben was an independent consultant. From 1994 to 1996, Dr. Coben was Chief Executive Officer of Bolivian Power Company. Dr. Coben served on the advisory board of Morgan Stanley Infrastructure II, L.P. from September 2014 through December 2016. Dr. Coben is also Executive Director of the Escala Initiative (formerly the Sustainable Preservation Initiative) and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology. Dr. Coben provides the Board of Directors with significant managerial, strategic, and financial expertise, particularly as it relates to company financings, transactions and development initiatives.

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

Director—Leta D. Priest has been a member of our Board of Directors since September 2018. Ms. Priest has over 30 years of executive and senior leadership experience in the retail and consumer packaged goods industries. Ms. Priest was a key leader in food for Walmart from May 2003 to November 2015 during Walmart’s expansion of grocery, including serving as Senior Vice President and General Merchandising Manager, Fresh Food from 2009 to 2015. Ms. Priest also served as Senior Vice President, General Merchandising Manager in other key areas of food for Walmart from January 2007 through 2015. Ms. Priest began her career with Walmart as Vice President of Food Development. Ms. Priest joined Walmart from Safeway, where she served as Vice President Corporate Brands, North America from January 1998 to April 2003. Prior to her time at Safeway, Ms. Priest had 11 years of consumer products experience in senior leadership roles across brand management and product development with The Torbitt & Castleman Company and Dole Food Company. Ms. Priest serves as a director on the following private company boards: Gehl Foods since November 2019 and Milo’s Tea Company since April 2018. Ms. Priest provides the Board of Directors with corporate leadership, public company experience and extensive senior management experience in the retail and consumer packaged goods industries.

Director—Craig D. Steeneck has been a member of our Board of Directors since November 2014. Mr. Steeneck served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc., a packaged foods company, from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology and was an integral part of the integration team for several of its acquisitions. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. Pinnacle Foods was acquired by Conagra Brands in October 2018. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Hotels and Resorts, Inc.), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Hotels and Resorts, Inc.). From October 1999 to February 2001, Mr. Steeneck was the Chief Financial Officer of International Home Foods Inc. which was acquired by ConAgra Brands in 2000. Mr. Steeneck has served as a board member and as a member of the Audit Committee of Hostess Brands, Inc. since November 2016, and as lead independent director from January 2019 to December 2019. Mr. Steeneck also previously served as Chairman of the Hostess Brands, Inc. Audit Committee from November 2016 to June 2022. Mr. Steeneck has served as a board member of Utz Brands, Inc. (formerly Collier Creek Holdings) since November 2018, where he is Chairman of the Audit Committee and member of the Compensation Committee. Mr. Steeneck served on the Board of Directors of Kind, Inc. from May 2019 to July 2020. Mr. Steeneck provides the Board of Directors with extensive management experience in the consumer-packaged goods industry as well as accounting and financial expertise. Mr. Steeneck also has extensive M&A and capital markets experience.

President, Chief Operating Officer & Co-Founder—Scott Morris is a co-founder of Freshpet and has served as our Chief Operating Officer since July 2015 and President since March 2016. Mr. Morris served as our Chief Marketing Officer from January 2014 to July 2015 and Senior Vice President of Sales and Marketing from 2010 to 2013. Mr. Morris is involved in all aspects of Company development and day-to-day operations. Prior to joining Freshpet, Mr. Morris was Vice President of Marketing at The Meow Mix Company from 2002 to 2006. Previously, Mr. Morris worked at Ralston Purina from 1990 to 2002, holding various leadership positions in Sales and Marketing, most recently Pet Food Group Director. Mr. Morris also works as an advisor and investor in several small startup consumer packaged goods companies with strong social missions and a focus to improve food and the world. Additionally, in 2020, Mr. Morris co-founded Hive Brands, an eco-friendly e-commerce retail platform for sustainable food and household goods.

Chief Financial Officer— Todd Cunfer has served as Chief Financial Officer since December 2022. Prior to that time, Mr. Cunfer served as the Chief Financial Officer of The Simply Good Foods Company (NASDAQ: SMPL), a nutritional snack foods company, from August 2017 to October 2022, where he also served as Vice President of Finance from July 2017 until October 2022. Prior to joining that company, Mr. Cunfer previously worked for The Hershey Company (NYSE: HSY) for more than 20 years, where his experience encompassed financial planning and analysis, capital structure, supply chain management, strategic operations and mergers and acquisitions. At The Hershey Company, Mr. Cunfer served in a variety of senior executive finance roles, including as Vice President, Finance for the International business from March 2017 until July 2017, Vice President, Global Supply Chain Finance from February 2015 to March 2017, Vice President, North America Finance from February 2013 to February 2015, and Vice President, U.S. Finance from December 2010 to February 2013

EVP, Secretary & Treasurer—Stephen Macchiaverna has served as Executive Vice President, Secretary and Treasurer since September 2020. Prior to that time, Mr. Macchiaverna served as Senior Vice President, Controller & Secretary, from October 2006. Prior to joining Freshpet, Mr. Macchiaverna was the Controller for The Meow Mix Company from its inception in 2002 through its sale and transition to Del Monte Foods in 2006. From 1999 to 2001, Mr. Macchiaverna was the Vice President of Finance and Treasurer of Virgin Drinks USA, Inc. Mr. Macchiaverna began his consumer-packaged goods career with First Brands Corporation, where he worked from 1986 to 1999, most recently as Divisional Controller for all domestic subsidiaries. Mr. Macchiaverna has over 30 years’ experience in consumer-packaged goods financial management.

Co-Founder, Managing Director of Europe—Cathal Walsh is a co-founder of Freshpet and has served as Managing Director of Europe, previously titled Senior Vice President of Cooler Operations, since January 2011 and previously served as our Chief Operating Officer from October 2006 to January 2011. Prior to founding Freshpet, Mr. Walsh was Zone Marketing Manager at Nestlé Worldwide from 2000 to 2005 and was Marketing Manager at Nestlé Pet Care from 1996 to 2000. Mr. Walsh has over 25 years’ experience in packaged goods marketing, sales and management, including in international food markets.

SVP, Human Resources—Thembeka “Thembi” Machaba joined Freshpet in August of 2020, as SVP of Human Resources. Ms. Machaba has over 20 years’ experience in the Manufacturing, Food & Beverage industries. Prior to joining Freshpet, Ms. Machaba was a Vice President of Global Human Resources and Organization Development at Molson Coors, a multinational beverage brewing company, from January 2019 to August 2020 and Senior Director of Global Human Resources from October 2016 to December 2018. Ms. Machaba held various roles within Human Resources at MillerCoors, the North American Business unit of Molson Coors from August 2012 to October 2016. Prior to moving to the United States, Ms. Machaba served in a number of senior Human Resource roles in SABMiller, a global brewing company in South Africa beginning in 2003 to 2011. Prior to joining SABMiller, Ms. Machaba worked in a training role at AFROX, a chemical manufacturing company in South Africa. Prior to that Ms. Machaba worked at Unilever SA in various Human Resources roles.

VP of Finance, Controller—Ivan Garcia has served as Vice President of Finance since April 2017 and Controller since September 2020, having previously served as Director of Financial Reporting and Budgeting from June 2015 to March 2017 and Manager of Financial Reporting from February 2014 to May 2015. Prior to joining Freshpet, Mr. Garcia held progressive roles at KPMG LLP (“KPMG”), including Manager of Audit, from September 2007 to January 2014, where he served both public and private clients mainly in the consumer and industrial market segments.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Structure

Our Board of Directors consists of 10 members and is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Mr. Norris serves as the Chairman of our Board of Directors. We believe that each of the members of our Board of Directors except Mr. Cyr is independent consistent with Nasdaq rules. Mr. Brewster and Ms. Kelley are the Class I directors, and their terms will expire in 2024. Mr. Basto, Mr. George, Mr. Steeneck and Dr. Coben are the Class II directors, and their terms will expire in 2025. Mr. Norris, Ms. Priest, Ms. Beck and Mr. Cyr are the Class III directors, and their terms will expire in 2023. The current division of our Board of Directors into three classes with staggered terms may delay or prevent a change of our management or a change in control. Following stockholder approval at our 2021 annual meeting of stockholders, we amended our Certificate of Incorporation to provide that our Board of Directors be fully declassified by our 2025 annual meeting of stockholders, with each director to be elected on an annual basis thereafter. See “—Commitment to Good Corporate Governance” for additional information.

Our Board of Directors met twelve times during 2022. Under the Company’s Corporate Governance Guidelines, adopted effective as of December 21, 2021, Board members are expected to attend all meetings of the Board and committees on which they serve. Each director serving on the Board in 2022 attended at least 75% of the total meetings of the Board and of committees on which he or she served during the time he or she was on the Board in 2022. All of the members of our Board of Directors serving at the time attended our 2022 annual meeting of stockholders. Our Corporate Governance Guidelines are available on our corporate website at www.freshpet.com. Our website is not part of this annual report.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee; a Nominating, Governance and Sustainability Committee; and a Compensation Committee. Each of the committees reports to the Board of Directors as they deem appropriate, and as the Board of Directors may request. The composition, duties and responsibilities of these committees are set forth below. Pursuant to our Amended and Restated Bylaws (our “Bylaws”), our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

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

Our Audit Committee consists of Mr. Steeneck (chair), Mr. Basto and Ms. Beck. Our Board of Directors has affirmatively determined that Mr. Steeneck, Mr. Basto and Ms. Beck meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and Nasdaq rules. In addition, Mr. Steeneck qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K. The Audit Committee met four times during 2022.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at www.freshpet.com. Our website is not part of this report.

Nominating, Governance and Sustainability Committee

The Nominating, Governance and Sustainability Committee is responsible for developing and recommending to the Board of Directors criteria for identifying and evaluating candidates for directorships and making recommendations to the Board of Directors regarding candidates for election or re-election to the Board of Directors at each annual meeting of stockholders. In addition, the Nominating, Governance and Sustainability Committee is responsible for overseeing our Corporate Governance Guidelines and reporting and making recommendations to the Board of Directors concerning corporate governance matters. The Nominating, Governance and Sustainability Committee is also responsible for regularly reviewing and making recommendations to the Board of Directors concerning the structure, composition and function of the Board of Directors and its committees.

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
●
the individual’s ability to devote sufficient time to carry out his or her responsibilities as a director in light of his or her occupation, any other employment, and the number of boards of directors of other public companies on which he or she serves.

When formulating its Board membership recommendations, the Nominating, Governance and Sustainability Committee considers advice and recommendations from stockholders, management and others as it deems appropriate, including a leadership search firm, Spencer Stuart, which was retained by the Nominating, Governance and Sustainability Committee on November 23, 2022 to assist in identifying and evaluating potential candidates. Although we do not have a formal policy regarding Board diversity, when evaluating candidates for nomination as a director, the Nominating, Governance and Sustainability Committee does consider diversity in its many forms, including among others, experience, skills, ethnicity, race and gender. We believe a diverse Board, as so defined, provides for different points of view and robust debate and enhances the effectiveness of the Board. Upon identifying a potential candidate for the Board, members of the Nominating, Governance and Sustainability Committee will interview the candidate, and based upon that interview, reference checks and committee discussions, make a recommendation regarding such candidate to the full Board.

Our Nominating, Governance and Sustainability Committee consists of Mr. George (Chair), Dr. Coben and Ms. Kelley. Our Board of Directors has affirmatively determined that Mr. George, Dr. Coben and Ms. Kelley meet the definition of “independent directors” for purposes of serving on a Nominating, Governance and Sustainability Committee under applicable SEC and Nasdaq rules. Our Nominating, Governance and Sustainability Committee met three times during 2022.

Our Board of Directors has adopted a written charter for the Nominating, Governance and Sustainability Committee, which is available on our corporate website at www.freshpet.com. The information contained on our website does not constitute a part of this report.

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, Chief Executive Officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans. The Compensation Committee may delegate its responsibilities to a subcommittee formed by the Compensation Committee. The Compensation Committee, in its sole discretion, may also engage legal, accounting, or other consultants or experts, including compensation consultants, to provide advice and assist in carrying out its responsibilities.

Our Compensation Committee consists of Mr. Brewster (Chair), Ms. Priest and Ms. Beck. Our Board of Directors has affirmatively determined that Mr. Brewster, Ms. Priest and Ms. Beck meet the definition of “independent directors” for purposes of serving on a Compensation Committee under applicable SEC and Nasdaq rules. Our Compensation Committee met five times during 2022.

Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our corporate website at www.freshpet.com. The information contained on our website does not constitute a part of this report.

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

We believe good governance at all levels is necessary to drive corporate responsibility, and that our corporate governance is more effective when we consider environmental and social issues as a part of corporate strategy, key risks, and our operations. As a part of this endeavor, the Board oversees the management team fulfilling responsibilities relating to sustainability and corporate social responsibility, particularly those that may affect the stakeholders and stockholders of our Company, and the communities in which we operate. Our Board and its committees play a critical role in oversight of our corporate culture and hold management accountable for its maintenance of high ethical standards, governance practices and compliance programs to protect our business, employees and reputation.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is, or has ever been, an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. During 2022, none of our executive officers served as a director or as a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has an executive officer serving as a director on our Board, or as a member of the Compensation Committee.

Commitment to Good Corporate Governance

Business Transformation: 2006 to 2020

Freshpet was founded in 2006 with a single-minded mission to do right by pets, people and the planet, every step of the way from farm to fridge. In 2010, we welcomed a private equity investor who believed in our mission and the power of our platform, and subsequently went public in 2014. In addition to onboarding new directors with financial and industry expertise that we needed as a public company, we welcomed our current CEO, William B. Cyr, in 2016 to support the Board’s ambition to rapidly and strategically scale the business. In 2019, our Board added three female directors, who brought deep expertise in retail, digital optimization and strategy to support our 2020 long-term plan.

The following graphic helps illustrate our history, progress and plans for the future.

Freshpet’s Commitment to Good Corporate Governance: 2020 to 2025 Roadmap

Since our 2014 IPO, Freshpet’s market cap has grown from around $300 million to approximately $3.2 billion (as of April 26, 2023). As a young public company in pursuit of sizable long-term goals to disrupt the pet food industry, our IPO-related governance provisions provided protection from market volatility and helped ensure business continuity and organizational stability while our Board and management pursued long-term strategic goals and stockholder value creation.

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

In response, the Board has implemented a number of corporate governance updates aimed at allowing our Board and management to still focus primarily on the creation of long-term value for our stockholders while also being responsive to our stockholders, employees and the communities in which we do business. Supporting that philosophy, we have adopted, many leading corporate governance practices over the past several years, including:

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

Board Independence	During 2022, all of our directors (other than our Chief Executive Officer) were independent, and each of our Board committees consisted entirely of independent directors.
Board Refreshment and Commitment to Diversity
In 2019, the Board appointed three new directors, all of whom are female. We believe that fresh perspectives and diversity, in its many forms, and the breadth of perspective that it brings, enhances the effectiveness of the Board.

Single Voting Class	All holders of Freshpet’s common stock have the same voting rights (one vote per share of stock).
No Poison Pill	We have not adopted a stockholder rights plan, also known as a poison pill.
2020 Stockholder and Board Actions
Eliminated Supermajority Voting Provisions from our Certificate of Incorporation
At our 2020 annual meeting of stockholders, our Board submitted a proposal to our stockholders to eliminate all of the supermajority voting provisions from the Company’s Certificate of Incorporation, which our stockholders overwhelmingly approved.

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

Declassification of the Board of Directors by 2025
In the Company’s 2021 proxy statement, our Board submitted a proposal to be voted on by stockholders to fully declassify the Board by 2025, which our stockholders overwhelmingly approved. Our Certificate of Incorporation currently divides our Board into three classes, with one class being elected each year. Our Board will be fully declassified by the annual meeting to be held in 2025, with each director to be elected on an annual basis thereafter.

2022 Stockholder and Board Actions
Proxy Access
In June 2022, the Board amended the Company’s Bylaws to incorporate a provision that permits a stockholder, or a group of up to 20 stockholders, owning at least 3% of our outstanding common stock for three years, to nominate a certain percentage of the directors for the Company’s Board.

Stockholder Right to Request the Company Call a Special Meeting
In the Company’s 2022 proxy statement, our Board submitted a proposal to be voted on by stockholders to allow stockholders the ability to make a request to the Company to call special meetings, which our stockholders overwhelmingly approved.

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

Freshpet has a zero-tolerance policy for bribery and corruption. The Board established a robust Whistleblower Policy to set optimal procedures with regard to reports of concerns made by employees and other parties, and to protect whistleblowers against harassment or retaliation. The Whistleblower line is monitored directly by our CEO and Senior Vice President of Human Resources and is reported to the Audit Committee quarterly.

Freshpet received four inquiries on the Whistleblower line in 2022 from callers based within our manufacturing Kitchens. The inquiries related to hourly employee shift concerns and were investigated internally or by an independent labor attorney. Remedial actions were taken to address the employee concerns and all inquiries have been closed.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2022 all filing requirements applicable to the Reporting Persons were timely met except (i) Mr. Macchiaverna did not timely file Forms 4 in connection with tax withholdings of shares of common stock on March 12, 2022 and April 1, 2022, (ii) Mr. Walsh did not timely file a Form 4 in connection with a tax withholding of shares of common stock on March 12, 2022, and (iii) Mr. Garcia did not timely file Forms 4 in connection with tax withholdings of shares of common stock on March 12, 2022 and April 1, 2022 and receipt of a grant of restricted shares of common stock on March 14, 2022, in each case due to administrative oversight.

Commitment to Human Capital Management

At Freshpet, our vision is to create a happier, healthier world where pets, people and the planet thrive. Our purpose, combined with a focus on delivering on our commitments, allows us to offer a differentiated value proposition to our employees – a place where you can do good and do well at the same time. We know that our people are our enduring advantage and we are obsessed in our mission to ensure that all people who touch Freshpet are better in some way. We strive to be the place where people love to work and we encourage everyone to grow, have fun and deliver on our vision. Our overall people strategy is designed to attract, develop and retain the best qualified employees to meet our business goals on an ongoing basis and to execute our growth strategy. We do this through practices that promote inclusion, provide development opportunities for employees across the organization and provide competitive rewards and benefits. We also believe that having an engaged, diverse and committed workforce not only enhances our culture but also drives our business success.

As of December 31, 2022, Freshpet had employed 1004 team members, an increase of approximately 26% from one year earlier, based across our three locations of Bethlehem, Pennsylvania, Secaucus, New Jersey, and Ennis, Texas. In Europe, Freshpet has also employed seven employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our workforce consists of approximately 680 hourly production employees, 217 salaried and managerial employees in manufacturing and 114 salaried and managerial employees in other functions, such as Marketing, Finance, Sales, Consumer Care, and other support and distribution roles.

Employee Engagement

In 2022, Freshpet achieved an engagement score of 78% with a total participation rate of 66%. Our Net Promoter score was 8.0. While this represents a 0.3 point decline from our previous survey (2020), we believe that the positive score continues to demonstrate our employees' positive perception about the future of Freshpet and strong belief in our vision.

At Freshpet, our programs are designed to reward and support employees through competitive pay, creative incentive programs and generous benefits. We strive to ensure that our benefit offerings meet the evolving needs of our diverse workforce across all of our locations. In 2021, labor shortages driven by factors relating to the pandemic forced us to rethink our approach to attracting and retaining the right talent in the business. Freshpet rolled out a wage increase program that was closely tied to skills development and career progression. We wanted to ensure that our entry wages remained competitive, but also provided a clear path for career growth and progression. The program was designed to ensure that we build the right processing and packaging skills in our Freshpet Kitchens, while providing an accelerated path to higher wages and wealth creation through incremental stock grants. We believe that our approach to Human Capital management and work force planning has become a competitive advantage for the company, with clear improvements in the caliber of our new hires and the enhancements to our training which has resulted in reduced labor turnover, improvements in our safety standards, costs and quality. In 2022 the percentage of employees with tenure less than 6-months with the company decreased by 41% from the prior year; and retention of hourly employees with tenure greater that 1-year increased by 49%. This outstanding result has contributed significantly to the stability within the production workforce and impacted employee morale and productivity. In 2022 Freshpet also temporarily relocated and trained 114 hires from our Ennis Facility to our Pennsylvania plant, providing them with the opportunity to work on the production lines and learn how to make the products while Ennis was under construction. This has enabled the company to fast track the employee training and get them ready ahead of a traditional start-up schedule. All of these improvements have led to a stronger, highly skilled and engaged workforce.

To further strengthen the employer value proposition, Freshpet continues to evolve its benefits programs taking into consideration the changing needs of our employees.

Health and Safety

To promote a strong culture of safety and prioritize keeping a safe working environment, we employ comprehensive health, safety and environment management policies and standards throughout the organization. In addition, we strive to continuously improve our work processes, tools and metrics to reduce workplace injuries and enhance safety.

Since Freshpet's founding, safety has been ingrained in our culture. We have invested heavily in maintaining a safe and healthy workplace for our employees and take a proactive approach to ensuring that the work environment supports our "safety first" mission. The safety of our team members is a core value of our operation and will guide us to our goal of becoming a leader in team member safety. We continue to provide the services of bi-lingual on-site industrial athletic trainers who work with our team on health-related issues. This has become a popular and heavily utilized resource for our team for both work-related and non-work-related issues.

In late 2022, we committed to a new "Safety Excellence" program that will drive employee engagement in the safety improvement process. This program formally kicked off in January of 2023 and has already resulted in significant improvements as we have experienced the longest stretch without a lost-time injury since 2018 when we had significantly less team members.

The Freshpet team continues to monitor and evaluate injury rates, safety observations and near-misses, and takes proactive steps to ensure safety is paramount in all our planning. All of these efforts have led to a near 30% reduction in total reported incidents between 2021 and 2022.

Diversity and Inclusion

We believe that a diverse workforce is critical to our success, and our goal is to create a culture where we provide equal and fair opportunities for all of our employees. Our values are reflected in our diverse workforce, and we believe that our competitive advantage lies in our diversity of thought, creativity in solving systemic problems and strengthening our partnerships with pet-caring organizations and the communities in which we live. All employees have access to opportunities that enable them to contribute and grow. Our focus on diversity helps us connect with our consumers, attract and develop employees who are eager to leverage multiple perspectives to solve complex challenges, and innovate to allow Freshpet to remain competitive.

Our staff across all of our Freshpet locations reflect a diverse mix of approximately 54% white, 32% Hispanic, 9% African American and 5% other ethnicities. Women represent 29% of our total employee population. At the Board level, of the nine non-executive members of the Board, three are women. One of the members of the Board is African American.

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

●         Paid Parental leave

●         Tuition reimbursement

We also allow each employee to take home one package of Freshpet each day to feed their pet or the pet of someone close to them.

Recruitment and Talent Management

Freshpet aggressively recruits talent to fill our rapidly growing manufacturing operations. We have three full-time recruiters on staff who screen potential new hires and conduct their on-boarding training. We advertise on social media, billboards and radio and use a variety of job referral services to attract the skilled labor we require.

To fill the increasing managerial roles arising from Freshpet’s growth, we also use third-party recruiters who are experts on what makes Freshpet unique and have a deep understanding of our culture and requirements. These recruiters have successfully helped us to fill a wide range of roles with a focus on increasing the diversity of our managerial ranks.

At the executive level, the Compensation Committee, together with the CEO and SVP of HR, regularly reviews senior management talent, including readiness to take on additional leadership roles and developmental opportunities needed to prepare leaders for greater responsibilities. Plans are focused on developing our mid-level next generation of talent into future leaders, and we have invested in their development and retention. We are committed to offering job specific training and general leadership development programs, as well as tuition reimbursement to all of our employees to promote continued professional growth.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

Introduction

This CD&A describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers (or NEOs). This CD&A also describes Freshpet’s philosophy behind and objectives for executive compensation, as well as the manner in which the Company awards, and our NEOs earn, such compensation. Finally, this CD&A is intended to supplement the data presented in the 2022 Summary Compensation Table and other compensation tables that follow the CD&A.

The following table lists our NEOs for 2022, which is the group consisting of each individual who served as our Chief Executive Officer or Chief Financial Officer during 2022, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2022.

NAME	PRINCIPAL POSITION
William B. Cyr	Chief Executive Officer
Scott Morris	President and Chief Operating Officer
Todd Cunfer	Chief Financial Officer (Current - Joined 12/01/2022)
Thembeka Machaba	Senior Vice President, Human Resources
Cathal Walsh	Senior Vice President, Managing Director of Europe
Richard Kassar	Interim Chief Financial Officer (9/8/2022 – 11/30/2022)
Heather Pomerantz	Chief Financial Officer (Departed: 9/07/2022)

Leadership Changes

On September 7, 2022, Freshpet Chief Financial Officer Heather Pomerantz’s employment ended with the company amicably. Ms. Pomerantz was provided with a severance package, including, amongst other items, 12 months of salary continuation as well as eligibility to continue health insurance under COBRA. See “2022 Summary Compensation Table” for additional disclosure on Ms. Pomerantz’s severance arrangements.

On September 8, 2022, Freshpet Vice Chairman and former CFO Richard Kassar began serving as Interim Chief Financial Officer. Mr. Kassar served in this position until November 30, 2022, at which time Mr. Kassar resumed his role as Vice Chairman of the Company.

On December 1, 2022, Freshpet appointed Todd Cunfer as Chief Financial Officer, bringing with him over 25 years of experience in financial planning and analysis, capital structure, treasury, supply chain management, commercial operations and merger and acquisition activity in the consumer-packaged goods industry.

Freshpet also announced five additional leadership changes in 2022:
●
Jay Dahlgren former Vice President of Operations at The J.M. Smucker Company joined as a consultant to Freshpet to support the ongoing focus on continuous improvement in the Operations and Supply Chain functions. In January of 2023, Jay Dahlgren was appointed as EVP Manufacturing & Supply Chain.

●
VP of Manufacturing, Ricardo Moreno was appointed to the position of SVP of Manufacturing & Engineering to further strengthen our focus and coordination across the various operational departments as the company continues to grow and expand.

●	Michael Hieger, SVP of Engineering, broadened his responsibilities to include all matters relating to capital expansion and Engineering resources.

●
Freshpet further announced the addition of a Senior Vice President of Quality Assurance and Technology role, reporting directly to the CEO. This role will be responsible for delivering improvements to our systems so that we can consistently deliver the high-quality standards of our products.

●
Finally, Freshpet also announced the appointment of Dirk Martin in November 2022, to the role of VP, Logistics & Customer Service, bringing with him over 20 years of experience in logistics and supply chain management including 15 years in food manufacturing.

All of these changes are designed to strengthen organizational capability and better position Freshpet to stay ahead of anticipated rapid growth.

Compensation Philosophy and Objectives

Our philosophy is to align our executive compensation with the interests of our stockholders by basing our fundamental compensation decisions on financial objectives that our Board believes have a significant impact on long-term stockholder value. An important goal of our executive compensation program is to support our ability to hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals. Our executive compensation program is designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

●	to reward our NEOs for sustained financial and operating performance and strong leadership;
●	to align our NEOs’ interests with the interests of our stockholders; and
●	to encourage our successful NEOs to remain with us for the long term.

Underpinning our compensation philosophy is the belief that Freshpet is a growth company with the potential to have a significant impact on the pet food industry. We believe that achieving that potential should result in value creation for our stockholders. Thus, we believe that management’s incentives, our annual goals, and our longer-term goals set by the Compensation Committee of the Board (the “Compensation Committee”) and the Board should be designed to reflect that growth orientation.

Compensation Strategy

The Compensation Committee has numerous tools at its disposal to help Freshpet accomplish its short- and long-term performance goals. The Committee generally chooses to utilize those tools as follows in its administration and oversight of our executive compensation program.

Relevant Peer Group

The Compensation Committee selects a peer group for compensation comparison purposes that includes a blend of comparably-sized companies in similar industries, including pet-related companies—our most likely sources of talent to support our growth. The Committee also adds to this peer group companies experiencing significant growth to help ensure that our compensation practices are competitive with and relevant to the circumstances found in growth-oriented companies.

The Company considers peer group data for overall compensation and for specific elements of compensation.
(See – “Compensation Discussion and Analysis – Peer Group”).

Significant Portion of Compensation as Equity

We award a significant portion of executive compensation in the form of equity awards, as we believe this is an effective way to help management focus on our long-term goals while also aligning stockholder and management interests. A meaningful portion of our executive compensation consists of stock option awards, which have no value to the recipient unless our stock price rises following the date of the grant.

Long-Term Goal Setting

In 2020, the Company set new long-term goals and issued significant multi-year grants to the current leadership and the leading candidates to be the next generation of leadership within the Company. The 2020 program included aggressive growth goals, and the Company believes that delivery of those goals would generate significant long-term value creation for the Company and its investors. For the NEOs, the equity grants were 75% performance-based (with 50% of such performance-based options vesting based on achieving certain Adjusted EBITDA performance-based conditions and 50% vesting based on net sales performance-based conditions) and 25% time-based (with vesting occurring in annual installments over a four-year period of 20%, 40%, 60%, 100%) and replaced all annual grants for the next four years for those individuals. In light of the awards made in 2020, no additional equity grants were made in 2021 or 2022 to NEOs who participated in the 2020 multi-year grant program.

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

Incentivizing Sales Growth

We set what we believe to be aggressive net sales growth and profitability targets for management each year and our annual incentive plan formula places equal value on the achievement of those net sales growth targets versus profitability goals. We believe that this design incentivizes our management to drive sales growth in concert with profit growth.

2022 Say-on-Pay Vote

In its compensation review process, the Compensation Committee considers whether the Company’s executive compensation program is aligned with the interests of the Company’s stockholders. As part of its review of the Company’s executive compensation program, the Compensation Committee considered the approval by approximately 96% of the votes cast for the Company’s say-on-pay vote at our 2022 Annual Meeting of Stockholders. The Compensation Committee determined that the Company’s executive compensation philosophies and objectives and compensation elements continued to be appropriate and did not make any changes to the Company’s executive compensation program in response to the 2022 say-on-pay vote.

How Elements of Our Executive Compensation Program are Related to Each Other

The various components of our compensation program are related but distinct and are designed to emphasize “pay for performance,” with a significant portion of total compensation at-risk, tied to our long-term and short-term financial and strategic goals. Our compensation philosophy is designed to foster entrepreneurship at all levels of the organization and is focused on employee value and retention by making long-term, equity-based incentive opportunities a substantial component of our executive compensation. The level for each compensation component is based in part, but not exclusively, on internal equity and consistency, experience, and responsibilities, and other relevant considerations such as rewarding extraordinary performance. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Independent Compensation Consultant

From 2019 through 2022, the Compensation Committee retained Korn Ferry (“KF”) to advise on compensation practices for our executive officers, including each NEO. Specifically, KF was engaged to review our compensation peer group and our compensation structure for our executive officers, develop and recommend targets for our executive compensation program by analyzing the compensation structures of our peer group companies and market trends, and provide advice to the Compensation Committee on our executive compensation structure and program based on KF’s analysis. KF was also engaged to separately review the compensation arrangements applicable to employees at the director level and above, and the non-employee, independent directors of the Board. In 2022, the Compensation Committee, in consultation with KF, decided to include an ESG goal for the Freshpet executive team which would further reinforce the organization's commitment to doing right by Pets, People and the Planet. The compensation committee approved the 2022 goal, which focused on "Employee Retention", as outlined below under Executive ESG Goal.

Peer Group

The Compensation Committee, in consultation with KF, considered several factors in selecting an industry-specific compensation peer group. Considerations generally included the following:

●	revenue between 0.4 and 2.5 times Freshpet’s revenue;

●	companies in the food, beverage, and pet products industries;

●	companies with similar location and geographical reach;

●	companies with similar span, scope, and vertical integration;

●	companies experiencing similar rates of growth;

●	companies with similar operating complexity; and

●	other publicly traded companies.

Based on the foregoing considerations, the Compensation Committee determined that our compensation peer group for 2022 would consist of the following entities:

Beyond Meat, Inc. Bridgford Foods Corporation Farmer Bros. Co. Hostess Brands, Inc. Tattooed Chef, Inc Central Garden & Pet Company	John B. Sanfilippo & Son, Inc. Landec Corporation Medifast, Inc. Natural Alternatives International, Inc. Nature’s Sunshine Products, Inc. Yeti Holdings, Inc.	PetIQ Inc. PetMed Express, Inc. The Simply Good Foods Company Tootsie Roll Industries, Inc. Lancaster Colony Corporation

In early 2022, a significant amount of research was conducted by Korn Ferry to identify additional companies that would be meaningful peers for Freshpet for the purposes of evaluating Freshpet’s executive compensation program.  Companies reviewed included food, consumer packaged goods, and retail in particular, as these are the closest aligned businesses to Freshpet. Four additional companies were added to the existing group:

Tattooed Chef, Inc., Central Garden & Pet Company, Yeti Holdings, Inc., and Lancaster Colony Corporation. With these additions, the total number of peer group benchmark companies is 17.

We target the total compensation amount for each of our NEOs (based on position) to be competitive with similarly situated executives within our compensation peer group (bearing in mind that we pay a significant portion of our compensation in the form of long-term, performance-based equity awards). We deliberately target a higher percentile within the benchmark peer group for strategically important roles. We believe that this targeting philosophy will help us to achieve an important goal of our executive compensation program, which is to hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term goals. We also believe that this compensation structure will help us to achieve our objectives of aligning our NEOs’ interests with the interests of our stockholders and encouraging our successful NEOs to remain with us for the long term.

Elements of Executive Compensation for 2022

We used three primary elements of compensation in our executive compensation program in 2022: base salary, annual incentive awards, and long-term equity compensation. Annual incentive awards and long-term equity compensation represent the performance-based elements of our compensation program. The performance goals tied to these compensation elements are flexible in application and can be tailored to meet our specific objectives. The amount of a specific individual’s annual incentive award for a performance period is intended to reflect that individual’s relative contribution to the Company in achieving or exceeding our annual goals, and the amount of an individual’s long-term incentive compensation is intended to reflect the individual’s expected contribution to the Company over longer performance periods.

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

The following table sets forth each NEO’s annual base salary rate for 2022:

Name	Annual Base Salary Rate
William B. Cyr	$620,000
Scott Morris	$510,000
Todd Cunfer (Current CFO: 12/1/2022)	$500,000
Thembeka Machaba	$340,000
Cathal Walsh	$312,500
Heather Pomerantz (Former CFO – 9/7/2022)	$440,000
Richard Kassar (Interim CFO – 11/30/2022)	$320,000

Annual Incentive Awards

The Board initially adopted our current annual incentive plan—in which our NEOs participate—in 2016. Awards under the plan, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve our annual goals based on our strategic, financial, and operating performance objectives. For 2022, the annual target awards as a percentage of base salary were the following:

Name	2022 Annual Bonus Target (%)
William B. Cyr	95%
Scott Morris	60%
Todd Cunfer (Current CFO: 12/1/2022)	60%
Thembeka Machaba	40%
Cathal Walsh	40%
Heather Pomerantz (Former CFO – 9/7/2022)	50%
Richard Kassar (Interim CFO – 11/30/2022)	50%

In 2022, Freshpet executives (i.e. the Chief Executive Officer and certain top leaders reporting directly to the Chief Executive Officer) adopted an ESG goal as part of the annual incentive program, with a focus on employee retention, with 10% of their total annual incentive award committed to the achievement of this goal.

The operating goal components of our 2022 annual incentive program were based 45% on Adjusted EBITDA and 45% on net sales, with the remaining 10% based on ESG. For each performance metric, the Company then established performance targets and minimum performance thresholds, with a maximum payout of no more than 250% of target for any NEO. Performance above and below each performance metric target results in increases or decreases in the bonuses earned based on pre-determined factors that are based on the economic value added or lost by stockholders due to the over/under performance. To encourage teamwork, the Compensation Committee determines a single Company performance result as an aggregate percentage of the target Company performance metrics. The resulting percentage is then multiplied against each eligible employee’s target bonus amount to determine annual incentive compensation.

	Weighting	Target ($ millions)	Minimum Threshold	Result ($ millions)
Net Sales	45%	$600	$565	$595.3
Adj. EBITDA before bonus accrual	45%	$66	$59.6	$50.2

As noted above, our 2022 targets were as follows: $66 million of Adjusted EBITDA and $600 million of net sales. On a pre-bonus basis, and after adjusting to recognize a previously-reported change in the calculation of Adjusted EBITDA, the Company delivered as follows: $50.2 million of Adjusted EBITDA and $595.3 million of net sales. Adjusted EBITDA is not a financial measure prepared in accordance with U.S. generally accepted accounting principles (or GAAP). This metric is explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our annual report, where it is reconciled to the closest GAAP measure.

Executive ESG Goal

The Compensation Committee believes that employee retention is both consistent with the Company’s social purpose of enriching the lives of our workforce (largely employees performing hourly labor) and an essential strategy necessary to support a fast-growing company. The ESG goal for 2022 was therefore focused on Employee Retention, with three specific measures:

1.	Employee satisfaction – measured by the Employee Net Promoter Score, with a target of 8.3.
2.	Manufacturing Labor Turnover – with a target of <35% for the year.
3.	Most Critical Talent – measured by the percentage (target of 90%) of special equity award recipients who we have retained.

The combination of all three goals would result in the overall ESG bonus target of 10%. For 2022, the ESG goal achievement was 84% as shown in the table below.

Actions taken to achieve this goal inherently strengthen the communities in which we operate by enhancing the lives of our production work force and their families by increasing economic opportunity and enhancing skill development. Those actions include higher wages, long-term equity participation, skills training, and employee benefits that strengthen families (i.e., 18-week maternity leave and 12-week paternity leave, five weeks of vacation, tuition reimbursement). We believe that this program has contributed significantly to the improved performance of our production operations – particularly towards the end of 2022 and into 2023 – demonstrating the long-lasting impact of this goal and its sustainability.

The targets and resulting achievement for these three ESG measures were as follows:

ESG:	Weighting	Target	Minimum Threshold	Result
Employee Net Promoter Score	10% (approx. 1/3 each)	8.3	7.6	8.0
Manufacturing LTO		≤35%	≤45%	25%
Retention of Key Talent		≥90%	≥80%	96%

For 2022, based on the foregoing operating and ESG goals, we paid annual incentive awards to each NEO as follows:
Name	Operational Goals		Executive ESG Goal
	Amount of Award	% of Target Awarded	Amount of Award	% of Target Awarded
William B. Cyr	$233,244	44%	$49,476	84%
Scott Morris	$121,176	44%	$25,704	84%
Todd Cunfer *	$10,090	44%	$2,140	84%
Thembeka Machaba	$53,856	44%	$11,424	84%
Cathal Walsh	$49,500	44%	$10,500	84%
Heather Pomerantz**	$58,500	44%	$12,382	84%
Richard Kassar ***	$15,998	44%	$3,360	84%
* Prorated for one month of employment in 2022
** Prorated for eight months of employment in 2022
*** Prorated for three months of employment in 2022

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

We grant equity awards under our 2014 Omnibus Incentive Plan (or “2014 Plan”), which allows for awards of tax-qualified incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, other stock-based awards, and other cash-based awards to our directors, officers, employees, consultants, and advisors. Each of our NEOs is eligible to participate in our 2014 Plan.

The Compensation Committee (or alternatively, the Board) determines the size and vesting terms of all awards made under our 2014 Plan and administers all other aspects of the plan. In 2022, the Compensation Committee took into account a number of factors when making awards under our 2014 Plan, including, among others, the eligible employee’s expected contribution to the long-term success of the Company and information gathered by the Compensation Committee regarding compensation paid to similarly situated executives at companies in our compensation peer group, as well as the amounts of outstanding stock options that each NEO held at such time. In light of the stock options granted to our NEO’s in 2020, as described below, no additional stock option grants were granted in 2022 to those NEOs who participated in the 2020 program.

In 2020, we granted certain officers stock options to purchase shares of our common stock under our 2014 Plan, 50% of which are scheduled to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date and 50% of which are scheduled to vest and become exercisable annually according to the achievement of Adjusted EBITDA performance-based conditions (and in each case subject to the NEO’s continued employment with us). Upon a termination by the Company other than for “cause” or by the NEO for “good reason”, within two years following a “change in control” (as each is defined in the applicable award agreements), the time-vesting options will accelerate and vest.

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

In December 2020, we made multi-year grants of stock options under our 2014 Plan to certain officers. These grants were designed to align the most senior management of the Company with the long-term goals established by the Company in early 2020, and cover a four-year performance period ending December 31, 2024. The Committee will not make any additional grants to these individuals during this performance period, so none of these individuals received a grant in 2021 or 2022. For the NEOs, the grants are 75% performance-based and 25% time-based, with the performance targets set in excess of the long-term goals communicated to investors. For competitive reasons, we are not disclosing the specific goals and instead they will be disclosed upon the conclusion of the four-year performance period. Upon a termination by the Company other than for “cause” or by the NEO for “good reason” (each as defined in each applicable award agreements), within two years following a “change in control” (as defined in the applicable award agreements), the time-vesting options will accelerate and vest and the performance-vesting options will in accelerate and vest in part or in full based on actual Company performance through the change in control. Upon termination by the Company other than for “cause” not in connection with a “change in control”, the performance-vesting options will accelerate on a prorated basis based on number of days employed during the performance period, based on actual Company performance through the end of the performance period.

In 2021, we granted Mr. Walsh equity awards of $149,977 in RSUs, which are scheduled to vest in three equal annual installments beginning March 12, 2022, with accelerated vesting in full upon termination due to death or “disability”, “involuntary termination without cause” or “voluntary resignation with good reason” (each as defined in the award agreement).

In 2022, we granted Mr. Walsh an equity award of $156,235 in RSUs, which are scheduled to vest in three equal annual installments beginning March 14, 2023, with accelerated vesting in full upon termination due to death or “disability”, “involuntary termination without cause” or “voluntary resignation with good reason” (each as defined in the award agreement).

For additional information, see “—2022 Outstanding Equity Awards at Fiscal Year-End.”

Other Compensation

In addition to base salary and annual and long-term performance-based compensation, our NEOs are also eligible for the following benefits on a similar basis as our other eligible employees:

●	health, dental, and vision insurance.

●	paid time off, including vacation, personal holidays, and sick days;

●	life insurance and supplemental life insurance; and

●	short-term and long-term disability insurance.

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

Employment Agreements with NEOs

The Company is party to an employment agreement with each of Messrs. Cyr, Morris, Cunfer and Walsh. For Messrs. Cyr, Morris and Walsh, each agreement provides for an initial term of one year and for automatic one-year extensions beginning on the expiration of the initial term. Any automatic extension may be cancelled upon at least 90 days’ prior written notice from the respective NEO or the Company. Under their agreements, and following past adjustments made in connection with the Board’s annual review, Messrs. Cyr, Morris, Cunfer and Walsh are entitled to receive annual base salaries of $620,000, $510,000, $500,000, and $312,500, respectively, subject to annual review by the Board. Further, Messrs. Cyr, Morris, Cunfer and Walsh have the opportunity to earn annual target bonuses equal to at least 95%, 60%, 60% and 40%, respectively, of their base salaries. Each executive is also entitled to participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other employees of the Company generally. The Company is also party to an offer letter with Ms. Machaba, which is described further below.

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

Employment Agreements with Scott Morris, Todd Cunfer and Cathal Walsh

The Company entered into employment agreements with Messrs. Morris and Walsh in October 2014, and with Mr. Cunfer in December 2022. Under the agreements, in the event of a termination of the NEO by the Company without “cause,” by the NEO for “good reason,” or due to “permanent disability” (each as defined in the respective employment agreements), each NEO is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to 12 months of the NEO’s base salary in accordance with the Company’s normal payroll practice; (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for the NEO and his eligible dependents for 12 months; and (iii) only in the event of a termination by the Company without “cause” or by the NEO for “good reason” after June 30th during any year in which the employment agreement is effective, a pro-rated annual incentive award based on actual performance for the year in which termination occurs.

Each of the employment agreements with Messrs. Morris and Walsh contains a cutback provision for “parachute payments” under Code Section 280G, under which the NEO may be subject to a cutback of certain change-in-control payments in order to avoid any excise tax or loss of deduction under Code Section 280G, if the cutback would result (after factoring any potential excise taxes under Section 280G) in a larger after-tax payment to the NEO.

Each of the employment agreements with Messrs. Morris, Cunfer and Walsh contains the following restrictive covenants: (i) a non-compete covenant that prohibits the NEO from competing against the Company for 12 months after employment; (ii) non-solicit covenants that prohibit the NEO from actively soliciting the Company’s employees, customers, or suppliers during employment and for 12 months after employment; and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Arrangements with Thembeka Machaba

The Company entered into an offer letter with Ms. Machaba in August 2020. The offer letter required that Ms. Machaba enter into the Company’s confidentiality and no-hire agreement, which includes customary confidentiality and non-solicitation provisions that extend for 12 months after termination or resignation of employment with the Company. On April 17, 2023, Thembeka Machaba was given a one-time cash award with a target value of $456,250, subject to time-and performance-vesting conditions. The grant was made during a period of increased employee turnover and increased demand for executive talent. It was essential to future operations that Freshpet keep the skill set and talents Ms. Machaba brings. This award is intended to preserve Ms. Machaba’s employment with the company for a minimum of two years. Given this, 50 percent of this award will cliff vest on March 15, 2025. The remaining 50 percent of the award vests subject to adjusted EBITDA and net sales achievement, the goals for which are not disclosed due to the potential for competitive harm.

Inducement Grants to Todd Cunfer

In December 2022, we granted our CFO, Mr. Cunfer, an inducement grant of stock options in accordance with the Nasdaq Marketplace Rules. Mr. Cunfer’s inducement grant consisted of 40,120 time-vesting options and 22,381 restricted stock units.

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

Compensation Risk Assessment

As a publicly traded company, we are subject to SEC rules regarding risk assessment. Those rules require a publicly traded company to determine whether any of its existing compensation plans, programs, or arrangements create risks that are reasonably likely to have a material adverse effect on the Company. We do not believe that our compensation plans, programs, or arrangements create risks that are reasonably likely to have a material adverse effect on Freshpet.

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

The Compensation Committee of Freshpet, Inc., Daryl G. Brewster (Chair) Olu Beck Leta D. Priest

EXECUTIVE COMPENSATION TABLES

2022 Summary Compensation Table

The following table sets forth the compensation for 2022 for each NEO. Compensation information for 2021 and 2020 is presented for individuals who were also our NEOs in those years.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Options Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
William B. Cyr(6) Chief Executive Officer	2022	620,000	—	—	282,720	12,200	914,920
	2021	600,000	—	—	153,440	11,600	765,040
	2020	600,000	—	14,701,112	545,940	11,400	15,858,452
Scott Morris President and Chief Operating Officer	2022	510,000	—	—	146,880	12,200	669,080
	2021	490,000	—	—	80,556	11,600	582,156
	2020	475,000	—	11,342,468	288,135	11,400	12,117,003
Todd Cunfer(7) Current Chief Financial Officer	2022	41,667	1,500,000	1,500,000	12,230	—	3,053,897
Thembi Machaba Senior Vice President, Human Resources	2022	340,000	—	—	65,280	2,448	407,728
Cathal Walsh Managing Director Europe	2022	348,379	156,235	—	60,000	—	564,614
	2021	429,231	149,977	—	35,275	—	614,483
	2020	285,000	—	3,204,674	103,767	—	3,593,441
Heather Pomerantz(8) Former Chief Financial Officer	2022	294,800	—	—		639,891	934,691
	2021	425,000	—	—	58,225	10,921	494,146
	2020	400,000	—	7,972,163	196,106	9,846	8,578,115
Richard Kassar(9) Interim Chief Financial Officer/Vice Chairman	2022	80,000	—	—	19,358	152,000	251,358
	2021	80,000	—	—	10,960	94,160	185,120
	2020	282,000	—	166,656	80,880	11,400	540,936

(1)	Amounts reflect base salary earned during the year, including any amounts voluntarily deferred under our qualified 401(k) plan.

(2)
Amounts reflect the aggregate grant date fair value of RSUs granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 9 to our consolidated financial statements included in our annual report.

(3)
Amounts reflect the aggregate grant date fair value of options granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 9 to our consolidated financial statements included in our annual report.

(4)
Amounts reflect cash awards earned by our NEOs under the Company’s annual incentive plan and with respect to ESG goals established for executives. Please see “Annual Incentive Awards” and “Executive ESG Goals” in the CD&A above for further information about our annual incentive plan.

(5)	Amounts reflect matching Company contributions under our 401(k) plan. In addition, includes for Ms. Pomerantz in 2022 amounts received in connection with her separation from the Company.

(6)	Mr. Cyr also serves as a member of the Board but does not receive any additional compensation for his service as a director.

(7)	Mr. Cunfer began serving as the Company’s Chief Financial Officer in December 2022.

(8)
Ms. Pomerantz began serving as the Company’s Chief Financial Officer in October 2020, at which time she became an NEO. Ms. Pomerantz departed from the Company on September 7, 2022. Ms. Pomerantz’s total compensation for 2022 includes $628,099 paid in connection with her separation from the Company.

(9)
Mr. Kassar began serving as the Company’s Interim Chief Financial Officer in September 2022 and served through November 2022. Mr. Kassar’s total compensation for 2022 reflects three months of employment for the year, with the remainder earned as consulting fees in his role as Vice Chairman. Mr. Kassar’s total compensation for 2021 reflects six months of employment for the year, with the remainder earned as consulting fees in his role as Vice Chairman.

2022 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs during 2022. Please see “Annual Incentive Awards” in the CD&A above for additional information about the non-equity incentive plan awards reflected in the table below. Please see the “2022 Outstanding Equity Awards at Fiscal Year-End” table below for additional information about the vesting parameters that are applicable to equity awards reflected in the table immediately below.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)		Maximum ($)
William B. Cyr	Annual Incentive	—	235,600	589,000		1,472,500	—		—	—	—
Scott Morris	Annual Incentive	—	122,400	306,000		765,000	—		—	—	—
Todd Cunfer	Annual Incentive	—	10,192	25,479	(1)	63,698	—		—	—	—
	Inducement Grant (Options)	12/1/2022	—	—		—	—		40,120	67.02	1,500,000
	Inducement Grant (RSUs)	12/1/2022	—	—		—	22,381		—	—	1,500,000
Thembeka Machaba	Annual Incentive	—	54,400	136,000		340,000	—		—	—	—
Cathal Walsh	Annual Incentive	—	50,000	125,000		312,500	—		—	—	—
	RSU Grant under 2014 Plan	3/14/2022	—	—		—	1,852	(4)	—	—	156,235	(5)
Heather Pomerantz	Annual Incentive	—	59,068	147,671	(2)	369,178	—		—	—	—
Richard Kassar (Interim CFO)	Annual Incentive	—	16,131	40,329	(3)	100,822	—		—	—	—
Richard Kassar (Vice Chairman)	Annual Incentive	—	24,000	60,000	(3)	150,000	—		—	—	—

(1)	Mr. Cunfer’s target bonus opportunity was prorated at 8% for 2022, based upon the number of full months during the year which he was employed with the Company.

(2)	Ms. Pomerantz’s target bonus opportunity was prorated at 67% for 2022, based upon the number of full months during the year which she was employed with the Company.

(3)
Mr. Kassar’s target bonus opportunity for his work as Interim Chief Financial Officer was prorated at 25% for 2022, based upon the time in which he served in that role. Mr. Kassar also received a bonus as Vice Chair, which was $60,000 for the remaining 75% of the year.

(4)	Scheduled to vest in three equal annual installments beginning March 14, 2023.

(5)
Amount reflects the aggregate grant date fair value of RSUs granted in the year computed in accordance with FASB ASC Topic 718 and is based on the valuation assumptions described in Note 9 to our consolidated financial statements included in our annual report.

2022 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2022. Vesting of awards reflected in the table is generally subject to continuous service with the Company, with accelerated vesting in certain circumstances, as reflected in the footnotes to the table.

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William B. Cyr	9/6/2016	1,000,000	—		—		10.23	9/6/2026	—		—		—	—
	12/24/2020	27,344	41,016	(1)	205,079	(2)	142.79	12/24/2030	—		—		—	—
Scott Morris	9/27/2016	123,000	—		—		8.90	9/27/2026	—		—		—	—
	4/3/2017	81,949	—		—		11.00	4/3/2027	—		—		—	—
	4/1/2020	7,808	2,603	(3)	2,604	(4)	63.87	4/1/2030	—		—		—	—
	12/24/2020	20,508	30,762	(1)	153,809	(2)	142.79	12/24/2030	—		—		—	—
Todd Cunfer	12/1/2022	—	40,120	(5)	—		67.02	12/1/2032	—		—		—	—
	12/1/2022	—	—		—		—	—	22,381	(5)	1,181,045	(6)	—	—
Thembeka Machaba	8/1/2020	3,333	1,667	(5)	—		96.05	8/1/2030	—		—		—	—
	12/24/2020	10,936	16,408		82,031	(2)	142.79	12/24/2030	—		—		—	—
Cathal Walsh	5/10/2016	20,463	—		—		9.05	5/10/2026	—		—		—	—
	4/3/2017	15,449	—		—		11.00	4/3/2027	—		—		—	—
	3/30/2018	16,092	—		—		16.45	3/30/2028	—		—		—	—
	4/1/2019	6,820	—		—		42.29	4/1/2029	—		—		—	—
	4/1/2020	3,287	1,645	(3)	—		63.87	4/1/2030	—		—		—	—
	10/1/2020	23,330	11,670	(7)	—		111.65	10/1/2030	—		—		—	—
	10/1/2020	—	—		20,000	(8)	111.65	10/1/2030	—		—		—	—
	3/12/2021	—	—		—		—	—	638	(9)	33,667	(6)	—	—
	3/14/2022	—	—		—		—	—	1,852	(9)	97,730	(6)	—	—
Richard Kassar	9/27/2016	79,800	—		—		8.90	9/27/2026	—		—		—	—
	4/3/2017	18,940	—		—		11.00	4/3/2027	—		—		—	—
	3/30/2018	9,723	—		4,471	(4)	16.45	3/30/2028	—		—		—	—
	4/1/2019	11,447	—		—		42.29	4/1/2029	—		—		—	—
	4/1/2020	5,478	1,371	(3)	1,371	(4)	63.87	2/1/2030	—		—		—	—
	3/12/2021	552	1,105	(3)	1,658	(4)	—	—	—		—		—	—
	3/14/2022	—	—		—		—	—	1,481	(5)	78,152	(6)	—	—
Heather Pomerantz	1/12/2020	10,000	5,000	(3)	—		60.70	1/12/2030	—		—		—	—
	4/1/2020	4,930	1,645	(3)	3,289	(4)	63.87	4/1/2030	—		—		—	—
	12/24/2020	13,672	20,508	(1)	102,539	(2)	142.79	12/24/2030	—		—		—	—

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

(5)	Scheduled to vest annually in approximately equal installments on the first three anniversaries of the grant date, subject to the Executive’s continued employment through such vesting dates.

(6)	Amount reflects the value as of December 31, 2022 based on the Company’s closing stock price of $52.77 as of December 30, 2022, the last trading day during 2022.

(7)
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

(9)
Scheduled to vest in three equal annual installments on the first three anniversaries of the grant date, with accelerated vesting in full upon termination due to death or Disability, Involuntary Termination Without Cause or Voluntary Resignation with Good Reason (as each is defined in the award agreement).

2022 Options Exercises and Stock Vested

The following table sets forth certain information regarding vesting of stock awards owned by one of our NEOs during 2022. None of our NEOs exercised of stock options by our NEOs in 2022.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
William B. Cyr	—	—
Scott Morris	—	—
Todd Cunfer	—	—
Thembi Machaba	—	—
Cathal Walsh	318	29,170
Richard Kassar	—	—
Heather Pomerantz	—	—

(1)	Reflect the market value of the underlying shares on the vesting date based on $91.73, the closing price of the common stock on March 11, 2022, the last trading date prior to the vesting date.

Pension Benefits

Currently, the Company does not sponsor or adopt any pension plans (other than our 401(k) plan).

Nonqualified Deferred Compensation

Currently, the Company does not sponsor or adopt a nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

The following table sets forth information regarding the severance payments and the change in control payments that could have been made to our NEOs had they experienced a termination of employment or a change in control as of December 30, 2022. The fair market value of a share of our common stock on December 30, 2022, was $52.77. The table only includes information for employment termination and change in control events that trigger vesting or severance-related payments, and assumes that each NEO will take all action necessary to receive the maximum available benefit, such as execution of a release of claims. Any amounts payable to the NEOs in the event of a change in control of the Company may be subject to reduction under Code Sections 280G and 4999. The amounts below are estimates of the incremental amounts that could be received upon a change in control or termination of employment; the actual amount could be determined only at the time of any actual change in control or termination of employment.

In connection with Ms. Pomerantz’s departure from the Company, on October 13, 2022, the Company and Ms. Pomerantz entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) pursuant to which Ms. Pomerantz is entitled to receive (i) a continuation of her annual base salary until September 30, 2023, (ii) payment for the employer portion of the premiums for her continued health coverage until the earliest of September 30, 2023, the date that she becomes eligible for coverage under a subsequent employer’s plan, or the date that she ceases to be eligible for continued coverage, (iii) a pro-rated annual bonus for fiscal year 2022 (if any), to be paid in 2023, in an amount to be determined based upon the actual level of achievement of any applicable performance goals as identified by the Company, its board of directors or a committee thereof and (iv) a sum of $75,000, payable in three equal monthly installments over a period of three months, beginning in October 2022 and ending in December 2022, for her consultancy services during such time in assisting with the orderly transition of her former duties.

Name	Cash ($)		COBRA ($)		Equity ($)(15)		Total ($)
William B. Cyr
Termination due to permanent disability	—		46,363	(1)	—	(5)	46,363
Involuntary termination (13)	2,720,250	(2)	46,363	(1)	—	(5)	2,766,613
Change in control	—		—		—		—
Involuntary termination after change in control	2,720,250	(2)	46,363	(1)	—	(6)	2,766,613
Scott Morris
Termination due to permanent disability	—		30,908	(3)	—	(7)	30,908
Involuntary termination (14)	656,880	(4)	30,908	(3)	—	(7)	687,788
Change in control	—		—		—		—
Involuntary termination after change in control	656,880	(4)	30,908	(3)	—	(8)	687,788
Heather Pomerantz
Termination due to permanent disability	—		—		—		—
Involuntary termination (13)	392,421	(11)	—		—	(9)	392,421
Change in control	—		—		—	(9)	—
Involuntary termination after change in control	—		—		—	(10)	—
Todd Cunfer
Termination due to permanent disability	—		30,908	(3)	—		30,908
Involuntary termination (13)	512,230	(4)	30,908	(3)	580,839	(12)	1,123,977
Change in control	—		—		580,839	(12)	580,839
Involuntary termination after change in control	512,230	(4)	30,908	(3)	580,839	(12)	1,123,977
Cathal Walsh
Termination due to permanent disability	—		---		—		---
Involuntary termination (13)	348,513	(4)	---		82,004	(14)	430,518
Change in control	—		—		82,004	(14)	82,004
Involuntary termination after change in control	348,513	(4)	---		82,004	(14)	430,518
Richard Kassar
Termination due to permanent disability	—		—		---		---

Involuntary termination (13)	—	—	78,152	(15)	78,152
Change in control	—	—	78,152	(15)	78,152
Involuntary termination after change in control	—	—	78,152	(15)	78,152
Thembeka Machaba
Termination due to permanent disability	—	—	—		—
Involuntary termination (13)	—	—	—	(16)	—
Change in control	—	—	—	(16)	—
Involuntary termination after change in control	—	—	—	(16)	—

(1)	Amount reflects the cost of COBRA premiums for 18 months following termination.

(2)	Amount reflects 1.5 times the sum of Mr. Cyr’s base salary and target bonus for a period of 18 months.

(3)	Amounts reflect the cost of COBRA premiums for one year following termination.

(4)	Amounts reflect (i) one year of base salary and (ii) pro-rated bonus based on actual performance for the 2022 performance year.

(5)
As of December 31, 2022, Mr. Cyr held unvested performance-vesting options to purchase 205,079 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon a termination by the Company other than for cause.

(6)
As of December 31, 2022, Mr. Cyr held unvested (i) performance-vesting options to purchase 205,079 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 41,016 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company.

(7)
As of December 31, 2022, Mr. Morris held unvested performance-vesting options to purchase 153,809 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon a termination by the Company other than for cause.

(8)
As of December 31, 2022, Mr. Morris also held unvested (i) performance-vesting options to purchase 153,809 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 30,762 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon an Involuntary Termination within a two years after a change in control of the Company.

(9)
As of December 31, 2022, Ms. Pomerantz held unvested performance-vesting options to purchase 102,539 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon a termination by the Company other than for cause.

(10)
As of December 31, 2022 Ms. Pomerantz held 6,646 time-vesting options which would fully accelerate upon an Involuntary Termination within two years following a change in control at prices greater than $52.77 per share. As of December 31, 2022, Ms. Pomerantz also held unvested (i) performance-vesting options to purchase 102,539 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within a two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 20,508 shares of stock with an exercise price of $142.79 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company.

(11)
As of December 31, 2022, Ms. Pomerantz had terminated employment with the company. In connection with Ms. Pomerantz’s departure from the Company, on October 13, 2022, the Company and Ms. Pomerantz entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) pursuant to which Ms. Pomerantz is entitled to receive (i) a continuation of her annual base salary until September 30, 2023, (ii) payment for the employer portion of the premiums for her continued health coverage until the earliest of September 30, 2023, the date that she becomes eligible for coverage under a subsequent employer’s plan, or the date that she ceases to be eligible for continued coverage, (iii) a pro-rated annual bonus for fiscal year 2022 (if any), to be paid in 2023, in an amount to be determined based upon the actual level of achievement of any applicable performance goals as identified by the Company, its board of directors or a committee thereof and (iv) a sum of $75,000, payable in three equal monthly installments over a period of three months, beginning in October 2022 and ending in December 2022, for her consultancy services during such time in assisting with the orderly transition of her former duties.

(12)
As of December 31, 2022, Mr. Cunfer held unvested (i) time-vesting options to purchase 40,120 shares of stock with an exercise price of $67.02 which would have fully accelerated in connection with a change of control occurring on December 31, 2022 if the options had not been assumed, repurchased by the Company, or terminated. Mr. Cunfer also had 11,007 restricted stock units which would have fully accelerated in connection with a change of control occurring on December 31, 2022.

(13)	An “Involuntary Termination” means a termination by the Company without cause or by the NEO for good reason.

(14)
As of December 31, 2022, Mr. Walsh held unvested (i) time-vesting options to purchase 11,670 shares of stock with an exercise price of $111.65 which would have fully accelerated in connection with a change of control occurring on December 31, 2022 if the options had not been assumed, repurchased by the Company, or terminated and (ii) performance-vesting options to purchase 20,000 shares of stock with an exercise price of $111.65 which would have vested in full upon a change in control of the Company if, in connection with a change of Control of the Company, the options were not assumed, repurchased by the Company, or terminated. Mr. Walsh also held 1,554 shares of restricted stock shown at a value of $52.77 per share which would have vested in full upon a change in control of the Company if, in connection with a change of Control of the Company, the options were not assumed, repurchased by the Company, or terminated.

(15)
As of December 31, 2022, Mr. Kassar held unvested (i) performance-vesting options to purchase 3,029 shares of stock with an exercise price greater than $52.77 which would have accelerated upon an Involuntary Termination within two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 2,467 shares of stock with an exercise price greater than $52.77 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company. Mr. Kassar also held 1,481 shares of restricted stock shown at a value of $52.77 per share which would have vested in full upon a change in control of the Company if, in connection with a change of Control of the Company, the options were not assumed, repurchased by the Company, or terminated.

(16)
As of December 31, 2022, Ms. Machaba held unvested (i) performance-vesting options to purchase 82,031 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 16,408 shares of stock with an exercise price of $142.79 and 1,667 shares of stock with an exercise price of $96.05 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company.

(17)	No equity value was attributable to options with an exercise price at or above the December 31, 2022 stock price of $52.77.

CEO PAY RATIO

To determine the ratio of our CEO’s annual total compensation to the median annual total compensation of all our employees excluding the CEO, we identified, as of December 31, 2022, the median employee using annual base salary. We sorted the data set from lowest to highest salary using salary amounts calculated as of December 31, 2022, noting that all salaries were annualized for employees who were new hires or worked a partial year and without excluding any employees from the data set. We believe this measure reasonably reflects the typical annual compensation of our employee population and is a consistently applied compensation measure for all employees.

We estimate that the median employee’s 2022 total compensation was $63,045, as calculated pursuant to the Summary Compensation Table Rules. Mr. Cyr’s 2022 total compensation was $891,360 which was approximately 14 times that of the median of the annual total compensation of all our employees (1:14 ratio).

DIRECTOR COMPENSATION

The full Board approved director compensation for 2022, based on the recommendation of the Compensation Committee with assistance from KF, and in accordance with the Company’s non-employee director compensation program. For 2022, each non-employee member of the Board who served for the entire year received an annual cash retainer of $60,000, paid quarterly. In 2022, each Board member was also granted an award of restricted shares under our 2014 Plan, which vest on the first anniversary of the grant date, subject to continued service, with an upfront grant date value of $119,960 (or $169,985 for the Chair of the Board). In addition, certain directors who served as Chairs of Board committees received additional cash payments for 2022 as follows: $15,000 for the Chair of the Company’s Audit Committee and $7,500 each for the Chairs of the Compensation Committee and the Nominating, Governance and Sustainability Committee. Certain directors who served on multiple committees also received additional cash payments for 2022 of $5,000.

The following table shows compensation paid to each of our non-employee directors who served during 2022. Mr. Cyr, our Chief Executive Officer, also serves as a director of the Company, but did not receive any additional compensation for his service as a director. Please see the “2022 Summary Compensation Table” for the compensation received by Mr. Cyr as Chief Executive Officer of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Charles A. Norris (2)	60,000	169,985	229,985
J. David Basto	60,000	119,960	179,960
Olu Beck (6)	65,000	119,960	184,960
Daryl G. Brewster (3)	67,500	119,960	187,460
Lawrence S. Coben	60,000	119,960	179,960
Walter N. George III (4)	67,500	119,960	187,460
Jacki S. Kelley	60,000	119,960	179,960
Leta D. Priest	60,000	119,960	179,960
Craig D. Steeneck (5)	75,000	119,960	194,960

(1)
Represents the aggregate grant date fair value of shares of restricted Common Stock granted under our 2014 Plan without regard to forfeitures, computed in accordance with FASB ASC Topic 718 and is based on the valuation assumptions described in Note 9 to our consolidated financial statements included in our annual report. This amount does not reflect the actual economic value realized by the director. The stock awards reflected in the table comprise all outstanding equity awards held by our non-employee directors at the end of 2022. As of December 31, 2022, each of the non-employee directors held 1,422 unvested restricted shares, (or, in the case of Mr. Norris, 2,015 shares).

(2)	Charles A. Norris serves as Chair of the Board.

(3)	Daryl G. Brewster serves as Chair of the Compensation Committee.

(4)	Walter N. George III serves as Chair of the Nominating, Governance and Sustainability Committee.

(5)	Craig D. Steeneck serves as the Chair of the Audit Committee.

(6)	During 2022, Olu Beck served on two committees: the Audit Committee and the Compensation Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 24, 2022, by:

●	each person known by us to beneficially own 5% or more of our outstanding common stock;
●	each of our directors and named executive officers; and
●	all of our directors and executive officers as a group.

The numbers listed below are based on 48,111,646 shares of our common stock outstanding as of April 24, 2022. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
The Vanguard Group, Inc. (2)	4,423,502	9.2%
JANA Partners LLC (3)	4,145,087	8.6%
Wasatch Advisors LP (4)	3,353,636	7.0%
FMR LLC (5)	2,660,064	5.5%
Wellington Management Group LLP (6)	2,443,050	5.1%

Named Executive Officers and Directors:
William B. Cyr (7)	1,104,695	2.3%
Charles A. Norris (8)	597,869	1.2%
J. David Basto	35,147	*
Olu Beck	6,483	*
Daryl G. Brewster	54,761	*
Lawrence S. Coben	51,738	*
Walter N. George III	46,176	*
Jacki S. Kelley	8,566	*
Craig D. Steeneck	29,384	*
Leta D. Priest	9,640	*
Todd E. Cunfer	11,007	*
Scott Morris (9)	355,645	*
Cathal Walsh	91,502	*
Thembeka Machaba	14,269	*
Richard Kassar	41,246	*
Heather Pomerantz	6,000	*
Executive Officers and Directors as a Group (14 persons) (10)	2,464,128	5.1%

*	Less than 1%
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
Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his or her spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 24, 2023 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person.

(2)
Represents shares of common stock beneficially owned as of December 30, 2022, based on a Schedule 13G filed on February 9, 2023, by The Vanguard Group, Inc., pursuant to which The Vanguard Group, Inc. reports sole voting power over zero shares, shared voting power over 19,446 shares, sole dispositive power over 4,357,754 shares and shared dispositive power over 65,748 shares. In such filing The Vanguard Group, Inc., lists its address as 100 Vanguard Blvd., Malvern, PA 19355.

(3)
Represents shares of common stock beneficially owned as of December 13, 2022, based on Amendment No. 2 to a Schedule 13D filed on December 13, 2022, by JANA Partners LLC. In such filing, JANA Partners LLC lists its address as 767 Fifth Avenue, 8

(4)
Represents shares of common stock beneficially owned as of December 31, 2022, based on Amendment No. 2 to a Schedule 13D filed on February 8, 2023, by Wasatch Advisors LP. In such filing, Wasatch Advisors LP lists its address as 505 Wakara Way, Salt Lake City, UT 84108.

(5)
Represents shares of common stock beneficially owned as of December 30, 2022, based on a Schedule 13G filed on February 9, 2023, by FMR LLC. In such filing, FMR LLC lists its address as 245 Summer Street, Boston, Massachusetts 02210.

(6)
Represents shares of common stock beneficially owned as of December 30, 2022, based on a Schedule 13G filed on February 6, 2023, by Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP (together, “Wellington”), pursuant to which Wellington reports shared voting power over 2,139,722 shares and shared dispositive power over 2,443,050 shares. In such filing, Wellington lists its address as 280 Congress Street, Boston, MA 02210.

(7)
Includes 77,351 shares of common stock and 1,027,344 options to purchase common stock held by Mr. Cyr directly, 55,000 options to purchase shares of common stock held by his spouse, 107,500 options to purchase shares of common stock held by Irrevocable Spousal Trust for Linda W. Cyr, and 95,000 options to purchase shares of common stock held by Linda W. Cyr 2020 Irrevocable Trust for Descendant.

(8)
Includes 32,188 shares of common stock held by Mr. Norris directly, 503,568 shares of common stock held by Norris Trust Ltd 6/18/02, 30,000 shares of common stock held by the Charles Norris 2020 Annuity Trust and 30,000 shares held by the Margaret Norris 2020 Annuity Trust.

(9)	Of this amount, Mr. Morris has indicated that 95,530 shares of common stock are pledged as collateral in a brokerage account.
(10)	Excludes Ms. Pomerantz and Mr. Kassar, as they are no longer executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The Company administers three current equity compensation plans: our 2014 Plan, a 2016 inducement grant of stock options to Mr. Cyr, and a 2022 inducement grant of stock options and restricted stock units to Mr. Cunfer. The following table provides information as of December 31, 2022 regarding shares of our common stock that may be issued under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	2,593,468	(2)	—	383,883
Equity Compensation Plans Not Approved by Security Holders	1,077,501	(3)	14.23	—
Total	3,670,969			383,883

(1)	RSUs reflected in column (a) are not reflected in these weighted-average exercise prices.

(2)	Includes 2,317,468 options outstanding under our 2014 Plan with a weighted average exercise price of $90.30; and 276,000 RSUs outstanding under our 2014 Plan;

(3)
Reflects a September 2016 inducement grant to our CEO, Mr. Cyr, a December 1, 2022 inducement grant to our CFO, Mr. Cunfer, which grants are described below, and a January 2020 inducement grant to our former CFO, Ms. Pomerantz.

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

Inducement Grant to Mr. Cunfer

In December 2022, we granted our CFO, Mr. Cunfer, an inducement grant of stock options in accordance with the Nasdaq Marketplace Rules. Mr. Cunfer’s inducement grant consisted of 40,120 time-vesting options and 22,381 restricted stock units.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

Our independent registered public accounting firm is KPMG LLP, Short Hills, New Jersey, Auditor ID: 185

The following table presents fees for professional services rendered by our current independent registered public accounting firm, KPMG, for the fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees (1)	$1,759,000	$1,085,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	1,900	1,900
Total	$1,760,900	$1,086,900

(1)
Audit Fees: Includes fees related to the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements as well as services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

(2)	All Other Fees: Includes fees related to KPMG’s Accounting Research Online (“ARO”) Subscription.

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

All services provided by KPMG for 2022 and 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)
Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2022 10-K filed on February 28, 2023.

(2)	Financial Statement Schedules—None.

(3)	Exhibits—The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 4, 2022)

3.2	Amended and Restated Bylaws of Freshpet, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 4, 2022)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed)

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

10.11+	Summary of Non-Employee Director Compensation Arrangements (previously filed)

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

10.14+
Offer Letter Agreement, dated as of December 16, 2019, by and between Freshpet, Inc. and Heather Pomerantz(incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2021)

10.15+
Separation Agreement and General Release of Claims, dated October 13, 2022, by and among the Company and Heather Pomerantz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)

10.16
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

10.22+
Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

21.1	List of Subsidiaries (previously filed)

23.1	Consent of KPMG LLP (previously filed )

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( previously filed)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022, relating to the Registrant's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2022

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022, relating to the Registrant's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2022

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Documents

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*          Filed herewith.
+          Indicates a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2023.

FRESHPET, INC.

By:	/s/ Todd Cunfer
Name:	Todd Cunfer
Title:	Chief Financial Officer