Form 10-Q
period 2023-03-31
Freshpet, Inc.
filed 2023-05-08
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, the registrant had 48,120,811 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” "target," “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to meet our sustainability targets, goals, and commitments, including due to the impact of climate change;
•	changes in global economic and financial market conditions generally, such as inflation and interest rate increases;
•	the impact of various worldwide or macroeconomic events, such as the ongoing conflict between Russia and Ukraine, on the U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•

our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and building capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens (as defined below);

•	our ability to successfully implement new processes and systems as we continue to stabilize and improve our new ERP;
•

our ability to timely complete the construction at our Freshpet Kitchens South and Freshpet Kitchens Ennis (our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis collectively, “Freshpet Kitchens") and achieve the anticipated benefits therefrom;

•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to match our manufacturing capacity with demand;
•	the impact of government regulation, scrutiny, warnings and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;

•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by inflation;
•	our ability to manage our supply chain effectively;
•	global or local pandemic, such as COVID-19;
•	actions of activist stockholders;
•	volatility in the price of our common stock; and
•

other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337,143	$132,735
Short-term investments	49,326	—
Accounts receivable, net of allowance for doubtful accounts	49,513	57,572
Inventories, net	66,319	58,290
Prepaid expenses	7,751	9,778
Other current assets	3,092	3,590
Total Current Assets	513,144	261,965
Property, plant and equipment, net	826,152	800,586
Deposits on equipment	2,936	3,823
Operating lease right of use assets	4,808	5,165
Equity method investment	—	25,418
Long term investment in equity securities	24,438	—
Other assets	28,539	28,426
Total Assets	$1,400,017	$1,125,383
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,391	$55,088
Accrued expenses	27,805	33,016
Current operating lease liabilities	1,543	1,510
Total Current Liabilities	$55,739	$89,614
Convertible senior notes	391,567	—
Long term operating lease liabilities	3,804	4,200
Total Liabilities	$451,110	$93,814
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,123 issued and 48,109 outstanding on March 31, 2023, and 48,051 issued and 48,037 outstanding on December 31, 2022	48	48
Additional paid-in capital	1,267,642	1,325,524
Accumulated deficit	(319,903)	(295,117)
Accumulated other comprehensive income	1,376	1,370
Treasury stock, at cost — 14 shares on March 31, 2023 and on December 31, 2022	(256)	(256)
Total Stockholders' Equity	948,907	1,031,569
Total Liabilities and Stockholders' Equity	$1,400,017	$1,125,383

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2023	2022
NET SALES	$167,522	$132,171
COST OF GOODS SOLD	116,762	87,419
GROSS PROFIT	50,760	44,753
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	72,271	60,631
LOSS FROM OPERATIONS	(21,511)	(15,878)
OTHER (EXPENSES)/INCOME:
Other Income, net	946	258
Interest Expense	(3,171)	(571)
	(2,225)	(313)
LOSS BEFORE INCOME TAXES	(23,736)	(16,191)
INCOME TAX EXPENSE	70	41
LOSS ON EQUITY METHOD INVESTMENT	980	1,310
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,786)	$(17,542)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$6	(362)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6	(362)
TOTAL COMPREHENSIVE LOSS	$(24,780)	$(17,904)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.52)	$(0.40)
-DILUTED	$(0.52)	$(0.40)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	48,047	43,437
-DILUTED	48,047	43,437

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	35	—	1,954	—	—	—	—	1,954
Vesting of restricted stock units	23	—	(602)	—	—	—	—	(602)
Share-based compensation expense	—	—	6,977	—	—	—	—	6,977
Foreign currency translation	—	—	—	—	6	—	—	6
Purchase of capped call option	—	—	(66,211)	—	—	—	—	(66,211)
Net loss	—	—	—	(24,786)	—	—	—	(24,786)
BALANCES, March 31, 2023	48,109	$48	$1,267,642	$(319,903)	$1,376	14	$(256)	$948,907

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	22	—	232	—	—	—	—	232
Vesting of restricted stock units	14	—	(323)	—	—	—	—	(323)
Share-based compensation expense	—	—	6,295	—	—	—	—	6,295
Foreign currency translation	—	—	—	—	(362)	—	—	(362)
Net loss	—	—	—	(17,542)	—	—	—	(17,542)
BALANCES, March 31, 2022	43,485	$43	$961,914	$(253,165)	$(482)	14	$(256)	$708,054

See accompanying notes to the unaudited consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,786)	$(17,542)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss (gains) on accounts receivable	(2)	(25)
Loss on disposal of equipment	268	43
Share-based compensation	8,415	6,295
Inventory obsolescence	(29)	(149)
Depreciation and amortization	14,492	8,007
Write-off and amortization of deferred financing costs and loan discount	2,478	132
Change in operating lease right of use asset	357	310
Loss on equity method investment	980	1,310
Changes in operating assets and liabilities:
Accounts receivable	9,182	(26,653)
Inventories	(8,000)	(9,588)
Prepaid expenses and other current assets	2,525	717
Other assets	(3,664)	(990)
Accounts payable	(10,724)	5,449
Accrued expenses	(4,869)	(1,811)
Other lease liabilities	(363)	(290)
Net cash flows used in operating activities	(13,740)	(34,785)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(49,326)	—
Investments in equity method investment	—	(3,294)
Acquisitions of property, plant and equipment, software and deposits on equipment	(58,039)	(55,888)
Net cash flows used in investing activities	(107,365)	(59,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	834	232
Tax withholdings related to net shares settlements of restricted stock units	(602)	(323)
Proceeds from borrowings under Credit Facility	—	51,000
Purchase of capped call option	(66,211)	—
Proceeds from issuance of convertible senior notes	393,518	—
Debt issuance costs	(2,026)	—
Net cash flows provided by financing activities	325,513	50,909
NET CHANGE IN CASH AND CASH EQUIVALENTS	204,408	(43,058)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,735	72,788
CASH AND CASH EQUIVALENTS, END OF PERIOD	$337,143	$29,730
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,216	$421
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$25,943	$51,572
Receivable from exercise of options to purchase common stock	$1,120	$—

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations and changes to stockholders’ equity for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Investment in unconsolidated company – The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption  may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company had the ability to exercise significant influence based on our representation on and the makeup of the investee's Board of Directors. The Company has elected to record its share of equity in income (losses) of equity method investment on a one-quarter lag based on the most recently available financial statements.

In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by our proportionate share of the net income or loss.

On  March 10, 2022, the Company invested $3,300 to maintain our 19% interest in a privately held company that operates in our industry, with our investments to date totaling $31,200. The Company concluded that it is not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct activities that most significantly impact economic performance. The Company has accounted for the investment under the equity method of accounting based on our ability to exercise significant influence even though the Company's percentage of ownership is below 20%. The basis difference between the Company's carrying value of its investment and the amount of underlying equity in net assets of the privately held company is not material to the Company's consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under ASC Topic 321 ("ASC 321"), Investments - Equity Securities. Because the investee is a privately held company, there is not a means to obtain a readily determinable fair value of the entity. The Company follows ASC Topic 321 using the measurement alternative to measure investments in investees that do not have readily determinable fair value and over which the Company does not have significant influence. Under ASC 321, the initial carrying value of the investment is equal to the previous carrying amount of the investment under the equity method. As the Company has historically recorded their proportionate share of income or loss from the investee on a one-quarter lag, the final adjustment to the carrying value of the investment will be recorded in June 2023. The carrying amount of the investment is subsequently adjusted for any impairment or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. Dividends and distributions from the investee are recognized in the period in which they are received and recorded in other income on the condensed consolidated statement of operations. The Company performs a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment’s fair value in accordance with the principles of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. If the fair value is less than the investment’s carrying value, the entity recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value. There were no observable price changes, impairment or other matters that would require adjustment to the investment during the quarter ended  March 31, 2023.

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

March 2023 Issuance of $402.5 million of 3.00% Convertible Senior Notes (the "Convertible Senior Notes") - In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company evaluated the debt instrument and its embedded features to determine if the contract or the embedded components of the contract qualified as a derivative that would be required to be separately accounted for in accordance with the relevant accounting literature.

The Company accounts for its Convertible Senior Notes as a single liability measured at amortized cost. The Company uses the effective interest rate method to amortize the debt issuance costs to interest expense over the respective term of the Convertible Senior Notes.

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

As of March 31, 2023, the Company maintained Level 1 and Level 2 assets and liabilities.

Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, measured as a level 2 asset. Treasury bills have been classified as available-for-sale which may be sold before maturity or are not classified as held-to-maturity or trading. As of March 31, 2023, the Company had $24,732 of treasury bills within cash equivalents. Cash equivalents classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss). Change in fair value during the period was de minimus due to the short duration of such securities.

Short-Term Investments – The Company holds treasury bills with original maturities when purchased of greater than three months, measured as a Level 2 asset. Treasury bills have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Short-term investments classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss). Change in fair value during the period was de minimus due to the short duration of such securities.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Implementation Costs of Cloud Computing Arrangement – As of  March 31, 2023 and December 31, 2022, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $9,061 and $9,444, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended
	March 31,
	2023	2022
Grocery, Mass and Club	$146,798	$115,518
Pet Specialty and Natural	20,724	16,654
Net Sales (a)	$167,522	$132,171

(a) Online sales associated with each class of retailer are included within their respective total.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Recently Adopted Accounting Standards

The Company did not adopt any new Accounting Standard Updates during the quarter ended March 31, 2023.

Note 2 – Inventories:

	March 31,	December 31,
	2023	2022
Raw Materials and Work in Process	$20,530	$20,608
Packaging Components Material	6,920	6,186
Finished Goods	38,898	31,639
	66,348	58,433
Reserve for Obsolete Inventory	(29)	(143)
Inventories, net	$66,319	$58,290

Note 3 – Property, Plant and Equipment:

	March 31,	December 31,
	2023	2022
Refrigeration Equipment	$140,539	$137,875
Machinery and Equipment	200,115	199,504
Building, Land, and Improvements	458,474	458,800
Furniture and Office Equipment	14,121	14,040
Leasehold Improvements	1,319	1,319
Construction in Progress	169,589	134,338
	984,156	945,877
Less: Accumulated Depreciation	(158,004)	(145,291)
Property, plant and equipment, net	$826,152	$800,586

Depreciation expense related to property, plant and equipment totaled $14,394 for the three months ended March 31, 2023, of which $10,721 was recorded to cost of goods sold for the three months ended March 31, 2023, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $7,947 for the three months ended March 31, 2022, of which $4,701 was recorded to cost of goods sold for the three months ended March 31, 2022, with the remainder of depreciation and amortization expense recorded to selling, general and administrative expense.

Note 4 – Accrued Expenses:

	March 31,	December 31,
	2023	2022
Accrued Compensation and Employee Related Costs	$5,768	$8,559
Accrued Construction Costs	5,870	4,235
Accrued Chiller Cost	2,130	4,106
Accrued Customer Consideration	953	656
Accrued Freight	3,970	2,705
Accrued Production Expenses	2,033	3,755
Accrued Corporate and Marketing Expenses	2,760	3,794
Accrued Interest	331	922
Other Accrued Expenses	3,990	4,284
Accrued Expenses	$27,805	$33,016

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 5 – Debt:

On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement ("Credit Agreement"), which amended and restated in full the Company's Fifth Amended and Restated Loan and Security Agreement, dated as of April 17, 2020. The Credit Agreement provided for a $350,000 senior secured credit facility (as amended the "Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility"), which replaced the Company's prior $130,000 delayed draw term loan facility and $35,000 revolving loan facility. The Company incurred an additional $3,263 of fees associated with the debt modification, of which $2,797 of the fees were related to the Delayed Draw Term Loan ("DDTL") (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company’s policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets.

The Credit Facility had an original maturity date of February 19, 2026 and borrowings thereunder bore interest at variable rates depending on the Company's election, either at a base rate or at the adjusted term SOFR (which rate was to be calculated based upon a one-month tenor in effect on such date and was to be determined on a daily basis), in each case, plus an applicable margin. Subject to the Company's leverage ratio, the applicable margin varies between 0.75% and 2.25% for base rate loans and 1.75% and 3.25% for SOFR loans. The Company had the option to borrow term loans under the Delayed Draw Facility ("Delayed Draw Term Loans") until  August 19, 2023, subject to certain conditions. As of  August 19, 2022, the amount of any outstanding Delayed Draw Term Loans were to be repayable in equal consecutive quarterly installments equal to 1/28th of the total single term loan ("the Initial Combined Delayed Draw Term Loan"). Commencing on  August 19, 2023, the amount of any outstanding Delayed Draw Term Loans, combined with the Initial Combined Delayed Draw Term Loan, were to be repayable in equal consecutive quarterly installments equal to 1/28th of the outstanding Delayed Draw Term Loans and the remainder was to be due and payable on  February 19, 2026.

Borrowings under the Credit Facility were secured by substantially all of the Company's and certain of its subsidiaries' assets. The Credit Agreement required compliance with various covenants customary for agreements of this type, including financial covenants and negative covenants that limit, among other things, the Company's ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, permit a change of control, pay dividends or distributions, make investments, and enter into certain transaction with affiliates. The Credit Agreement also included events of default customary for agreements of this type. The Credit Facility included a quarterly commitment fee on any unused amounts at a per annum rate between 0.30% to 0.50% depending on the aggregate principal outstanding.

On April 29, 2022, the Company entered into the First Amendment to the Credit Agreement, which amendment, among other things, (i) made amendments to allow for the Company's projected capital expenditures without either triggering mandatory prepayment obligations or violating the covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate ("Term SOFR").

On March 13, 2023, the Company notified City National Bank, of Freshpet's intent to terminate the Credit Agreement, with such termination to become effective as of March 15, 2023 (the "Termination Date"), in connection with the proposed offering of the Convertible Notes.

As of March 31, 2023, the Termination date and December 31, 2022, the Company had no debt outstanding under the Credit Facility. There was $0 and $922 of accrued interest on the credit facilities as of March 31, 2023 and December 31, 2022, respectively. Interest expense and fees totaled $3,171 and $571 for the three months ended March 31, 2023 and 2022, respectively. Interest expense for the three months ended March 31, 2023, included debt issuance costs written off in conjunction with the termination of the Credit Facility of $2,478.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 6 – Convertible Senior Notes:

In March 2023, we issued $402,500 aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Notes”). The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the Convertible Notes were approximately $391,492 after deducting offering and issuance costs related to the Convertible Notes and before the 2023 Capped Call transactions, as described below.

The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.0% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023. The Convertible Notes will mature on April 1, 2028 unless earlier converted, redeemed or repurchased by us. Before January 3, 2028, noteholders will have the right to convert their Convertible Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of our common stock, par value $0.001 per share (the "common stock"), for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five consecutive business day period immediately after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes, as determined following a request by a holder or holders of the Convertible Notes in the manner described in indenture pursuant to which the Convertible Notes were issued and are governed (the “Indenture”), for each trading day of the measurement period, was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Notes for redemption, but only with respect to the convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events (e.g., a fundamental change or the making of certain distributions). On or after January 3, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert its Convertible Notes at any time, regardless of the foregoing circumstances.

We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate for the Convertible Notes is 14.3516 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $69.68 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, in connection with a make-whole fundamental change (as defined in the Indenture, which shall include among other things the Company's delivery of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or redemption, as the case may be.

We may not redeem the Convertible Notes prior to April 3, 2026. We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after April 3, 2026 and on or before the 40th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we send the notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, we may not redeem less than all of the outstanding Convertible Notes unless at least $100 million aggregate principal amount of Convertible Notes are outstanding and not called for redemption as of the time we send the related redemption notice.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid additional interest, if any, to, but excluding, the fundamental change repurchase date.

The effective interest rate for the Convertible Notes was 3.59%. Transaction costs of $11,008 attributable to the issuance of the Convertible Notes were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the Convertible Notes using the effective interest method.

The net carrying amount of the Convertible Notes consists of the following:

As of March 31, 2023
Principal balance	402,500
Unamortized issuance costs	(11,008)
Carrying value, net	391,492

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the period ended March 31, 2023, recognized related to the Convertible Notes consists of the following:

As of March 31, 2023
Contractual interest expense	331
Amortization of issuance costs	55
Total	386

The fair value of the Convertible Notes approximates the carrying value of the Convertible Notes, as the issuance of the Convertible Notes occurred at the end of March 2023.

Note 7 – Purchase of Capped Call Option:

In connection with the pricing of the Convertible Notes issued in March 2023, we used $66,211 of the net proceeds from the Convertible Notes to enter into privately negotiated capped call transactions (collectively, the “Capped Call Transactions”) with certain financial institutions.

The Capped Call Transactions are generally expected to reduce potential dilution to holders of our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of our common stock is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap.

The Capped Call Transactions have an initial cap price of approximately $120.23 per share, which represents a premium of 120% over the last reported sale price of our common stock of $54.65 per share on March 15, 2023, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of our common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in Additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 8 – Leases:

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

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	3.40
Weighted-average discount rate	6.16%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of March 31, 2023 were as follows:

Operating Lease Obligations	As of March 31, 2023
2023 (a)	$1,357
2024	1,511
2025	1,210
2026	1,239
2027 and beyond	337
Total lease payments	$5,654
Less: Imputed interest	(307)
Present value of lease liabilities	$5,347

(a)	Excluding the three months ended March 31, 2023.

A summary of rent expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$438	$438

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	Three Months Ended
	March 31,
Operating cash flow information:	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$445	$435

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 9 – Warrants:

In connection with an agreement to operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of March 31, 2023, there were $4,025 of warrants in prepaid expense and $1,726 of warrants in other assets.  As of December 31, 2022, there were $5,750 of warrants in prepaid expense and $1,438 of warrants in other assets.

During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.

Total amortization associated with partner warrants for the three months ended March 31, 2023 was $1,438.

Note 10 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2023 and 2022 was $8,415 and $6,295, respectively. During the three months ended March 31, 2023, 41 thousand stock options were exercised. During the three months ended March 31, 2023, 127 thousand service period restricted stock units were granted at a weighted average grant-date fair market value of $57.72. During the three months ended March 31, 2023, 12 thousand time-options were granted at a weighted average grant-date fair market value of $27.06. During the three months ended March 31, 2023, 23 thousand restricted stock units vested.

Note 11 – Earnings Per Share Attributable to Common Stockholders:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in FASB ASC Topic 260. In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with FASB ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net loss per share. Accordingly, any potential impact resulting from capped call transaction is excluded from our computation of diluted net loss per share. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2023 and 2022.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Service Period Stock Options	1,267	1,262
Restricted Stock Units	405	167
Performance Stock Options	992	956
Convertible Notes	5,776	—
Total	8,440	2,385

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

Note 13 – Commitments and Contingencies:

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

As of March 31, 2023, the discovery deadline was extended until May 31, 2023.

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

Note 14 – Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report").

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

Recent Developments

Convertible Senior Notes

On March 20, 2023 we issued $402.5 million principal amount of our 3.00% Convertible Senior Notes due 2028 (the “Convertible Notes”).

The Convertible Notes will accrue interest at a rate of 3.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023. The Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders will have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after January 3, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

In connection with the pricing of the Convertible Notes issued in March 2023, we used $66.2 million of the net proceeds from the Convertible Notes to enter into privately negotiated capped call transactions (collectively, the "Capped Call Transactions") with certain financial institutions.

The Capped Call Transactions have an initial cap price of approximately $120.23 per share, which represents a premium of 120% over the last reported sale price of our common stock of $54.65 per share on March 15, 2023, and is subject to certain adjustments under the terms of the Capped Call Transactions.

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 25,650 retail stores as of March 31, 2023. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $340.3 million as of December 31, 2022, of which approximately $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2022, of approximately $164.9 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2022, we had approximately $259.4 million of state NOLs, which expire between 2023 and 2041, and had $14.3 million of foreign NOLs which do not expire. At December 31, 2022, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$167,522	100%	$132,171	100%
Cost of goods sold	116,762	70	87,419	66
Gross profit	50,760	30	44,753	34
Selling, general and administrative expenses	72,271	43	60,631	46
Loss from operations	(21,511)	(13)	(15,878)	(12)
Other (expenses)/income, net	946	1	258	0
Interest expense	(3,171)	(0)	(571)	(0)
Loss before income taxes	(23,736)	(14)	(16,191)	(12)
Income tax expense	70	0	41	0
Loss on equity method investment	980	1	1,310	1
Net loss	$(24,786)	(15)%	$(17,542)	(13)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2023			2022
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$146,798	88%	20,046	$115,518	87%	18,425
Pet Specialty and Natural (2)	20,724	12%	5,604	16,654	13%	5,506
Net Sales (3)	$167,522	100%	25,650	$132,171	100%	23,931

(1)	Stores at March 31, 2023 and 2022 consisted of 14,156 and 12,985 Grocery and 5,890 and 5,440 Mass and Club, respectively.
(2)	Stores at March 31, 2023 and 2022 consisted of 5,129 and 5,031 Pet Specialty and 475 and 475 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $35.4 million, or 26.7%, to $167.5 million for the three months ended March 31, 2023 as compared to $132.2 million in the same period in the prior year. The $35.4 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $31.3 million, with the remaining growth in Pet Specialty and Natural. The net sales increase was driven by both velocity gains, and higher pricing.

Gross Profit

Gross profit was $50.8 million, or 30.3% as a percentage of net sales, for the three months ended March 31, 2023, compared to $44.8 million, or 33.9% as a percentage of net sales, in the prior year period. For the three months ended March 31, 2023, Adjusted Gross Profit was $64.4 million, or 38.5% as a percentage of net sales, compared to $50.6 million, or 38.3% as a percentage of net sales, in the prior year period. The decrease in reported gross profit as a percentage of net sales was primarily due to increased depreciation expense as we expand capacity, increased share-based compensation, and unabsorbed plant cost, partially offset by reduced input and quality cost as a percentage of net sales.

See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $72.3 million for the three months ended March 31, 2023, compared to $60.6 million in the prior year period. As a percentage of net sales, SG&A decreased to 43.1% for the three months ended March 31, 2023, compared to 45.9% in the prior year period. The decrease of 280 basis points in SG&A as a percentage of net sales was mainly a result of increased leverage on depreciation and option expense as the business scales, and reduced media and logistics cost as a percentage of net sales.

Adjusted SG&A for the three months ended March 31, 2023, was $61.5 million, or 36.7% as a percentage of net sales, compared to $51.2 million, or 38.7% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

As a result of the factors discussed above, loss from operations increased by $5.6 million to a loss from operations of $21.5 million for the three months ended March 31, 2023 as compared to a loss from operations of $15.9 million for the same period in the prior year.

Other Income

The Company recorded other income of $0.9 million for the three months ended March 31, 2023 as a result of interest income generated from cash and short-term investments.

Interest Expense

Interest expense increased $2.6 million to interest expense of $3.2 million for the three months ended March 31, 2023 as compared to interest expense of $0.6 million for the same period in the prior year. The increase was primarily driven by the termination of our Credit Agreement in the current period resulting in the write-off of unamortized fees of $2.5 million which were recorded to interest expense.

Loss on Equity Method Investment

Our loss on equity method investment for the three months ended March 31, 2023, was $1.0 million as compared to a loss on equity method investment of $1.3 million in the prior year period from the Company's 19% interest in a privately held company, as discussed in Note 1.

Net Loss

Net loss increased $7.2 million to a net loss of $24.8 million for the three months ended March 31, 2023, as compared to a net loss of $17.5 million for the same period in the prior year due to increased SG&A including, increased media spend of $4.4 million, higher depreciation and increased unabsorbed plant cost, partially offset by contribution profit from higher sales.

Adjusted EBITDA

Adjusted EBITDA was $3.0 million for the three months ended March 31, 2023, compared to a loss of $(0.3) million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expense. See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to EBITDA, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for factors that could cause our results to differ, in some cases materially.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense and non-cash share-based compensation. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, fees related to the Capped Call Transactions purchases, loss on disposal of equipment, and advisory fees related to activism engagement. EBITDA represents net income (loss) plus interest expense net of interest income, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, loss on disposal of equipment, fees related to the Capped Call Transactions purchases, and advisory fees related to activism engagement.

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

Additionally, Adjusted EBITDA excludes (i) non-cash share-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate the non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Net loss	$(24,786)	$(17,542)
Depreciation and amortization	14,492	7,986
Interest expense, net of interest income	2,225	571
Income tax expense	70	41
EBITDA	$(7,999)	$(8,944)
Loss on equity method investment	980	1,310
Loss on disposal of equipment	268	43
Non-cash share-based compensation	8,415	6,295
Enterprise Resource Planning (a)	801	1,018
Capped Call Transactions fees (b)	113	—
Activism engagement (c)	389	—
Adjusted EBITDA	$2,967	$(278)
Adjusted EBITDA as a % of Net Sales	1.8%	-0.2%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(b)	Represents fees associated with the Capped Call Transactions purchases.
(c)	Represents advisory fees related to activism engagement.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Gross profit	$50,760	$44,753
Depreciation expense	10,721	4,701
Non-cash share-based compensation	2,956	1,168
Adjusted Gross Profit	$64,437	$50,622
Adjusted Gross Profit as a % of Net Sales	38.5%	38.3%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
SG&A expenses	$72,271	$60,631
Depreciation and amortization expense	3,771	3,285
Non-cash share-based compensation	5,459	5,127
Loss on disposal of equipment	268	43
Enterprise Resource Planning (a)	801	1,018
Capped Call Transactions fees (b)	113	—
Activism engagement (c)	389	—
Adjusted SG&A Expenses	$61,470	$51,158
Adjusted SG&A Expenses as a % of Net Sales	36.7%	38.7%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(b)	Represents fees associated with the Capped Call Transactions purchases.
(c)	Represents advisory fees related to activism engagement.

Liquidity and Capital Resources

To meet our capital needs, we issued approximately $402.5 million in convertible notes in March 2023 (the “Convertible Notes”), used $66.2 million of the proceeds to enter into capped call transactions, and used $11.0 million of the proceeds on debt issuance related costs. Further, on March 13, 2023, the Company, notified City National Bank, of Freshpet's intent to terminate the Credit Agreement, and such termination became effective as of March 15, 2023 (the "Termination Date"), in connection with the proposed offering of the Convertible Notes. The Company had no borrowings outstanding under the Credit Agreement as of the date of the Termination Date.

We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 1, Ennis Phase 2, Ennis Chicken Processing and Freshpet Kitchens South. During the three months ended March 31, 2023, we spent approximately $60.0 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $180.0 million in the remainder of fiscal 2023 for all production projects and also new and replaced fridges, maintenance capex and other.

We expect to rely on our current and future cash flow from operations, may issue additional debt, and/or raise capital through our access to capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions.

Our ability to make future minimum interest payments on the Convertible Notes, and to refinance, any indebtedness and to fund any necessary expenditures for our growth will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. Future third-party financing may not be available on favorable terms or at all.

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, short-term investments, expected cash flow from operations, amounts raised through the issuance of the Convertible Notes and our ability to access the capital markets, if appropriate, are adequate to fund our debt requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors, including but not limited to increasing inflation and interest rates, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirements. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$337,143	$132,735
Short-term investments	49,326	—
Accounts receivable, net of allowance for doubtful accounts	49,513	57,572
Inventories, net	66,319	58,290
Prepaid expenses	7,751	9,778
Other current assets	3,092	3,590
Accounts payable	(26,391)	(55,088)
Accrued expenses	(27,805)	(33,016)
Current operating lease liabilities	(1,543)	(1,510)
Total Working Capital	$457,405	$172,351

Working capital consists of current assets net of current liabilities. Working capital increased $285.0 million to $457.4 million as of March 31, 2023 compared with working capital of $172.4 million as of December 31, 2022. The increase was primarily a result of an increase of $204.4 million in cash and cash equivalents as we fund our capital expansion plan, $49.3 million in short-term investments, a decrease in accounts payable of $28.7 million as a result of timing and capital expenditures of approximately $20.0 million related to our capital expansion plan, an increase in inventory of $8.0 million, and a decrease in accrued expenses of $5.2 million due to timing and capital expenditures of approximately $5.9 million related to our capital expansion plan. The increase was partially offset by a decrease in accounts receivable of $8.1 million.

We normally carry three to four weeks of finished goods inventory and less than 30 days of accounts receivable.

As of March 31, 2023, our capital resources consisted primarily of $337.1 million of cash and cash equivalents on hand and $49.3 million of short-term investments.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, short-term investments, and cash flow from operations.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows used in operating, investing and provided by financing activities and our ending balance of cash:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Cash at the beginning of period	$132,735	$72,788
Net cash used in operating activities	(13,740)	(34,785)
Net cash used in investing activities	(107,365)	(59,182)
Net cash provided by financing activities	325,513	50,909
Cash at the end of period	$337,143	$29,730

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash used in operating activities of $13.7 million for the three months ended March 31, 2023, was primarily attributed to:

•

$2.2 million of net income, adjusted for reconciling non-cash items, which excludes $27.0 million related to $14.5 million of depreciation and amortization, $8.4 million of share-based compensation including amortization of warrants, $2.5 million of amortization of deferred financing costs and loan discount, $1.0 million of loss on investments in equity method investment, $0.4 million of change in operating lease right of use asset and $0.3 million of loss on disposal of equipment.

This was offset by:

•	$15.9 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in inventories, accounts payable, other assets, and accrued expenses, primarily offset by the change in accounts receivable, and prepaid expenses and other current assets.

Net cash from operating activities of $34.8 million for the three months ended Month 31, 2022, was primarily attributed to:

•

$1.6 million of net loss, adjusted for reconciling non-cash items, which excludes $15.9 million related to $8.0 million of depreciation and amortization, $6.3 million of share-based compensation, and $1.3 million of losses on equity method investments.

This was offset by:

•	$33.2 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in accounts receivable, inventories and accrued expenses, primarily offset by the change in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities of $107.4 million for the three months ended March 31, 2023, was primarily attributed to:

•	$58.0 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•	$49.3 million purchase of short-term investments.

Net cash used in investing activities of $59.2 million for the three months ended March 31, 2022, was primarily attributed to:

•	$55.9 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•	$3.3 million investment in equity method investment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $325.5 million for the three months ended March 31, 2023, was primarily attributed to:

•	$393.5 million net proceeds from Convertible Notes.
•	$0.8 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$66.2 million for the purchase of a capped call option.
•	$2.0 million for debt issuance costs.
•	$0.6 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $50.9 million for the three months ended March 31, 2022, was primarily attributed to:

•	$51.0 million of proceeds from borrowings under our Credit Facility.
•	$0.2 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$0.3 million for tax withholdings related to net share settlements of restricted stock units.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are sometimes exposed to market risks from changes in interest rates on debt, changes in commodity prices, and changes in fair value of short-term investments.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three months ended March 31, 2023 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other expenses, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of March 31, 2023, there were no forward contracts outstanding.

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

We transitioned to a new enterprise resource planning (ERP) system during the first quarter of 2022. Implementation, integration and transition efforts are continuing. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows. See Note 11 — Commitments and Contingencies for additional discussion of pending litigation.

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

We have been subject to shareholder activism, including relating to the positions expressed by JANA Partners LLC in the Schedule 13D that it filed on September 22, 2022, as amended, and may be subject to such activism in the future, which could result in substantial costs and divert management's and our Board's attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. We may be subjected to a proxy contest or to litigation by activist investors and our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with ASU 2020-06, the Convertible Notes we issued are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.

In addition, the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period (or the date of issuance of the convertible note if not outstanding as of the beginning of the period), unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2022, the Company issued to operators of Freshpet Kitchens warrants to purchase up to an aggregate of 194,000 shares of our voting common stock, on a cashless exercise basis, at a price of $0.01 per share. The warrants were issued as partial consideration to this operator under our supply agreement with them for a value of approximately $9.8 million under that agreement.

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

Item 6.	Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2022)
3.2	Amended and Restated Bylaws of Freshpet, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2022)
4.1	Indenture, dated as of March 20, 2023, between Freshpet, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)
4.2	Form of certificate representing the 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)
4.3	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)
10.1	Separation Agreement and General Release of Claims, dated October 13, 2022, by and among the Company and Heather Pomerantz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2023	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)