Form 10-Q
period 2023-06-30
Freshpet, Inc.
filed 2023-08-07
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023 the registrant had 48,195,714 shares of common stock, $0.001 par value per share, outstanding.

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
•

other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent Quarterly Reports on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,048	$132,735
Short-term investments	114,437	—
Accounts receivable, net of allowance for doubtful accounts	51,889	57,572
Inventories, net	65,269	58,290
Prepaid expenses	8,182	9,778
Other current assets	3,315	3,590
Total Current Assets	487,140	261,965
Property, plant and equipment, net	865,237	800,586
Deposits on equipment	2,429	3,823
Operating lease right of use assets	4,358	5,165
Equity method investment	—	25,418
Long term investment in equity securities	23,528	—
Other assets	27,679	28,426
Total Assets	$1,410,371	$1,125,383
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,389	$55,088
Accrued expenses	43,477	33,016
Current operating lease liabilities	1,576	1,510
Total Current Liabilities	$77,442	$89,614
Convertible senior notes	392,048	—
Long term operating lease liabilities	3,097	4,200
Total Liabilities	$472,587	$93,814
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,199 issued and 48,185 outstanding on June 30, 2023, and 48,051 issued and 48,037 outstanding on December 31, 2022	48	48
Additional paid-in capital	1,275,510	1,325,524
Accumulated deficit	(336,855)	(295,117)
Accumulated other comprehensive (loss) income	(663)	1,370
Treasury stock, at cost — 14 shares on June 30, 2023 and on December 31, 2022	(256)	(256)
Total Stockholders' Equity	937,784	1,031,569
Total Liabilities and Stockholders' Equity	$1,410,371	$1,125,383

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET SALES	$183,331	$146,007	$350,853	$278,179
COST OF GOODS SOLD	124,087	94,927	240,849	182,346
GROSS PROFIT	59,244	51,080	110,004	95,833
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	75,996	69,215	148,267	129,846
LOSS FROM OPERATIONS	(16,752)	(18,135)	(38,263)	(34,013)
OTHER INCOME (EXPENSES):
Interest and Other Income (Expense), net	4,108	(21)	5,055	237
Interest Expense	(3,329)	(1,672)	(6,501)	(2,243)
	779	(1,693)	(1,446)	(2,006)
LOSS BEFORE INCOME TAXES	(15,972)	(19,828)	(39,708)	(36,019)
INCOME TAX EXPENSE	70	41	140	82
LOSS ON EQUITY METHOD INVESTMENT	910	717	1,890	2,027
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,952)	$(20,586)	$(41,738)	$(38,128)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(2,039)	1,849	$(2,033)	$1,487
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,039)	1,849	(2,033)	1,487
TOTAL COMPREHENSIVE LOSS	$(18,991)	$(18,737)	$(43,771)	$(36,641)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.35)	$(0.45)	$(0.87)	$(0.85)
-DILUTED	$(0.35)	$(0.45)	$(0.87)	$(0.85)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,132	45,636	48,089	44,691
-DILUTED	48,132	45,636	48,089	44,691

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2023	48,109	$48	$1,267,642	$(319,903)	$1,376	14	$(256)	$948,907
Exercise of options to purchase common stock	56	—	1,107	—	—	—	—	1,107
Vesting of restricted stock units	20	—	(248)	—	—	—	—	(248)
Share-based compensation expense	—	—	7,009	—	—	—	—	7,009
Foreign currency translation	—	—	—	—	(2,039)	—	—	(2,039)
Net loss	—	—	—	(16,952)	—	—	—	(16,952)
BALANCES, June 30, 2023	48,185	$48	$1,275,510	$(336,855)	$(663)	14	$(256)	$937,784

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2022	43,485	$43	$961,914	$(253,165)	$(482)	14	$(256)	$708,054
Exercise of options to purchase common stock	10	—	97	—	—	—	—	97
Vesting of restricted stock units	18	1	(890)	—	—	—	—	(889)
Share-based compensation expense	—	—	6,294	—	—	—	—	6,294
Shares issued in primary offering, net of issuance costs	4,320	4	337,845	—	—	—	—	337,849
Foreign currency translation	—	—	—	—	1,849	—	—	1,849
Net loss	—	—	—	(20,586)	—	—	—	(20,586)
BALANCES, June 30, 2022	47,834	48	$1,305,260	$(273,751)	$1,367	14	$(256)	$1,032,668

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	91	—	3,061	—	—	—	—	3,061
Vesting of restricted stock units	43	—	(850)	—	—	—	—	(850)
Share-based compensation expense	—	—	13,986	—	—	—	—	13,986
Purchase of capped call option	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	(2,033)	—	—	(2,033)
Net loss	—	—	—	(41,738)	—	—	—	(41,738)
BALANCES, June 30, 2023	48,185	$48	$1,275,510	$(336,855)	$(663)	14	$(256)	$937,784

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	32	—	329	—	—	—	—	329
Vesting of restricted stock units	32	1	(1,213)	—	—	—	—	(1,212)
Share-based compensation expense	—	—	12,589	—	—	—	—	12,589
Shares issued in primary offering, net of issuance costs	4,320	4	337,845	—	—	—	—	337,849
Foreign currency translation	—	—	—	—	1,487	—	—	1,487
Net loss	—	—	—	(38,128)	—	—	—	(38,128)
BALANCES, June 30, 2022	47,834	$48	$1,305,260	$(273,751)	$1,367	14	$(256)	$1,032,668

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,738)	$(38,128)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss (gains) on accounts receivable	8	(14)
Loss on disposal of equipment	464	89
Share-based compensation	16,862	12,589
Inventory obsolescence	-	3,455
Depreciation and amortization	28,930	15,888
Write-off and amortization of deferred financing costs and loan discount	3,034	398
Change in operating lease right of use asset	807	675
Loss on equity method investment	1,890	2,027
Amortization of discount on short-term investments	(996)	—
Changes in operating assets and liabilities:
Accounts receivable	5,675	(36,268)
Inventories	(6,979)	(28,560)
Prepaid expenses and other current assets	(430)	2,416
Other assets	(3,762)	(358)
Accounts payable	(7,488)	(421)
Accrued expenses	4,529	4,487
Operating lease liability	(1,037)	(677)
Net cash flows used in operating activities	(231)	(62,402)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(113,441)	(19,840)
Investments in equity method investment	—	(3,294)
Acquisitions of property, plant and equipment, software and deposits on equipment	(102,507)	(94,872)
Net cash flows used in investing activities	(215,948)	(118,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	—	337,849
Proceeds from exercise of options to purchase common stock	3,061	329
Tax withholdings related to net shares settlements of restricted stock units	(850)	(1,213)
Proceeds from borrowings under Credit Facility	—	78,000
Purchase of capped call option	(66,211)	—
Proceeds from issuance of convertible senior notes	393,518	—
Debt issuance costs	(2,026)	—
Net cash flows provided by financing activities	327,492	414,965
NET CHANGE IN CASH AND CASH EQUIVALENTS	111,313	234,557
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,735	72,788
CASH AND CASH EQUIVALENTS, END OF PERIOD	$244,048	$307,345
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,217	$1,265
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$34,799	$19,799
Capitalized interest in accrued expenses	$181	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On  March 10, 2022, the Company invested $3,300 to maintain our 19% interest in a privately held company that operates in our industry, with our investments to date totaling $31,200. The Company concluded that it is not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct activities that most significantly impact economic performance. Thus, in 2022, the Company accounted for the investment under the equity method of accounting based on our ability to exercise significant influence, based on our representation on and the makeup of the investee's Board of Directors, even though the Company's percentage of ownership is below 20%. The basis difference between the Company's carrying value of its investment and the amount of underlying equity in net assets of the privately held company is not material to the Company's consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under ASC Topic 321 ("ASC 321"), Investments - Equity Securities. Because the investee is a privately held company, there is not a means to obtain a readily determinable fair value of the entity. The Company follows ASC Topic 321 using the measurement alternative to measure investments in investees that do not have readily determinable fair value and over which the Company does not have significant influence. Under ASC 321, the initial carrying value of the investment is equal to the previous carrying amount of the investment under the equity method. As the Company has historically recorded their proportionate share of income or loss from the investee on a one-quarter lag, the final adjustment to the carrying value of the investment was recorded in June 2023. The carrying amount of the investment is subsequently adjusted for any impairment or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. Dividends and distributions, if any, from the investee would be recognized in the period in which they are received and recorded in other income on the consolidated statement of operations. The Company performs a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment’s fair value in accordance with the principles of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. If the fair value is less than the investment’s carrying value, the entity recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value. There were no observable price changes, impairment or other matters that would require adjustment to the investment during the quarter ended  June 30, 2023.

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

Fair Value of Financial Instruments – Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosure guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Our financial assets and liabilities include cash and cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash & cash equivalents and short-term investments in the form of held-to-maturity treasury bills that are not carried at fair value on the Consolidated Balance Sheet. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of June 30, 2023, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.

Certain financial and non-financial assets, including the equity method investment/investment in equity securities, operating lease right-of-use assets and property, plant and equipment are reported at their carrying values and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.

Refer to Note 6 for the fair value of our Convertible Senior Notes.

As of June 30, 2023, the Company maintained Level 1 and Level 2 assets and liabilities.

Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of June 30, 2023, the Company had $49,766 of treasury bills within cash equivalents, which included $358 of amortized discount.

Short-Term Investments – The Company holds treasury bills with original maturities when purchased of greater than three months, within short-term investments, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of June 30, 2023, the Company had $114,437 of treasury bills within short-term investments, which included $996 of amortized discount, and will mature within the third quarter of 2023.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Implementation Costs of Cloud Computing Arrangement – As of June 30, 2023 and December 31, 2022, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $8,678 and $9,444, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Grocery, Mass and Club	$164,343	$127,572	$311,141	$243,090
Pet Specialty and Natural	18,988	18,435	39,712	35,089
Net Sales (a)	$183,331	$146,007	$350,853	$278,179

(a) Online sales associated with each class of retailer are included within their respective total.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Recently Adopted Accounting Standards

The Company did not adopt any new Accounting Standard Updates during the quarter ended June 30, 2023.

Note 2 – Inventories, net:

	June 30,	December 31,
	2023	2022
Raw Materials and Work in Process	$19,481	$20,608
Packaging Components Material	5,826	6,186
Finished Goods	39,962	31,639
	65,269	58,433
Reserve for Obsolete Inventory	-	(143)
Inventories, net	$65,269	$58,290

Note 3 – Property, Plant and Equipment, net:

	June 30,	December 31,
	2023	2022
Refrigeration Equipment	$145,870	$137,875
Machinery and Equipment	220,514	199,504
Building, Land, and Improvements	473,154	458,800
Furniture and Office Equipment	14,626	14,040
Leasehold Improvements	1,319	1,319
Construction in Progress	180,230	134,338
	1,035,713	945,877
Less: Accumulated Depreciation	(170,476)	(145,291)
Property, plant and equipment, net	$865,237	$800,586

Depreciation expense related to property, plant and equipment totaled $14,346 and $28,740 for the three and six months ended June 30, 2023, respectively, of which $10,618 and $21,339 was recorded to cost of goods sold for the three and six months ended June 30, 2023, respectively, with the remainder of depreciation expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment totaled $7,832 and $15,779 for the three and six months ended June 30, 2022, respectively, of which $4,295 and $8,996 was recorded to cost of goods sold for the three and six months ended June 30, 2022, respectively, with the remainder of depreciation expense recorded to selling, general and administrative expense.

Note 4 – Accrued Expenses:

	June 30,	December 31,
	2023	2022
Accrued Compensation and Employee Related Costs	$9,771	$8,559
Accrued Construction Costs	12,007	4,235
Accrued Chiller Cost	2,448	4,106
Accrued Customer Consideration	1,796	656
Accrued Freight	4,968	2,705
Accrued Production Expenses	4,657	3,755
Accrued Corporate and Marketing Expenses	1,466	3,794
Accrued Interest	3,341	922
Other Accrued Expenses	3,023	4,284
Accrued Expenses	$43,477	$33,016

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 29, 2022, the Company entered into the First Amendment to the Credit Agreement, which amendment, among other things, (i) made amendments to allow for the Company's projected capital expenditures without either triggering mandatory prepayment obligations or violating the covenant and (ii) replaced the LIBOR interest rate for U.S. dollar loans with a term Secured Overnight Financing Rate ("Term SOFR").

On March 13, 2023, the Company notified City National Bank, of Freshpet's intent to terminate the Credit Agreement, with such termination to become effective as of March 15, 2023 (the "Termination Date"), in connection with the offering of the Convertible Notes (as defined below).

As of March 13, 2023, the Termination Date and December 31, 2022, the Company had no borrowings outstanding under the Credit Facility. There was $0 and $922 of accrued interest on the credit facilities as of June 30, 2023 and December 31, 2022, respectively. Interest expense and fees totaled $0 and $2,785 for the three and six months ended June 30, 2023, respectively. Interest expense and fees totaled $1,672 and $2,243 for the three and six months ended June 30, 2022, respectively. Interest expense for the six months ended June 30, 2023, included debt issuance costs written off in conjunction with the termination of the Credit Facility of $2,478 in March 2023.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 6 – Convertible Senior Notes:

In March 2023, we issued $402,500 aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Notes”). The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Convertible Notes were approximately $391,492 after deducting offering and issuance costs related to the Convertible Notes and before the 2023 Capped Call transactions, as described below.

The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.0% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023. The Convertible Notes will mature on April 1, 2028 unless earlier converted, redeemed or repurchased by us. Before January 3, 2028, noteholders will have the right to convert their Convertible Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of our common stock, par value $0.001 per share (the "common stock"), for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five consecutive business day period immediately after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes, as determined following a request by a holder or holders of the Convertible Notes in the manner described in indenture pursuant to which the Convertible Notes were issued and are governed (the “Indenture”), for each trading day of the measurement period, was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Notes for redemption, but only with respect to the convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events (e.g., a fundamental change or the making of certain distributions). On or after January 3, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert its Convertible Notes at any time, regardless of the foregoing circumstances.

We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate for the Convertible Notes is 14.3516 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $69.68 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, in connection with a make-whole fundamental change (as defined in the Indenture), which shall include among other things the Company's delivery of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or redemption, as the case may be.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

The effective interest rate for the Convertible Notes is 3.59%. Transaction costs of $11,008 attributable to the issuance of the Convertible Notes were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the Convertible Notes using the effective interest method.

The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of  June 30, 2023:

	As of June 30, 2023
	Carrying Value (1)	Fair Value
3% Convertible Notes Maturing April 1, 2028	391,882	476,327
Total	391,882	476,327

(1) The carrying amounts presented are net of unamortized debt issuance costs of $10,618 as of  June 30, 2023.

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and six months ended June 30, 2023, recognized related to the Convertible Notes consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2023
Contractual interest expense	3,010	3,341
Amortization of issuance costs	501	555
Total	3,511	3,896

At June 30, 2023, accrued interest expense on the Convertible Notes totaled $3,341 and is included in Accrued Expenses on the Consolidated Balance Sheet. Of this amount, approximately $181 was capitalized to construction in progress as the proceeds from the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas.

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

The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of June 30, 2023, the instrument continued to qualify for equity classification.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 8 – Leases:

We have various noncancelable lease agreements for office and warehouse space, as well as office equipment, with original remaining lease terms of two years to four years, some of which include an option to extend the lease term for up to four years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.

Weighted-average remaining lease term (in years) and discount rate related to operating leases were as follows:

Weighted-average remaining lease term	3.32
Weighted-average discount rate	6.17%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases as of June 30, 2023 were as follows:

Operating Lease Obligations	As of June 30, 2023
2023 (a)	$905
2024	1,511
2025	1,210
2026	1,239
2027 and beyond	337
Total lease payments	$5,202
Less: Imputed interest	(529)
Present value of lease liabilities	$4,673

(a)	Excluding the six months ended June 30, 2023.

A summary of rent expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$438	$438	$876	$876

Supplemental cash flow information and non-cash activity relating to operating leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating cash flow information:	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$452	$442	$897	$878

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 9 – Warrants:

In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of June 30, 2023, there were $3,450 of warrants in prepaid expense and $863 of warrants in other assets.  As of December 31, 2022, there were $5,750 of warrants in prepaid expense and $1,438 of warrants in other assets.

During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.

Total amortization associated with partner warrants for the three and six months ended June 30, 2023 was $1,438 and $2,876, respectively.

Note 10 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three and six months ended June 30, 2023 was $7,009 and $13,986, respectively and for the three and six months ended June 30, 2022 was $6,294 and $12,589, respectively. During the six months ended June 30, 2023, 162 thousand stock options were exercised. During the six months ended June 30, 2023, 132 thousand service period restricted stock units were granted at a weighted average grant-date fair market value of $57.97. During the six months ended June 30, 2023, 12 thousand time-options were granted at a fair value of $27.06. During the six months ended June 30, 2023, 56 thousand restricted stock units vested.

Note 11 – Earnings Per Share Attributable to Common Stockholders:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in FASB ASC Topic 260. In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with FASB ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net loss per share. Accordingly, any potential impact resulting from capped call transaction is excluded from our computation of diluted net loss per share. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2023 and 2022.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service Period Stock Options	1,203	1,272	1,230	1,261
Restricted Stock Units	518	169	392	150
Performance Stock Options	1,117	944	1,117	944
Convertible Notes	5,776	—	5,776	—
Total	8,614	2,385	8,515	2,355

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of July 31, 2023, the discovery deadline was extended until September 30, 2023, and the next conference with the district judge is scheduled to be held on August 22, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report").

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Forward-Looking Statements" in this report and in the section entitled "Risk Factors" in our Annual Report and subsequent Quarterly Reports on Form 10-Q.

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

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 25,963 retail stores as of June 30, 2023. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$183,331	100%	$146,007	100%	$350,853	100%	$278,179	100%
Cost of goods sold	124,087	68	94,927	65	240,849	69	182,346	66
Gross profit	59,244	32	51,080	35	110,004	31	95,833	34
Selling, general and administrative expenses	75,996	41	69,215	47	148,267	42	129,846	47
Loss from operations	(16,752)	(9)	(18,135)	(12)	(38,263)	(11)	(34,013)	(12)
Interest and Other Income (Expense), net	4,108	0	(21)	(0)	5,055	1	237	0
Interest expense	(3,329)	(0)	(1,672)	(0)	(6,501)	(0)	(2,243)	(0)
Loss before income taxes	(15,972)	(9)	(19,828)	(14)	(39,708)	(11)	(36,019)	(13)
Income tax expense	70	0	41	0	140	0	82	0
Loss on equity method investment	910	0	717	0	1,890	1	2,027	1
Net loss	$(16,952)	(9)%	$(20,586)	(14)%	$(41,738)	(12)%	$(38,128)	(14)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2023			2022
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$164,343	90%	20,360	$127,572	87%	18,717
Pet Specialty and Natural (2)	18,988	10%	5,603	18,435	13%	5,560
Net Sales (3)	$183,331	100%	25,963	$146,007	100%	24,277

(1)	Stores at June 30, 2023 and 2022 consisted of 14,368 and 13,214 Grocery and 5,992 and 5,503 Mass and Club, respectively.
(2)	Stores at June 30, 2023 and 2022 consisted of 5,129 and 5,086 Pet Specialty and 474 and 474 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $37.3 million, or 25.6%, to $183.3 million for the three months ended June 30, 2023 as compared to $146.0 million in the same period in the prior year. The $37.3 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $36.8 million, with the remaining growth in Pet Specialty and Natural. The net sales increase was driven by both velocity gains and higher pricing.

Gross Profit

Gross profit was $59.2 million, or 32.3% as a percentage of net sales, for the three months ended June 30, 2023, compared to $51.1 million, or 35.0% as a percentage of net sales, in the prior year period. The decrease in reported gross profit as a percentage of net sales was primarily due to increased depreciation expense associated with the Company's capacity expansion, unabsorbed plant cost and increased share-based compensation, partially offset by reduced input and quality cost as a percentage of net sales. For the three months ended June 30, 2023, Adjusted Gross Profit was $73.0 million, or 39.8% as a percentage of net sales, compared to $56.5 million, or 38.7% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $76.0 million for the three months ended June 30, 2023, compared to $69.2 million in the prior year period. As a percentage of net sales, SG&A decreased to 41.5% for the three months ended June 30, 2023, compared to 47.4% in the prior year period. The decrease of 590 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics costs as a percentage of net sales, leverage on media spend, decreased cost related to the ERP implementation, and increased leverage on depreciation and option expense as the business scales.

Adjusted SG&A for the three months ended June 30, 2023, was $64.0 million, or 34.9% as a percentage of net sales, compared to $58.5 million, or 40.0% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

As a result of the factors discussed above, loss from operations decreased by $1.4 million to a loss from operations of $16.8 million for the three months ended June 30, 2023 as compared to a loss from operations of $18.1 million for the same period in the prior year.

Interest and Other Income (Expense), net

The Company recorded Interest and Other Income (Expense), net of $4.1 million for the three months ended June 30, 2023 as a result of interest income generated from cash and short-term investments.

Interest Expense

Interest expense increased $1.7 million to interest expense of $3.3 million for the three months ended June 30, 2023 as compared to interest expense of $1.7 million for the same period in the prior year. The increase was primarily driven by the termination of our Credit Agreement in the current period resulting in the write-off of unamortized fees of $2.5 million which were recorded to interest expense.

Loss on Equity Method Investment

Our loss on equity method investment for the three months ended June 30, 2023, was $0.9 million as compared to a loss on equity method investment of $0.7 million in the prior year period from the Company's 19% interest in a privately held company, as discussed in Note 1.

Net Loss

Net loss decreased $3.6 million to a net loss of $17.0 million for the three months ended June 30, 2023, as compared to a net loss of $20.6 million for the same period in the prior year due to contribution profit from higher sales, partially offset by increased SG&A including increased media spend of $3.2 million, higher depreciation and increased unabsorbed plant cost.

Adjusted EBITDA

Adjusted EBITDA was $9.0 million for the three months ended June 30, 2023, compared to a loss of $1.9 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expense.

See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net loss the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report and subsequent Quarterly Reports on Form 10-Q for factors that could cause our results to differ, in some cases materially.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Sales

The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2023			2022
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$311,141	89%	20,360	$243,090	87%	18,717
Pet Specialty and Natural (2)	39,712	11%	5,603	35,089	13%	5,560
Net Sales (3)	$350,853	100%	25,963	$278,178	100%	24,277

(1)	Stores at June 30, 2023 and 2022 consisted of 14,368 and 13,214 Grocery and 5,992 and 5,503 Mass and Club, respectively.
(2)	Stores at June 30, 2023 and 2022 consisted of 5,129 and 5,086 Pet Specialty and 474 and 474 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $72.7 million, or 26.1%, to $350.9 million for the six months ended June 30, 2023 as compared to $278.2 million in the same period in the prior year. The $72.7 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $68.1 million, with the remaining growth in Pet Specialty and Natural. The net sales increase was driven by both velocity gains, and higher pricing.

Gross Profit

Gross profit was $110.0 million, or 31.4% as a percentage of net sales, for the six months ended June 30, 2023, compared to $95.8 million, or 34.5% as a percentage of net sales, in the prior year period. The decrease in reported gross profit as a percentage of net sales was primarily due to increased depreciation expense associated with the Company's capacity expansion, unabsorbed plant cost and increased share-based compensation, partially offset by reduced input and quality cost as a percentage of net sales. For the six months ended June 30, 2023, Adjusted Gross Profit was $137.5 million, or 39.2% as a percentage of net sales, compared to $107.2 million, or 38.5% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $148.3 million for the six months ended June 30, 2023, compared to $129.8 million in the prior year period. As a percentage of net sales, SG&A decreased to 42.3% for the six months ended June 30, 2023, compared to 46.7% in the prior year period. The decrease of 440 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics cost as a percentage of net sales, leverage on media spend, decreased cost related to the ERP implementation, and increased leverage on depreciation and option expense as the business scales.

Adjusted SG&A for the six months ended June 30, 2023, was $125.5 million, or 35.8% as a percentage of net sales, compared to $109.6 million, or 39.4% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

As a result of the factors discussed above, loss from operations increased by $4.3 million to a loss from operations of $38.3 million for the six months ended June 30, 2023 as compared to a loss from operations of $34.0 million for the same period in the prior year.

Interest and Other Income (Expense), net

The Company recorded Interest and Other Income (Expense), net of $5.1 million for the six months ended June 30, 2023 as a result of interest income generated from cash and short-term investments.

Interest Expense

Interest expense increased $4.3 million to interest expense of $6.5 million for the six months ended June 30, 2023 as compared to interest expense of $2.2 million for the same period in the prior year. The increase was primarily driven by the termination of our Credit Agreement in the current period resulting in the write-off of unamortized fees of $2.5 million which were recorded to interest expense as well as interest expense on our Convertible Notes.

Loss on Equity Method Investment

Our loss on equity method investment for the six months ended June 30, 2023, was $1.9 million as compared to a loss on equity method investment of $2.0 million in the prior year period from the Company's 19% interest in a privately held company, as discussed in Note 1.

Net Loss

Net loss increased $3.6 million to a net loss of $41.7 million for the six months ended June 30, 2023, as compared to a net loss of $38.1 million for the same period in the prior year due to increased SG&A including increased media spend of $7.4 million, higher depreciation and increased unabsorbed plant cost, partially offset by contribution profit from higher sales.

Adjusted EBITDA

Adjusted EBITDA was $12.0 million for the six months ended June 30, 2023, compared to a loss of $2.2 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expense.

See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net loss, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report and subsequent Quarterly Reports on Form 10-Q for factors that could cause our results to differ, in some cases materially.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net loss	$(16,952)	$(20,586)	$(41,738)	$(38,128)
Depreciation and amortization	14,438	7,880	28,930	15,867
Interest expense, net of interest income	(779)	1,671	1,446	2,243
Income tax expense	70	41	140	82
EBITDA	$(3,223)	$(10,994)	$(11,222)	$(19,936)
Loss on equity method investment	910	717	$1,890	2,027
Loss on disposal of equipment	196	48	464	91
Non-cash share-based compensation	8,447	6,294	16,862	12,589
Enterprise Resource Planning (a)	537	1,991	1,338	3,008
Capped Call Transactions fees (b)	—	—	113	—
Activism engagement (c)	2,240	—	2,629	—
Organization changes (d)	(67)	—	(67)	—
Adjusted EBITDA	$9,040	$(1,944)	$12,007	$(2,221)
Adjusted EBITDA as a % of Net Sales	4.9%	-1.3%	3.4%	-0.8%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(b)	Represents fees associated with the Capped Call Transactions purchases.
(c)	Represents advisory fees related to activism engagement.
(d)	Represents a true up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Gross profit	$59,244	$51,080	$110,004	$95,833
Depreciation expense	10,618	4,295	21,339	8,996
Non-cash share-based compensation	3,161	1,170	6,117	2,339
Adjusted Gross Profit	$73,023	$56,545	$137,460	$107,168
Adjusted Gross Profit as a % of Net Sales	39.8%	38.7%	39.2%	38.5%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
SG&A expenses	$75,996	$69,215	$148,267	$129,846
Depreciation and amortization expense	3,820	3,585	7,591	6,871
Non-cash share-based compensation	5,286	5,124	10,745	10,250
Loss on disposal of equipment	196	48	464	91
Enterprise Resource Planning (a)	537	1,991	1,338	3,008
Capped Call Transactions fees (b)	—	—	113	—
Activism engagement (c)	2,241	—	2,630	—
Organization changes (d)	(67)	—	(67)	—
Adjusted SG&A Expenses	$63,983	$58,467	$125,453	$109,626
Adjusted SG&A Expenses as a % of Net Sales	34.9%	40.0%	35.8%	39.4%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(b)	Represents fees associated with the Capped Call Transactions purchases.
(c)	Represents advisory fees related to activism engagement.
(d)	Represents a true up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

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

We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 1, Ennis Phase 2, Ennis Chicken Processing and Freshpet Kitchens South. During the six months ended June 30, 2023, we spent approximately $100.0 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $140.0 million in the remainder of fiscal 2023 for all production projects and also new and replaced fridges, maintenance capex and other.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, short-term investments, expected cash flow from operations, amounts raised through the issuance of the Convertible Notes and our ability to access the capital markets, if appropriate, are adequate to fund our debt requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors, including but not limited to increasing interest rates and inflation, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirements. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$244,048	$132,735
Short-term investments	114,437	—
Accounts receivable, net of allowance for doubtful accounts	51,889	57,572
Inventories, net	65,269	58,290
Prepaid expenses	8,182	9,778
Other current assets	3,315	3,590
Accounts payable	(32,389)	(55,088)
Accrued expenses	(43,477)	(33,016)
Current operating lease liabilities	(1,576)	(1,510)
Total Working Capital	$409,698	$172,351

Working capital consists of current assets net of current liabilities. Working capital increased $237.3 million to $409.7 million as of June 30, 2023 compared with working capital of $172.4 million as of December 31, 2022. The increase was primarily a result of an increase of $111.3 million in cash and cash equivalents as we fund our capital expansion plan, $114.4 million in short-term investments, a decrease in accounts payable of $22.7 million as a result of timing and capital expenditures of approximately $22.8 million related to our capital expansion plan, and an increase in inventory of $7.0 million. The increase was partially offset by an increase in accrued expenses of $10.5 million due to timing and capital expenditures of approximately $12.0 million related to our capital expansion plan, a decrease in accounts receivable of $5.7 million, and a decrease in prepaid expenses of $1.6 million.

We normally carry three to four weeks of finished goods inventory and less than 30 days of accounts receivable.

As of June 30, 2023, our capital resources consisted primarily of $244.0 million of cash and cash equivalents on hand and $114.4 million of short-term investments.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, short-term investments, and cash flow from operations.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows used in operating, investing and provided by financing activities and our ending balance of cash:

	Six Months Ended
	June 30,
	2023	2022
	(Dollars in thousands)
Cash at the beginning of period	$132,735	$72,788
Net cash used in operating activities	(231)	(62,402)
Net cash used in investing activities	(215,948)	(118,006)
Net cash provided by financing activities	327,492	414,965
Cash at the end of period	$244,048	$307,345

Net Cash used in Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for loss on receivables, loss/(gain) on disposal of equipment, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs and loan discount, and share-based compensation).

Net cash used in operating activities of $0.2 million for the six months ended June 30, 2023, was primarily attributed to:

•

$9.3 million of net income, adjusted for reconciling non-cash items, which excludes $51.0 million related to $28.9 million of depreciation and amortization, $16.9 million of share-based compensation including amortization of warrants, $3.0 million of write-off and amortization of deferred financing costs and loan discount, $1.9 million of loss on investments in equity method investment, $0.8 million of change in operating lease right of use asset and $0.5 million of loss on disposal of equipment, offset by $1.0 of amortization of discount on short-term investments.

This was offset by:

•	$9.5 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in inventories, accounts payable, other assets, and operating lease liability, primarily offset by the change in accounts receivable, and accrued expenses.

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

This was offset by:

•	$59.4 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventories and other assets, primarily offset by the change in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of $215.9 million for the six months ended June 30, 2023, was primarily attributed to:

•	$102.5 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•	$113.4 million purchase of short-term investments.

Net cash used in investing activities of $118.0 million for the six months ended June 30, 2022, was primarily attributed to:

•	$94.9 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•	$19.8 million purchase of short-term investments.
•	$3.3 million investment in equity method investment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $327.5 million for the six months ended June 30, 2023, was primarily attributed to:

•	$393.5 million net proceeds from Convertible Notes.
•	$3.1 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$66.2 million for the purchase of a capped call option.
•	$2.0 million for debt issuance costs.
•	$0.9 million for tax withholdings related to net share settlements of restricted stock units.

Net cash provided by financing activities of $415.0 million for the six months ended June 30, 2022, was primarily attributed to:

•	$337.8 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$78.0 million of proceeds from borrowings under our Credit Facility.
•	$0.3 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$1.2 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Note 5 to our (unaudited) condensed consolidated financial statements included in this report.

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

Recent Accounting Pronouncements

Recently Adopted Standards:

See Note 1 of our (unaudited) condensed consolidated financial statements for additional information.

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

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and six months ended June 30, 2023 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other income (expenses), net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2023, there were no forward contracts outstanding.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows. See Note 13 — Commitments and Contingencies for additional discussion of pending litigation.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously reported under Part I, Item 1A. "Risk Factors" in our Annual Report, as supplemented by the risk factors set forth in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our Board and management team are committed to acting in the best interests of all of our shareholders.

Responding to actions by activist shareholders could be costly and time-consuming, disrupt our operations and divert the attention of our Board, senior management and employees. We have been subject to shareholder activism, including relating to the positions expressed by JANA Partners LLC in the Schedule 13D that it filed on September 22, 2022, as amended, and may be subject to continued or similar activism in the future, which could result in substantial costs and divert management's and our Board's attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel and business partners. These perceived uncertainties may also be exploited by our competitors and/or other activist shareholders, which could result in lost business opportunities and make it more difficult to execute on our long-term strategic plan. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected.

We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. We may be subjected to a proxy contest or to litigation by activist investors and our stock price could be subject to significant fluctuation, or increased volatility, or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism. Even if we are successful in defending any such proxy contest or litigation by an activist shareholder, our business could be adversely affected by such proxy contest or litigation due to perceived uncertainties as to the future direction of the business, which may result in the loss of potential acquisitions, collaborations or other strategic opportunities. If individuals are elected or appointed to our Board with a specific agenda or who do not agree with our strategic plan, the ability of our Board to function effectively could be adversely affected. which could in turn adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders, and/or adversely affect our business. operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2023	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)