Form 10-Q
period 2023-09-30
Freshpet, Inc.
filed 2023-11-06
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023 the registrant had 48,241,898 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” "target," “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to meet our sustainability targets, goals, and commitments, including due to the impact of climate change;
•	changes in global economic and financial market conditions generally, such as inflation and interest rate increases;
•	the impact of various worldwide or macroeconomic events, such as the ongoing conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip, on the U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
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

•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to match our manufacturing capacity with demand;
•	the impact of government regulation, scrutiny, warnings and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;

•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by inflation;
•	our ability to manage our supply chain effectively;
•	global or local pandemic, such as COVID-19;
•	the failure of our information technology systems to perform adequately, including as a result of any interruptions, intrusions, cyber attacks or physical or electronic security breaches of such systems;
•	actions of activist stockholders;
•	volatility in the price of our common stock; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338,107	$132,735
Accounts receivable, net of allowance for doubtful accounts	54,415	57,572
Inventories, net	59,063	58,290
Prepaid expenses	8,813	9,778
Other current assets	1,992	3,590
Total Current Assets	462,390	261,965
Property, plant and equipment, net	924,720	800,586
Deposits on equipment	2,256	3,823
Operating lease right of use assets	3,990	5,165
Equity method investment	—	25,418
Long term investment in equity securities	23,528	—
Other assets	27,449	28,426
Total Assets	$1,444,333	$1,125,383
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,908	$55,088
Accrued expenses	39,377	33,016
Current operating lease liabilities	1,445	1,510
Current finance lease liabilities	2,043	—
Total Current Liabilities	$83,773	$89,614
Convertible senior notes	392,562	—
Long term operating lease liabilities	2,846	4,200
Long term finance lease liabilities	26,596	—
Total Liabilities	$505,777	$93,814
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,240 issued and 48,226 outstanding on September 30, 2023, and 48,051 issued and 48,037 outstanding on December 31, 2022	48	48
Additional paid-in capital	1,283,744	1,325,524
Accumulated deficit	(344,021)	(295,117)
Accumulated other comprehensive (loss) income	(959)	1,370
Treasury stock, at cost — 14 shares on September 30, 2023 and on December 31, 2022	(256)	(256)
Total Stockholders' Equity	938,556	1,031,569
Total Liabilities and Stockholders' Equity	$1,444,333	$1,125,383

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET SALES	$200,621	$151,333	$551,474	$429,511
COST OF GOODS SOLD	134,328	106,788	375,177	289,187
GROSS PROFIT	66,293	44,545	176,297	140,324
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	73,371	60,449	221,638	190,241
LOSS FROM OPERATIONS	(7,078)	(15,904)	(45,341)	(49,917)
OTHER EXPENSES:
Interest and Other Income, net	4,130	256	9,185	492
Interest Expense	(4,148)	(1,817)	(10,648)	(4,060)
	(18)	(1,561)	(1,463)	(3,568)
LOSS BEFORE INCOME TAXES	(7,096)	(17,465)	(46,804)	(53,485)
INCOME TAX EXPENSE	70	41	210	123
LOSS ON EQUITY METHOD INVESTMENT	-	943	1,890	2,969
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,166)	$(18,449)	$(48,904)	$(56,577)
OTHER COMPREHENSIVE LOSS:
Change in foreign currency translation	$(296)	$(592)	$(2,329)	$895
Unrealized gain on available for sale investments	$-	$271	$-	$271
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(296)	(321)	(2,329)	1,166
TOTAL COMPREHENSIVE LOSS	$(7,462)	$(18,770)	$(51,233)	$(55,411)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.15)	$(0.39)	$(1.02)	$(1.24)
-DILUTED	$(0.15)	$(0.39)	$(1.02)	$(1.24)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,194	47,856	48,123	45,545
-DILUTED	48,194	47,856	48,123	45,545

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2023	48,185	$48	$1,275,510	$(336,855)	$(663)	14	$(256)	$937,784
Exercise of options to purchase common stock	40	—	1,111	—	—	—	—	1,111
Vesting of restricted stock units	15	—	(9)	—	—	—	—	(9)
Share-based compensation expense	—	—	7,132	—	—	—	—	7,132
Foreign currency translation	—	—	—	—	(296)	—	—	(296)
Net loss	—	—	—	(7,166)	—	—	—	(7,166)
BALANCES, September 30, 2023	48,240	$48	$1,283,744	$(344,021)	$(959)	14	$(256)	$938,556

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2022	47,834	$48	$1,305,260	$(273,751)	$1,367	14	$(256)	$1,032,668
Exercise of options to purchase common stock	2	—	—	—	—	—	—	—
Vesting of restricted stock units	2	—	(66)	—	—	—	—	(66)
Share-based compensation expense	—	—	6,671	—	—	—	—	6,671
Issuance of partner warrants	—	—	9,775	—	—	—	—	9,775
Shares issued in primary offering, net of issuance costs	—	—	(341)	—	—	—	—	(341)
Unrealized gain on available for sale investments	—	—	—	—	271	—	—	271
Foreign currency translation	—	—	—	—	(592)	—	—	(592)
Net loss	—	—	—	(18,449)	—	—	—	(18,449)
BALANCES, September 30, 2022	47,838	48	$1,321,299	$(292,200)	$1,046	14	$(256)	$1,029,937

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	131	—	4,172	—	—	—	—	4,172
Vesting of restricted stock units	58	—	(859)	—	—	—	—	(859)
Share-based compensation expense	—	—	21,118	—	—	—	—	21,118
Purchase of capped call option	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	(2,329)	—	—	(2,329)
Net loss	—	—	—	(48,904)	—	—	—	(48,904)
BALANCES, September 30, 2023	48,240	$48	$1,283,744	$(344,021)	$(959)	14	$(256)	$938,556

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	34	—	329	—	—	—	—	329
Vesting of restricted stock units	35	1	(1,279)	—	—	—	—	(1,278)
Share-based compensation expense	—	—	19,260	—	—	—	—	19,260
Issuance of partner warrants	—	—	9,775	—	—	—	—	9,775
Shares issued in primary offering, net of issuance costs	4,320	4	337,504	—	—	—	—	337,508
Unrealized gain on available for sale investments	—	—	—	—	271	—	—	271
Foreign currency translation	—	—	—	—	895	—	—	895
Net loss	—	—	—	(56,577)	—	—	—	(56,577)
BALANCES, September 30, 2022	47,838	$48	$1,321,299	$(292,200)	$1,046	14	$(256)	$1,029,937

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,904)	$(56,577)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for loss (gains) on accounts receivable	9	(23)
Loss on disposal of equipment	688	203
Share-based compensation	24,952	20,409
Inventory obsolescence	—	3,455
Depreciation and amortization	45,436	24,422
Write-off and amortization of deferred financing costs and loan discount	3,548	596
Change in operating lease right of use asset	1,175	1,021
Loss on equity method investment	1,890	2,969
Changes in operating assets and liabilities:
Accounts receivable	3,148	(22,403)
Inventories	(773)	(32,215)
Prepaid expenses and other current assets	(696)	1,074
Other assets	(3,495)	(1,639)
Accounts payable	2,300	1,430
Accrued expenses	11,109	4,626
Operating lease liability	(1,419)	(1,028)
Net cash flows provided by (used in) operating activities	38,968	(53,680)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(113,441)	(19,840)
Proceeds from maturities of short-term investments	113,441	—
Investments in equity method investment	—	(3,293)
Acquisitions of property, plant and equipment, software and deposits on equipment	(161,642)	(167,437)
Net cash flows used in investing activities	(161,642)	(190,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	—	337,508
Proceeds from exercise of options to purchase common stock	4,172	329
Tax withholdings related to net shares settlements of restricted stock units	(859)	(1,279)
Proceeds from borrowings under Credit Facility	—	78,000
Repayment of borrowings under Credit Facilities	—	(2,786)
Purchase of capped call option	(66,211)	—
Proceeds from issuance of convertible senior notes	393,518	—
Principal payments under finance lease obligations	(548)	—
Debt issuance costs	(2,026)	—
Net cash flows provided by financing activities	328,046	411,772
NET CHANGE IN CASH AND CASH EQUIVALENTS	205,372	167,522
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,735	72,788
CASH AND CASH EQUIVALENTS, END OF PERIOD	$338,107	$240,310
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,691	$3,152
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$23,030	$15,486
Non-cash addition of finance lease to property, plant and equipment	$29,187	$—
Issuance of partner warrants	—	$9,775

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under ASC Topic 321 ("ASC 321"), Investments - Equity Securities. Because the investee is a privately held company, there is not a means to obtain a readily determinable fair value of the entity. The Company follows ASC Topic 321 using the measurement alternative to measure investments in investees that do not have readily determinable fair value and over which the Company does not have significant influence. Under ASC 321, the initial carrying value of the investment is equal to the previous carrying amount of the investment under the equity method. As the Company has historically recorded their proportionate share of income or loss from the investee on a one-quarter lag, the final adjustment to the carrying value of the investment was recorded in June 2023. The carrying amount of the investment is subsequently adjusted for any impairment or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. Dividends and distributions, if any, from the investee would be recognized in the period in which they are received and recorded in other income on the consolidated statement of operations. The Company performs a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment’s fair value in accordance with the principles of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. If the fair value is less than the investment’s carrying value, the entity recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value. There were no observable price changes, impairment or other matters that would require adjustment to the investment during the quarter ended  September 30, 2023.

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

The Company accounts for the Convertible Senior Notes as a single liability measured at amortized cost. The Company uses the effective interest rate method to amortize the debt issuance costs to interest expense over the respective term of the Convertible Senior Notes.

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

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of September 30, 2023, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.

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

As of September 30, 2023, the Company maintained Level 1 and Level 2 assets and liabilities.

Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of September 30, 2023, the Company had $149,393 of treasury bills within cash equivalents, which included $759 of amortized discount.

Short-Term Investments – The Company, from time to time, holds treasury bills with original maturities when purchased of greater than three months, within short-term investments, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of September 30, 2023, all of the Company's treasury bills within short-term investments matured at $115,000, which includes $1,559 of interest income.

Trade accounts receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Implementation Costs of Cloud Computing Arrangement – As of September 30, 2023 and December 31, 2022, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $10,192 and $9,444, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Grocery, Mass and Club	$179,121	$132,757	$490,262	$375,847
Pet Specialty and Natural	21,500	18,576	61,212	53,664
Net Sales (a)	$200,621	$151,333	$551,474	$429,511

(a) Online sales associated with each class of retailer are included within their respective total.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Recently Adopted Accounting Standards

The Company did not adopt any new Accounting Standard Updates during the quarter ended September 30, 2023.

Note 2 – Inventories, net:

	September 30,	December 31,
	2023	2022
Raw Materials and Work in Process	$18,428	$20,608
Packaging Components Material	5,898	6,186
Finished Goods	34,737	31,639
	59,063	58,433
Reserve for Obsolete Inventory	-	(143)
Inventories, net	$59,063	$58,290

Note 3 – Property, Plant and Equipment, net:

	September 30,	December 31,
	2023	2022
Refrigeration Equipment	$155,402	$137,875
Machinery and Equipment	224,726	199,504
Building, Land, and Improvements	534,822	458,800
Furniture and Office Equipment	14,741	14,040
Leasehold Improvements	1,319	1,319
Construction in Progress	150,696	134,338
Finance Lease	29,187	-
	1,110,893	945,877
Less: Accumulated Depreciation and Amortization	(186,173)	(145,291)
Property, Plant and Equipment, net	$924,720	$800,586

Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2023 totaled $16,399 and $45,139, respectively, of which $12,495 and $33,834, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2022 totaled $8,485 and $24,264, respectively, of which $5,159 and $14,208, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.

Note 4 – Accrued Expenses:

	September 30,	December 31,
	2023	2022
Accrued Compensation and Employee Related Costs	$12,945	$8,559
Accrued Construction Costs	—	4,235
Accrued Chiller Cost	2,623	4,106
Accrued Customer Consideration	1,018	656
Accrued Freight	5,905	2,705
Accrued Production Expenses	7,685	3,755
Accrued Corporate and Marketing Expenses	6,900	3,794
Accrued Interest	—	922
Other Accrued Expenses	2,301	4,284
Accrued Expenses	$39,377	$33,016

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

As of March 13, 2023, the Termination Date and December 31, 2022, the Company had no borrowings outstanding under the Credit Facility. There was $0 and $922 of accrued interest on the credit facilities as of September 30, 2023 and December 31, 2022, respectively. Interest expense and fees totaled $0 and $2,785 for the three and nine months ended September 30, 2023, respectively. Interest expense and fees totaled $1,817 and $4,060 for the three and nine months ended September 30, 2022, respectively. Interest expense for the nine months ended September 30, 2023, included debt issuance costs written off in conjunction with the termination of the Credit Facility of $2,478 in March 2023.

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

The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of  September 30, 2023:

	As of September 30, 2023
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	392,562	473,139
Total	392,562	473,139

(1) The carrying amounts presented are net of unamortized debt issuance costs of $9,938 as of  September 30, 2023.

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and nine months ended September 30, 2023, recognized related to the Convertible Notes consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2023
Contractual interest expense	3,019	6,406
Amortization of issuance costs	507	1,070
Total	3,526	7,476

As of  September 30, 2023, the interest expense incurred to date of $6,406 was paid in full, with $0 of accrued interest expense as of the quarter end. Of this amount, approximately $333 and $514 of interest expense was capitalized to construction in progress, as of the three and nine months ended September 30, 2023, respectively, as the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas. As of September 30, 2023, $136 of the $514 was reclassified from construction in progress to assets placed in service.

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

The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of September 30, 2023, the instrument continued to qualify for equity classification.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 8 – Leases:

We have various noncancelable operating lease agreements for office and warehouse space with original remaining lease terms of two years to nine years, some of which include an option to extend the lease term for up to four years. Because the Company is not reasonably certain to exercise the renewal options on these lease arrangements, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.

As of July 2023, we also entered into a finance lease agreement for manufacturing equipment with an initial term of ten years, which includes an option to extend the lease term for up to ten years, which the Company is not reasonably certain to exercise. The agreement did not include termination options for either party to the lease or restrictive financial or other covenants. In connection with the manufacturing equipment lease, which is a new asset class, we elected the practical expedient to combine lease and non-lease components to determine the right of use asset and lease liability.

For the finance lease, the right of use asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of the useful life of the underlying asset or the end of the lease term. Amortization of the right of use asset is recognized and presented separately from interest expense on the lease liability.

The right of use asset for the finance lease is periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of September 30, 2023.

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right of use asset.

Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	3.14	9.75
Weighted-average discount rate	6.17%	8.6%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases and finance lease as of September 30, 2023 were as follows:

	As of September 30, 2023
	Operating Leases	Finance Lease
2023 (a)	$453	$1,172
2024	1,511	4,336
2025	1,210	4,336
2026	1,239	4,336
2027 and beyond	337	28,181
Total lease payments	$4,750	$42,361
Less: Imputed interest	(459)	(13,722)
Present value of lease liabilities	$4,291	$28,639

(a)	Excluding the nine months ended September 30, 2023.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

A summary of lease costs for the three and nine months ended September 30, 2023 and 2022 was as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations and Comprehensive Loss Location	2023	2022	2023	2022
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$438	$438	$1,314	$1,314

Finance Lease:
Amortization of right of use asset	Cost of goods sold	$730	$-	$730	$-
Interest on lease liabilities	Interest Expense	$624	$-	$624	$-
Variable lease cost (a)	Cost of goods sold (a)	$2,894	$-	$2,894	$-

(a)

Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. During the period, $2,894 of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.

Supplemental balance sheet information as of September 30, 2023 and December 31, 2022 related to leases are as follows:

	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022
Assets:
Operating leases	Operating lease right of use assets	$3,990	$5,165
Finance lease, net	Property, plant and equipment, net	28,457	-
Total lease assets		$32,447	$5,165

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,445	$1,510
Finance lease liabilities	Current finance lease liabilities	2,043	-
Long-term:
Operating lease liabilities	Long term operating lease liabilities	2,846	4,200
Finance lease liabilities	Long term finance lease liabilities	26,596	-
Total lease liabilities		$32,930	$5,710

Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating cash flow information:	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$453	$443	$1,349	$1,321
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$624	$-	$624	$-
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$548	$-	$548	$-

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 9 – Warrants:

In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of September 30, 2023, there were $3,354 of warrants in prepaid expense and $0 of warrants in other assets.  As of December 31, 2022, there were $5,750 of warrants in prepaid expense and $1,438 of warrants in other assets.

During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.

Total amortization associated with partner warrants for the three and nine months ended September 30, 2023 was $958 and $3,834, respectively.

Note 10 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2023 was $7,132 and $21,118, respectively and for the three and nine months ended September 30, 2022 was $6,671 and $19,260, respectively. During the nine months ended September 30, 2023, 203 thousand stock options were exercised. During the nine months ended September 30, 2023, 154 thousand service period restricted stock units were granted at a weighted average grant-date fair market value of $60.39. During the nine months ended September 30, 2023, 12 thousand time-options were granted at a fair value of $27.06. During the nine months ended September 30, 2023, 58 thousand restricted stock units vested.

Note 11 – Earnings Per Share Attributable to Common Stockholders:

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in FASB ASC Topic 260. In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with FASB ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net loss per share. Accordingly, any potential impact resulting from capped call transaction is excluded from our computation of diluted net loss per share. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2023 and 2022.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service Period Stock Options	1,150	1,269	1,211	1,259
Restricted Stock Units	505	149	391	147
Performance Stock Options	1,050	944	1,050	944
Convertible Notes	5,776	—	5,776	—
Total	8,481	2,362	8,428	2,350

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

Note 13 – Commitments and Contingencies:

Commitments - In August 2023, we entered into a lease arrangement for a to-be constructed office space, which will contribute right of use assets and lease liabilities upon lease commencement, which is expected to be the end of 2024. As of September 30, 2023, the future commitments related to this arrangement are not determinable as they are variable in nature. Our current headquarters lease in Secaucus, NJ expires in June 2024.

Contingencies - We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims or proceedings, most of which are covered by insurance, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

As of October 31, 2023, the court ordered discovery period has ended and the parties continue to depose witnesses.

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

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 26,385 retail stores as of September 30, 2023. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $340.3 million as of December 31, 2022, of which approximately $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOLs generated from 2018 through 2022, of approximately $164.9 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2022, we had approximately $259.4 million of state NOLs, which expire between 2023 and 2041, and had $14.3 million of foreign NOLs which do not expire. At December 31, 2022, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$200,621	100%	$151,333	100%	$551,474	100%	$429,511	100%
Cost of goods sold	134,328	67	106,788	71	375,177	68	289,187	67
Gross profit	66,293	33	44,545	29	176,297	32	140,324	33
Selling, general and administrative expenses	73,371	37	60,449	40	221,638	40	190,241	44
Loss from operations	(7,078)	(4)	(15,904)	(11)	(45,341)	(8)	(49,917)	(12)
Interest and other income (expense), net	4,130	2	256	0	9,185	2	492	0
Interest expense	(4,148)	(2)	(1,817)	(0)	(10,648)	(2)	(4,060)	(0)
Loss before income taxes	(7,096)	(4)	(17,465)	(12)	(46,804)	(8)	(53,485)	(12)
Income tax expense	70	0	41	0	210	0	123	0
Loss on equity method investment	-	-	943	1	1,890	0	2,969	1
Net loss	$(7,166)	(4)%	$(18,449)	(12)%	$(48,904)	(9)%	$(56,577)	(13)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2023			2022
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$179,121	89%	20,768	$132,757	88%	19,081
Pet Specialty and Natural (2)	21,500	11%	5,617	18,576	12%	5,570
Net Sales (3)	$200,621	100%	26,385	$151,333	100%	24,651

(1)	Stores at September 30, 2023 and 2022 consisted of 14,558 and 13,429 Grocery and 6,210 and 5,652 Mass and Club, respectively.
(2)	Stores at September 30, 2023 and 2022 consisted of 5,143 and 5,096 Pet Specialty and 474 and 474 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $49.3 million, or 32.6%, to $200.6 million for the three months ended September 30, 2023 as compared to $151.3 million in the same period in the prior year. The $49.3 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $46.4 million, with the remaining growth in Pet Specialty and Natural. The net sales increase was driven by both volume gains and higher pricing.

Gross Profit

Gross profit was $66.3 million, or 33.0% as a percentage of net sales, for the three months ended September 30, 2023, compared to $44.5 million, or 29.4% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to decreased unabsorbed plant cost as we grow into the Ennis facility, reduced quality and input cost as a percentage of net sales, partially offset by increased depreciation expense associated with the Company's capacity expansion and increased share-based compensation. For the three months ended September 30, 2023, Adjusted Gross Profit was $80.6 million, or 40.2% as a percentage of net sales, compared to $52.2 million, or 34.5% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $73.4 million for the three months ended September 30, 2023, compared to $60.4 million in the prior year period. As a percentage of net sales, SG&A decreased to 36.6% for the three months ended September 30, 2023, compared to 39.9% in the prior year period. The decrease of 330 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics costs as a percentage of net sales, decreased cost related to the ERP implementation, and increased leverage on depreciation and share-based compensation as the business scales, partially offset by activism engagement charges and increased variable compensation accrual.

Adjusted SG&A for the three months ended September 30, 2023, was $57.4 million, or 28.6% as a percentage of net sales, compared to $48.9 million, or 32.3% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

As a result of the factors discussed above, loss from operations decreased by $8.8 million to a loss from operations of $7.1 million for the three months ended September 30, 2023 as compared to a loss from operations of $15.9 million for the same period in the prior year.

Interest and Other Income (Expense), net

The Company recorded Interest and Other Income (Expense), net of $4.1 million for the three months ended September 30, 2023 as a result of interest income generated from cash and short-term investments.

Interest Expense

Interest expense increased $2.3 million to interest expense of $4.1 million for the three months ended September 30, 2023 as compared to interest expense of $1.8 million for the same period in the prior year. The increase was primarily driven by a $1.7 million increase as a result of interest incurred on our Convertible Notes compared to the interest incurred on the Credit Agreement that existed in the prior period, as well as a $0.6 million increase related to the interest on our finance lease liability.

Loss on Equity Method Investment

Our loss on equity method investment for the three months ended September 30, 2023 was $0 as compared to a loss on equity method investment of $0.9 million in the prior year period from the Company's 19% interest in a privately held company, as discussed in Note 1.

Net Loss

Net loss decreased $11.3 million to a net loss of $7.2 million for the three months ended September 30, 2023, as compared to a net loss of $18.4 million for the same period in the prior year due to contribution profit from higher sales, partially offset by increased SG&A including increased media spend of $5.1 million.

Adjusted EBITDA

Adjusted EBITDA was $23.2 million for the three months ended September 30, 2023, compared to $3.5 million in the prior year period. The increase in Adjusted EBITDA was a result of higher Adjusted Gross Profit due to sales growth and leverage on plant cost and decreased quality and input costs, partially offset by higher Adjusted SG&A expenses.

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

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Sales

The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2023			2022
		% of			% of
	Amount	Net Sales	Store Count	Amount	Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$490,262	89%	20,768	$375,847	88%	19,081
Pet Specialty and Natural (2)	61,212	11%	5,617	53,664	12%	5,570
Net Sales (3)	$551,474	100%	26,385	$429,511	100%	24,651

(1)	Stores at September 30, 2023 and 2022 consisted of 14,558 and 13,429 Grocery and 6,210 and 5,652 Mass and Club, respectively.
(2)	Stores at September 30, 2023 and 2022 consisted of 5,143 and 5,096 Pet Specialty and 474 and 474 Natural, respectively.
(3)	Online sales associated with each class of retailer are included within their respective total.

Net sales increased $122.0 million, or 28.4%, to $551.5 million for the nine months ended September 30, 2023 as compared to $429.5 million in the same period in the prior year. The $122.0 million increase in net sales was driven by growth in the Grocery (including Online), Mass, and Club refrigerated channel of $114.4 million, with the remaining growth in Pet Specialty and Natural. The net sales increase was driven by both volume gains, and higher pricing.

Gross Profit

Gross profit was $176.3 million, or 32.0% as a percentage of net sales, for the nine months ended September 30, 2023, compared to $140.3 million, or 32.7% as a percentage of net sales, in the prior year period. The decrease in reported gross profit as a percentage of net sales was primarily due to increased stock compensation expense and depreciation expense associated with the Company's capacity expansion, partially offset by reduced input and quality cost as a percentage of net sales. For the nine months ended September 30, 2023, Adjusted Gross Profit was $218.1 million, or 39.5% as a percentage of net sales, compared to $159.3 million, or 37.1% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $221.6 million for the nine months ended September 30, 2023, compared to $190.2 million in the prior year period. As a percentage of net sales, SG&A decreased to 40.2% for the nine months ended September 30, 2023, compared to 44.3% in the prior year period. The decrease of 410 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics cost as a percentage of net sales, decreased cost related to the ERP implementation, and increased leverage on media, depreciation and share-based compensation as the business scales, partially offset by activism engagement charges and increased variable compensation accrual.

Adjusted SG&A for the nine months ended September 30, 2023, was $182.9 million, or 33.2% as a percentage of net sales, compared to $158.5 million, or 36.9% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

As a result of the factors discussed above, loss from operations decreased by $4.6 million to a loss from operations of $45.3 million for the nine months ended September 30, 2023 as compared to a loss from operations of $49.9 million for the same period in the prior year.

Interest and Other Income (Expense), net

The Company recorded Interest and Other Income (Expense), net of $9.2 million for the nine months ended September 30, 2023 as a result of interest income generated from cash and short-term investments.

Interest Expense

Interest expense increased $6.5 million to interest expense of $10.6 million for the nine months ended September 30, 2023 as compared to interest expense of $4.1 million for the same period in the prior year. The increase was primarily driven by the termination of our Credit Agreement in the current period resulting in the write-off of unamortized fees of $2.5 million which were recorded to interest expense, $3.4 million increase as a result of interest incurred on our Convertible Notes compared to interest incurred on the Credit Agreement that existed in the prior period, as well as a $0.6 million increase related to the interest on our finance lease liability.

Loss on Equity Method Investment

Our loss on equity method investment for the nine months ended September 30, 2023, was $1.9 million as compared to a loss on equity method investment of $3.0 million in the prior year period from the Company's 19% interest in a privately held company, as discussed in Note 1.

Net Loss

Net loss decreased $7.7 million to a net loss of $48.9 million for the nine months ended September 30, 2023, as compared to a net loss of $56.6 million for the same period in the prior year due to contribution profit from higher sales, partially offset by increased SG&A including increased media spend of $12.7 million.

Adjusted EBITDA

Adjusted EBITDA was $35.2 million for the nine months ended September 30, 2023, compared to $1.3 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expense.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net loss	$(7,166)	$(18,449)	$(48,904)	$(56,577)
Depreciation and amortization	16,219	8,546	45,149	24,424
Interest expense, net of interest income	18	1,817	1,463	4,060
Income tax expense	70	41	210	123
EBITDA	$9,141	$(8,045)	$(2,082)	$(27,970)
Loss on equity method investment	—	943	$1,890	2,969
Loss on disposal of equipment	226	124	688	203
Non-cash share-based compensation	8,090	7,821	24,952	20,409
Enterprise Resource Planning (a)	212	1,937	1,550	4,946
Capped Call Transactions fees (b)	—	—	113	—
Activism engagement (c)	5,548	—	8,177	—
Organization changes (d)	—	734	(67)	734
Adjusted EBITDA	$23,217	$3,514	$35,221	$1,291
Adjusted EBITDA as a % of Net Sales	11.6%	2.3%	6.4%	0.3%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(b)	Represents fees associated with the Capped Call Transactions purchases.
(c)	Represents advisory fees related to activism engagement.
(d)	Represents a true up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Gross profit	$66,293	$44,545	$176,297	$140,324
Depreciation expense	11,767	5,159	33,106	14,208
Non-cash share-based compensation	2,579	2,450	8,696	4,789
Adjusted Gross Profit	$80,639	$52,154	$218,099	$159,321
Adjusted Gross Profit as a % of Net Sales	40.2%	34.5%	39.5%	37.1%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
SG&A expenses	$73,371	$60,449	$221,638	$190,241
Depreciation and amortization expense	4,452	3,387	12,043	10,216
Non-cash share-based compensation	5,511	5,371	16,256	15,620
Loss on disposal of equipment	226	124	688	203
Enterprise Resource Planning (a)	212	1,937	1,550	4,946
Capped Call Transactions fees (b)	—	—	113	—
Activism engagement (c)	5,548	—	8,177	—
Organization changes (d)	—	734	(67)	734
Adjusted SG&A Expenses	$57,422	$48,896	$182,878	$158,522
Adjusted SG&A Expenses as a % of Net Sales	28.6%	32.3%	33.2%	36.9%

(a)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.
(b)	Represents fees associated with the Capped Call Transactions purchases.
(c)	Represents advisory fees related to activism engagement.
(d)	Represents a true up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

Liquidity and Capital Resources

To meet our capital needs, we issued approximately $402.5 million in convertible notes in March 2023 (the “Convertible Notes”), used $66.2 million of the proceeds to enter into capped call transactions, and used $11.0 million of the proceeds on debt issuance related costs. Further, on March 13, 2023, in connection with the proposed offering of the Convertible Notes, the Company, notified City National Bank, of Freshpet's intent to terminate the Credit Agreement, and such termination became effective as of March 15, 2023 (the "Termination Date"). The Company had no borrowings outstanding under the Credit Agreement as of the date of the Termination Date.

We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 1, Ennis Phase 2, Ennis Chicken Processing and Freshpet Kitchens South. During the nine months ended September 30, 2023, we spent approximately $162.0 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $78.0 million in the remainder of fiscal 2023 for all production projects and also new and replaced fridges, maintenance capex and other expenses.

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

Our ability to make future minimum interest payments on the Convertible Notes, to refinance any indebtedness and to fund any necessary expenditures for our growth will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. Future third-party financing may not be available on favorable terms or at all.

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, short-term investments, expected cash flow from operations, amounts raised through the issuance of the Convertible Notes and our ability to access the capital markets, if appropriate, are adequate to fund our debt requirements, operating and finance lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors, including but not limited to increasing interest rates and inflation, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirements. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$338,107	$132,735
Accounts receivable, net of allowance for doubtful accounts	54,415	57,572
Inventories, net	59,063	58,290
Prepaid expenses	8,813	9,778
Other current assets	1,992	3,590
Accounts payable	(40,908)	(55,088)
Accrued expenses	(39,377)	(33,016)
Current operating lease liabilities	(1,445)	(1,510)
Current finance lease liabilities	(2,043)	-
Total Working Capital	$378,617	$172,351

Working capital consists of current assets net of current liabilities. Working capital increased $206.3 million to $378.6 million as of September 30, 2023 compared with working capital of $172.4 million as of December 31, 2022. The increase was primarily a result of an increase of $205.4 million in cash and cash equivalents primarily resulting from the sale of the Convertible Notes as we fund our capital expansion plan, an increase in inventory of $0.8 million, and a decrease in accounts payable of $14.2 million as a result of timing and capital expenditures of approximately $21.5 million related to our capital expansion plan. The increase was partially offset by a decrease in accounts receivable of $3.2 million, a decrease in prepaid expenses of $1.0 million, an increase in accrued expenses of $6.4 million due to timing and capital expenditures of approximately $1.5 million related to our capital expansion plan, and an increase in current finance lease liabilities of $2.0 million.

We normally carry three to four weeks of finished goods inventory and less than 30 days of accounts receivable.

As of September 30, 2023, our capital resources consisted primarily of $338.1 million of cash and cash equivalents on hand.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, short-term investments, and cash flow from operations.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows used in operating, investing and provided by financing activities and our ending balance of cash:

	Nine Months Ended
	September 30,
	2023	2022
	(Dollars in thousands)
Cash at the beginning of period	$132,735	$72,788
Net cash provided by (used in) operating activities	38,968	(53,680)
Net cash used in investing activities	(161,642)	(190,570)
Net cash provided by financing activities	328,046	411,772
Cash at the end of period	$338,107	$240,310

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

Net cash provided by operating activities of $39.0 million for the nine months ended September 30, 2023, was primarily attributed to:

•

$28.8 million of net income, adjusted for reconciling non-cash items, which excludes $77.7 million related to $45.4 million of depreciation and amortization, $25.0 million of share-based compensation including amortization of warrants, $3.5 million of write-off and amortization of deferred financing costs and loan discount, $1.9 million of loss on equity method investment, $1.2 million of change in operating lease right of use asset, and $0.7 million of loss on disposal of equipment.

•	$10.2 million increase due to changes in operating assets and liabilities. The increase was primarily due to the change in accounts receivable, accounts payable, and accrued expenses, primarily offset by the change in inventories, prepaid expenses and other current assets, other assets and operating lease liability.

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

This was offset by:

•	$50.2 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventories and other assets, primarily offset by the change in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of $161.6 million for the nine months ended September 30, 2023, was primarily attributed to:

•	$161.6 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•	$113.4 million purchase of short-term investments.

This was partially offset by:

•	$113.4 million of proceeds from maturities of short-term investments.

Net cash used in investing activities of $190.6 million for the nine months ended September 30, 2022, was primarily attributed to:

•	$167.4 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•	$19.8 million purchase of short-term investments.
•	$3.3 million investment in equity method investment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $328.0 million for the nine months ended September 30, 2023, was primarily attributed to:

•	$393.5 million net proceeds from Convertible Notes.
•	$4.2 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$66.2 million for the purchase of a capped call option.
•	$2.0 million for debt issuance costs.
•	$0.9 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.5 million for principal payments under finance lease obligations.

Net cash provided by financing activities of $411.8 million for the nine months ended September 30, 2022, was primarily attributed to:

•	$337.5 million of proceeds from common shares issued in a primary offering, net of issuance cost.
•	$78.0 million of proceeds from borrowings under our Credit Facility.
•	$0.3 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$2.8 million for repayment of borrowings under Credit Facility.
•	$1.3 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Note 5 to our (unaudited) condensed consolidated financial statements included in this report.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our Annual Report, except as noted in Note 8 and 13.

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

Commodity Price and Inflation Risk

We purchase certain products and services that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, including inflation, and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and nine months ended September 30, 2023 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other income (expenses), net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2023, there were no forward contracts outstanding.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously reported under Part I, Item 1A. "Risk Factors" in our Annual Report, as supplemented by the risk factors set forth in Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our Board and management team are committed to acting in the best interests of all of our shareholders.

Responding to actions by activist shareholders could be costly and time-consuming, disrupt our operations and divert the attention of our Board, senior management and employees. We have been subject to shareholder activism in the past, and may be subject to it in the future, which could result in substantial costs and divert management's and our Board's attention and resources from our business.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Cooperation Agreement, by and between Freshpet, Inc. and JANA Partners LLC, dated August 21, 2023 (incorporated by reference to Exhibit10.1 to the Current Report on Form 8-K filed with the SEC on August 21, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2023	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)