Form 10-K
period 2023-12-31
Freshpet, Inc.
filed 2024-02-26
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.1 billion.

As of February 22, 2024, 48,292,606 shares of common stock of the registrant were outstanding.

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

●	our ability to successfully implement new processes and systems as we continue to stabilize and improve our ERP;
●	our ability to timely complete the construction at our Freshpet Kitchens Ennis and achieve the anticipated benefits therefrom;
●	the loss of key members of our senior management team;
●	allegations that our products cause injury or illness or fail to comply with government regulations;
●	the loss of a significant customer;
●	the entrance of new competitors into our industry;
●	the effectiveness of our marketing and trade spending programs;
●	our ability to introduce new products and improve existing products;
●	our ability to match our manufacturing capacity with demand;
●	the impact of government regulation, scrutiny, warning and public perception;
●	the effect of false marketing claims;
●	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
●	our ability to develop and maintain our brand;
●	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by inflation;
●	our ability to manage our supply chain effectively;
●	global or local pandemics, such as COVID-19;
●	the failure of our information technology systems to perform adequately, including as a result of any interruptions, intrusions, cyber attacks or physical or electronic security breaches of such systems;
●	actions of activist stockholders;
●	volatility in the price of our common stock; and
●	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Freshpet, Inc. (“Freshpet,” the “Company,” "we" or "our") is disrupting the over $52.0 billion United States pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery, mass, club, pet specialty, natural and digital. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2023, our household penetration within the U.S. was approximately 11.5 million, with a target of 20 million households by 2027. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated by our recent initiatives in the U.K. market.

Our Industry

We primarily compete in the United States dog and cat food market. We believe pet food spending in North America will continue to increase at a similar rate as it has in the past. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.

We believe the following trends are driving growth in our industry:

Pet ownership.    There are currently approximately 86.9 million pet owning households in the United States, which represents approximately 66% of total households, and over 111.6 million dogs and cats in the United States, according to the American Pet Products Association.

Pet humanization.    According to Packaged Facts, 92-96% of U.S. pet owners view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions. According to an American Pet Products Association's Pulse Study, 48% of pet parents feel they are closer/more bonded with their pet due to the COVID-19 pandemic. We believe that pet owners' closer bond to their pets aligns with recent trends, which the COVID-19 pandemic has further accelerated.

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

Our Opportunity

Freshpet has a unique opportunity to capture market share in this large and growing category by mainstreaming fresh food for pets and making fresh food a greater part of dogs' and cats' main meals.

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

Our Mission and Values

We started Freshpet with a single-minded mission—to bring the power of real, fresh food to our dogs and cats. And, we are committed to doing so in ways that are good for Pets, People, and Planet.

Pets

Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. Freshpet's carefully selected ingredients and gentle cooking process ensures best-in-class bioavailable nutrition. Hundreds of customer testimonials each year underscore Freshpet's support of a long and healthy life. Further, since founding Freshpet, we have donated over seventeen million fresh meals to pets via shelters, charitable organizations, and humane societies, including St Hubert's Animal Welfare Center, Pennsylvania SPCA and 4 Paws for Ability.

People

People include our team members, pet parents, and our partners. We treat our team members with respect and are committed to helping them develop professionally and personally. These efforts have contributed to an employee net promoter score of 8.2. Additionally, we strive to be good partners with customers, distributors, and suppliers by conducting business with honesty and transparency knowing that we cannot grow without their support.

Planet

We are committed to minimizing our environmental impact while providing the healthiest, tastiest pet food possible. Freshpet Kitchens Bethlehem is a landfill-free facility thanks to state-of-the-art recycling, digesting, and waste-to-energy processes. We support renewable energy by matching the electricity used in Freshpet Kitchens and offices as well as our refrigerators in over 26,000 retail locations with Green-E Certified renewable energy certificates from North American based projects. Freshpet's chiller fleet efficiency continues to improve with our latest units using 91% less electricity than older units. In 2022 we opened our state-of-the-art Kitchens in Ennis, TX. This facility has been designed to be our most sustainable yet, incorporating on-site solar power and battery micro-grid, wastewater recycling, and advanced heating / cooling technology. These efforts are intended to help achieve our environmental goals while reducing the costs of doing business. 2023 saw the introduction of our new Texas distribution center and freight bracket pricing program. These efforts helped minimize the fuel used to ship Freshpet products to our customers resulting in significantly reduced logistics costs and environmental footprints.

Our commitment to our values helps us engage with consumers, motivate our team members, and attract strong partners, which allows us to fulfill our mission of delivering the best nutritional product choices to improve the well-being of our pets, enrich pet parents’ lives, and contribute to communities.

Our Products

Freshpet's business operates in a single segment: the manufacturing, marketing and distribution of pet food and pet treats for dogs and cats. Our portfolio of products consists of dog food, cat food, and dog treats. All Freshpet products are made according to our nutritional philosophy of fresh, nutritional ingredients and minimal processing. Our proprietary recipes include real, fresh meat and varying combinations of vitamin-rich vegetables, leafy greens and antioxidant rich fruits, without the use of preservatives or additives. Our unique product attributes appeal to diverse consumer needs across multiple classes of retail where Freshpet is sold. Consequently, our brand resonates across a broad cross-section of pet parent demographics.

Our products are sold under the Freshpet brand name, with ingredients, packaging, and labeling customized by different classes of trade and are available in multiple forms.

We also offer fresh treats across all classes of retail under the Dognation and Dog Joy labels.

Our Product Innovation

As the first manufacturer of fresh, refrigerated pet food distributed across North America, product innovation is core to our strategy. We take a fresh approach to pet food and are not constrained by conventional pet food products, attributes, and production capabilities. We employ a tightly-knit, creative team of marketing and research and development professionals, and we consult with outside experts through our Nutrition Council, which consist of PhDs in nutrition and veterinary nutritionists. Our team often identifies pet parents’ needs by evaluating emerging demand trends in both pet food and human food. New products are refined iteratively with the help of consumer panel data to arrive at products that we believe can be commercially successful.

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

Our Innovation Center, which is part of our Freshpet Kitchens (collectively, our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis), helps us ensure that we remain capable of strong innovation, including creating new product platforms to expand the breadth of our fresh pet food offerings. We expect that new product innovation and the introduction of new cooking techniques will continue to delight our consumers and drive growth going forward.

Our Supply Chain

Manufacturing: All of our products are manufactured in the United States. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing network in North America. Our original Freshpet Kitchens Bethlehem, located in Bethlehem, Pennsylvania, is a 240,000 square foot facility, built to United States Department of Agriculture standards and currently houses six production lines customized to produce fresh, refrigerated food.

In 2020, we began making investments at a manufacturing facility called Freshpet Kitchens South. Freshpet Kitchens South currently has three production lines with the space for additional production lines in the future.

The construction of Freshpet Kitchens Ennis, located in Ennis, Texas, began in 2020. The first production line was commissioned in Q4 of 2022, and two more lines were successfully commissioned in 2023, completing 1 of 3 construction phases for the site. Phase 2 is expected to commence production on its first line at the end of Q3 of 2024, with the balance of Phase 2 and Phase 3 to be completed over the next several years.

Due to the continued growth of our fresh pet food sales, we plan to continue expanding our manufacturing capacity via operational efficiency improvements at our current facilities and via future expansion of our physical features.

In 2023, approximately 99.1% of our product volume was manufactured with Freshpet owned equipment.

Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat, vegetables, fruits, whole grains, vitamins and minerals. We believe in building long-term supplier and farmer partnerships to source healthy and sustainable ingredients. We strive to source raw ingredients within a 300-mile radius of the Freshpet Kitchens. All of our suppliers are well-established companies that have the scale to support our growth. For every ingredient, we either use multiple suppliers or have identified alternative sources of supply that meet our quality and safety standards.

Distribution: Outbound transportation from our distribution center ("DC") facilities is managed by third-party refrigerated freight brokers. The service areas for our Pennsylvania and Texas DC locations are in a continual progression towards growing distribution out of Texas to serve the central and western US in tandem with the scale up of the Ennis Kitchen; and the Pennsylvania DC will principally service the eastern US and our international businesses. As volume grows, we will continue to leverage our distribution network to continuously improve customer service levels and decrease certain distribution costs. For certain retailers, we use national and regional distributors.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our Freshpet-owned manufacturing lines allows us to exercise significant control over production. We have a highly skilled Food Safety and Quality Assurance team consisting of quality assurance supervisors, specialists, analysts, and quality technicians with significant experience in pet and human food production.

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

Our Customers and Distributors

We sell our products throughout the United States, Canada, and Europe, and generate the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency, and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. As of December 31, 2023, we are in approximately 26,777 stores, with approximately 22% of stores having second and third Freshpet Fridge placements. We sell our products through the following classes of retail: grocery, mass, club, pet specialty, natural, and digital.

Our customers determine whether they wish to purchase our products directly from us or through a third-party distributor. In 2023, our largest distributor by net sales, Animal Supply Co., accounted for 9.0% of our net sales and our largest customer, Walmart, accounted for 23.4% of our net sales.

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

Installation into retail locations and ongoing maintenance of the Freshpet Fridge is coordinated by Freshpet and executed through leading third-party service providers. All of our Freshpet Fridges are protected by a manufacturer warranty of three years. Our refrigerators are designed to be highly reliable, and at any given time, less than 0.5% of the network is out of service for maintenance. Moreover, to ensure quality, cleanliness and appropriate in-stock levels, we employ brokerage partners to conduct a physical audit of the Freshpet Fridge network on an ongoing basis, with photographic results of our Freshpet Fridges transmitted back to Freshpet for review by members of our sales team.

We currently estimate less than 12-month cash-on-cash payback for the average Freshpet Fridge installation, calculated by comparing our total current costs for a refrigerator (including installation) to our current margin on net revenues. We believe our attractive value proposition to retailers and pet parents will allow us to continue penetrating store locations of existing and new customers. The Freshpet Fridge provides a highly-visible merchandising platform, allowing us to control how our brand is presented to consumers at point-of-sale and represents a significant point of differentiation from other pet food competitors. Our total chiller fleet at retailers covers over 1.7 million cubic feet of space.

Marketing and Advertising

Our marketing strategy is designed to educate consumers about the benefits of fresh refrigerated pet food and build awareness of the Freshpet brand. We deploy a broad set of marketing tools across television, digital and public relations to reach consumers through multiple touch points and increase product trials.

Our network of fridges at approximately 26,777 retail locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, X, TikTok and YouTube.

Our marketing strategy has allowed us to drive new consumers to our brand and develop a highly engaged community of users who actively advocate for Freshpet.

Competition

Pet food is a highly competitive industry. We compete with some of the largest pet food manufacturers such as Nestlé Purina Pet Care, the J.M. Smucker Company, Hill's Pet Nutrition, Mars Pet Care, General Mills Pet, and Post Consumer Brands. In addition, we compete with many regional niche brands in individual geographic markets, as well as the launch of new direct-to-consumer frozen brands.

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

Attracting and retaining talent at all levels is vital to continuing our success. We promote the work-life balance of our employees, we invest in our employees through high-quality benefits and various health and wellness initiatives, and we have created a healthy work environment in our offices. In order to incentivize and engage our workforce, Freshpet provides:

●	Industry-leading compensation, including stock compensation for every employee	●	Industry-leading healthcare offered equitably for every employee
●	Annual equity grants and Key Talent awards to employees identified by the Executive Leadership team and the Board	●	Competitive perquisites, including pet insurance, tuition reimbursement, paid parental leave, free healthy snack room and catered lunches
●	401(k) matching for every employee	●	Rigorous focus on Diversity & Inclusion to create an inclusive culture to attract, engage and retain our diverse talent

As of December 31, 2023, we had 1,083 employees located primarily in Bethlehem, PA, Ennis, TX, Secaucus, NJ and Europe. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us.

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

Trademarks and Other Intellectual Property

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, among others, Freshpet, Vital, Nature’s Fresh, Roasted Meals, Fresh From The Kitchen, Freshpet Dog Joy, Dognation, Homestyle Creations, and Pets People Planet.

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

Government Regulation

Along with our brokers, distributors, and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission, the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture, the United States Environmental Protection Agency, and the Occupational Safety and Health Administration. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States. In addition to agency regulation, we are required to comply with state feed control requirements in the United States. We are also subject to the laws of Canada, including the Canadian Food Inspection Agency, and the United Kingdom, including the Food Standards Agency, as well as provincial and local regulations.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. The following is a discussion of the risks, uncertainties and assumptions that we believe are material to our business, which should be considered in conjunction with the other information contained in this report, including our consolidated financial statements and accompanying notes. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. While the risks are organized by headers, and each risk is discussed separately, many are interrelated. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Risks Related to our Growth Strategy and Need for Capital

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy by attracting new consumers to our brand, expanding distribution through the timely expansion of certain of our Freshpet Kitchens, the installation of new Freshpet Fridges, and launching new products. Our ability to increase awareness, consumer trial and adoption of our products, and to implement this growth strategy depends, among other things, on our ability to:

●	implement our marketing strategy;
●	expand and maintain brand loyalty;
●	partner with customers to secure space for our Freshpet Fridges;
●	develop new product lines and extensions;
●	partner with distributors to deliver our products to customers;
●	continue to compete effectively in multiple classes of retail, including grocery, mass, club, pet specialty, natural, and digital; and
●	build capacity to meet demands, including the timely expansion of certain of our Freshpet Kitchens.

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

Developing our business has in the past required and will continue in the future to require significant capital. To meet our capital needs, we expect to continue to rely on our cash flow from operations, as well as cash received from our Convertible Notes (as defined below), and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with our contractual restrictions.

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

A relatively limited number of customers account for a large percentage of our net sales. During 2023, ten customers, who purchase either directly from us or through third-party distributors, collectively accounted for approximately 73.1% of our net sales. This percentage may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time we may be subject to claims from competitors or consumers, including consumer class actions, alleging that our product claims are deceptive, such as products being mislabeled or misbranded. For example, we have had legal claims brought against us in California for our use of the word "natural" in describing certain of our products. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Whether or not a false marketing claim is successful, such assertions could have an adverse effect on our business, financial condition and results of operations, and the negative publicity surrounding them could harm our reputation and brand image.

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

The inputs, commodities and ingredients that we require are subject to price increases, inflationary and interest rate pressures, and shortages that could adversely affect our results of operations.

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

We have supply agreements with co-packers that require them to provide us with specific finished products. We rely on co-packers as our sole source for certain products. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of a co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-packing agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-packing arrangement with another provider. During economic downturns, our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-packing arrangement may not be available on terms as favorable to us as the existing co-packing arrangement, if at all.

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

Disruptions in the worldwide economy may adversely affect our business, results of operations, and financial condition.

Adverse and uncertain economic conditions may impact distributor, customer, and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, customers, consumers, and creditors may suffer. Consumers have access to lower-priced offerings and, during economic downturns, may shift purchases to these lower-priced or other perceived value offerings. Customers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, customers significantly reduced their inventories. Global or local pandemics, such as COVID-19, could also have adverse impacts on our business operations. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

In recent years, we have expanded our global footprint by entering into new markets and may expand into additional markets in the future. For example, we currently do business with four retailers in the United Kingdom, where our products are selling in approximately 544 stores. As we continue to expand our business into new countries, we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.

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

Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We, or third-party service providers on whom we may rely, may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks, including those generated by artificial intelligence. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, provide additional training for employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Furthermore, the increased use of smartphones, tablets, and other wireless devices, as well as continued work-from-home arrangements for a substantial portion of our corporate employees, may also heighten these and other operational risks. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, including federal and state law, as well as the General Data Protection Regulation ("GDPR"), which could result in significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our NOLs

We may be unable to use some or all of our net operating loss carryforwards, which could adversely affect our financial results.

As of December 31, 2023, we had federal net operating loss (“NOLs”) carryforwards of approximately $420.3 million and state NOLs of approximately $312.8 million that we may use to offset against taxable income for U.S. federal and state income tax purposes, respectively. In general, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its “pre-ownership change” NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create additional limitations on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause an increase in the amount of our aggregate payments of U.S. federal and state income taxes in future years. In addition, (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2020 cannot be carried back to prior taxable years. Furthermore, we may not be able to generate sufficient taxable income to utilize our pre-2018 NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state will not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Risks Related to Interest Rates

Changes in interest rates may adversely affect our earnings and cash flows.

During periods of rising interest rates, our cost of borrowing could increase, the fair value of our investments could be affected, and it could constrain the purchasing power of our customers.

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

As of December 31, 2023, we had 48,263,097 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.

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

Actions of activist stockholders have in the past and could in the future cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The information technology systems we rely upon to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes are subject to risk from security breaches and other significant disruptions. Such breaches and disruptions may occur through breaches by our personnel or by intrusions over the Internet, malware, computer viruses, attachments to e-mails or by persons with whom we have commercial relationships. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. See "Item 1A. Risk Factors— We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks".

Our information security organization, led by our Chief Information Officer (our "CIO") who reports to our Chief Financial Officer (our "CFO"), is comprised of both I.T. security leadership and dedicated Cybersecurity staff. The information security organization has extensive technology security and program management experience including cybersecurity professional certifications such as Certified Information Systems Security Professional ("CISSP"), advanced degrees in Information Assurance, and numerous years' experience assessing and managing cybersecurity risk within the Department of Defense and other public companies. Our CIO has over 25 years of technology experience, including leading information governance, I.T. security, and cybersecurity teams and initiatives across both publicly traded companies and global organizations.

Our policies, practices, and standards for addressing material risks associated with cybersecurity are integrated into our overall risk management and are based on industry standards including the National Institute of Standards and Technology ("NIST") which aligns the prevention techniques, identification, protection, detection, response, and recovery related to an incident. These controls are tested by our information security organization and by independent third parties. We actively engage with industry groups for awareness of best practices and our third-party provides for industry benchmarking of critical areas within our cybersecurity posture.

Our organization-wide information security program focuses on implementing effective and efficient controls, technologies, and other processes to help protect, identify, assess, manage and mitigate material cybersecurity threats and incidents. These processes include, among other things, regular testing of these controls through table-top exercises, penetration and vulnerability testing, auditing of our information security by an independent third-party auditor, ongoing security awareness training for employees and other educational programs, and continuous monitoring of our cybersecurity posture. We also employ numerous tools including, but not limited to, segregated layers of controls for access to our systems and security tools that help identify, isolate, remediate, and recover from identified vulnerabilities and security incidents in a timely manner. Our cybersecurity posture is managed by both our information security organization and through partnerships with industry recognized cybersecurity firms.

We have also created, and tested through incident response drills, the Freshpet Incident Response Plan and Playbook, which together set forth policy-level directives as well as specific guidelines for implementation, that describe our process for responding in the event of certain defined cyber incidents. These protocols (i) define the roles and responsibilities of participants, relationships to other Company policies and procedures, and reporting requirements needed during an incident, (ii) provide a framework by which our Incident Response Team (IRT) shall determine the scope and risk of an incident, respond appropriately to that incident, and inform the Board and others depending upon the nature and severity of the incident, and (iii) reduce the likelihood of a similar incident from reoccurring following identification of such an incident.

Our CIO and other members of the information security organization routinely engage with our CFO regarding cyber risk management activities and provide updates and data, as needed, to other members of our executive team to facilitate decisions regarding security matters. No less than twice per year, and more frequently as appropriate, our CFO and CIO also provide updates regarding our cybersecurity risk management strategy and related activities to the Audit Committee of our Board of Directors, and provide other information as needed to facilitate the committee's oversight of our cybersecurity risk.

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

Additionally we own a second location in Ennis, Texas ("Freshpet Kitchens Ennis"), that will be completed in 3 phases. Phase 1 had one line commissioned during 2022 and the remaining two lines were completed during 2023, subsequent to which, the Freshpet Kitchens Ennis facility represents approximately 400,000 square-foot. The first line in phase 2 is planned to be completed by the third quarter of 2024 with the remaining lines to be completed along with phase 3 over the next several years. At the completion of phase 2 and 3, the Freshpet Kitchens Ennis facility will grow by approximately 300,000 and 325,000 square-foot, respectively.

We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for our business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in various claims and legal actions that arise in the ordinary course of our business. While the results of such litigation proceedings cannot be predicted with certainty, management believes none of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See also “Item 1A. Risk Factors” and Note 9 to our Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for registrant’s common equity, related stockholder matters and issueR purchases of equity secuRIties

Market Information

Shares of our common stock are publicly traded on the Nasdaq Global Market under the symbol "FRPT".

The number of stockholders of record of our common stock as of February 22, 2024 was approximately 425. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the five-year period ended December 31, 2023. The graph assumes that $100 was invested on December 31, 2019, in each of our common stock, the NASDAQ Composite and the Russell 3000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
31-Dec-19	$100.00	$100.00	$100.00
31-Dec-20	$240.29	$143.64	$118.82
31-Dec-21	$161.23	$174.36	$147.35
31-Dec-22	$89.30	$116.65	$117.17
31-Dec-23	$146.83	$167.30	$145.24

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

For more information regarding our consolidated results and liquidity and capital resources for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K, which information is incorporated herein by reference.

Overview

We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since Freshpet's inception in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process, we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate, and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, product know-how, Freshpet Kitchens, refrigerated distribution, Freshpet Fridge, and culture.

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of pet food products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 26,777 retail stores as of December 31, 2023. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

●

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

●

Increasing penetration of Freshpet Fridge locations in major classes of retail, including Grocery, Mass, Club, Pet Specialty, Natural, and Digital. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products.

●	Consumer trends including growing pet ownership, pet humanization and a focus on health and wellness.
●	At times we increase our sales price to offset any adverse movement in input costs.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $420.3 million as of December 31, 2023, of which, approximately $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2023, of approximately $244.9 million, will have an indefinite carryforward period, but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2023, we had approximately $312.8 million of state NOLs, which expire between 2024 and 2043, and had $20.7 million of foreign NOLs in the United Kingdom which do not expire. At December 31, 2023, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Consolidated Statements of Operations and Comprehensive Loss

	Twelve Months Ended December 31,
	2023		2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$766,895	100%	$595,344	100%	$425,489	100%
Cost of goods sold	516,023	67	409,311	69	263,343	62
Gross profit	250,872	33	186,033	31	162,146	38
Selling, general and administrative expenses	281,318	37	238,016	40	186,809	44
Loss from operations	(30,446)	(4)	(51,983)	(9)	(24,663)	(6)
Interest and other income, net	13,029	2	1,710	0	13	0
Interest expense	(14,097)	(2)	(5,208)	(1)	(2,882)	(1)
Loss before income taxes	(31,514)	(4)	(55,481)	(10)	(27,532)	(6)
Income tax expense	210	0	282	0	162	0
Loss on equity method investment	1,890	0	3,731	1	2,005	0
Net loss	$(33,614)	(4)%	$(59,494)	(10)%	$(29,699)	(7)%

Twelve Months Ended December 31, 2023 Compared To Twelve Months Ended December 31, 2022

Net Sales

The following table sets forth net sales by class of retail:

	Year Ended December 31,
	2023			2022
	Amount	% of Net Sales	Store Count	Amount	% of Net Sales	Store Count
	(Dollars in thousands)
Grocery, Mass and Club (1)	$685,307	89%	21,135	$524,971	88%	19,670
Pet Specialty and Natural (2)	81,588	11%	5,642	70,373	12%	5,611
Net Sales	$766,895	100%	26,777	$595,344	100%	25,281

(1)	Stores at December 31, 2023 and December 31, 2022 consisted of 14,800 and 13,847 grocery and 6,335 and 5,823 mass and club, respectively.

(2)	Stores at December 31, 2023 and December 31, 2022 consisted of 5,164 and 5,135 pet specialty and 478 and 476 natural, respectively.

Net sales increased $171.6 million, or 28.8%, to $766.9 million for the twelve months ended December 31, 2023 as compared to the prior year. The $171.6 million increase in net sales was driven by growth in the Grocery, Mass, and Club channel of $160.3 million, with the remaining growth in Pet Specialty and Natural. The net sales increase was primarily driven by volume gains of 20%.

Gross Profit

Gross profit was $250.9 million, or 32.7% as a percentage of net sales, for the twelve months ended December 31, 2023, compared to $186.0 million, or 31.2% as a percentage of net sales, in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage on plant expenses, reduced quality costs, and decreased input cost as a percentage of sales mainly due to an increase in net sales pricing, partially offset by increased depreciation expense associated with the Company's capacity expansion and cost related to the disposal of equipment. For the twelve months ended December 31, 2023, Adjusted Gross Profit was $306.6 million, or 40.0% as a percentage of net sales, compared to $214.1 million, or 36.0% as a percentage of net sales, in the prior year.

See "—Non-GAAP Financial Measures" for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $281.3 million, for the twelve months ended December 31, 2023, compared to $238.0 million in the prior year. As a percentage of net sales, SG&A decreased to 36.7% for the twelve months ended December 31, 2023, compared to 40.0% in the prior year. The decrease of 330 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics cost as a percentage of net sales, decreased cost related to the ERP implementation, and increased leverage on depreciation and share-based compensation as the business scales, partially offset by activism engagement charges, increased media spend and increased variable compensation accrual.

Adjusted SG&A for the twelve months ended December 31, 2023, was $240.1 million, or 31.3% as a percentage of net sales, compared to $195.7 million, or 32.9% as a percentage of net sales, in the prior year.

See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Loss from Operations

As a result of the factors discussed above, loss from operations decreased by $21.5 million to a loss from operations of $30.4 million for the twelve months ended December 31, 2023 as compared to a loss from operations of $52.0 million in the prior year.

Interest and Other Income, net

The Company recorded interest and other income, net of $13.0 million for the twelve months ended December 31, 2023 as a result of interest income generated from cash and short-term investments.

Interest Expense

Interest expense increased $8.9 million to interest expense of $14.1 million for the twelve months ended December 31, 2023 as compared to interest expense of $5.2 million for the same period in the prior year. The increase was primarily driven by the termination of our Credit Agreement in the current period resulting in the write-off of unamortized fees of $2.5 million which were recorded to interest expense, $5.2 million increase as a result of interest incurred on our Convertible Notes (as defined below) compared to interest incurred on the Credit Agreement that existed in the prior period, as well as a $1.2 million increase related to the interest on our finance lease liability.

Loss on Equity Method Investment

Our loss on equity method investment for the twelve months ended December 31, 2023 was $1.9 million as compared to a loss on equity method investment of $3.7 million in the prior year from the Company's interest in a privately held company, as discussed in Note 1.

Net Loss

Net loss decreased $25.9 million to a net loss of $33.6 million for the twelve months ended December 31, 2023 as compared to a net loss of $59.5 million for the prior year due to contribution from higher sales, increased gross margin and reduced logistics costs as a percentage of net sales, partially offset by increased SG&A including increased media spend of $23.1 million.

Adjusted EBITDA

Adjusted EBITDA was $66.6 million, or 8.7% as a percentage of net sales (also called Adjusted EBITDA Margin), for the twelve months ended December 31, 2023, compared to $20.1 million, or 3.4% as a percentage of net sales, in the prior year. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expense.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, fees related to the Capped Call Transactions, loss on disposal of equipment, and advisory fees related to activism engagement. EBITDA represents net income (loss) plus interest expense net of interest income, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, loss on disposal of property, plant and equipment, fees related to the Capped Call Transactions, and advisory fees related to activism engagement.

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

Additionally, Adjusted EBITDA (i) excludes non-cash share-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package, and (ii) certain costs essential to our sales growth and strategy. Adjusted EBITDA also excludes certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Other companies in our industry may calculate the non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2023	2022	2021
	(Dollars in thousands)
Net loss	$(33,614)	$(59,494)	$(29,699)
Depreciation and amortization	57,058	34,555	30,468
Interest expense, net of interest income	1,069	5,208	2,882
Income tax expense	210	282	162
EBITDA	$24,723	$(19,449)	$3,813
Loss on equity method investment	$1,890	$3,731	$2,005
Loss on disposal of property, plant and equipment	4,321	396	1,000
Non-cash share-based compensation (a)	24,936	26,092	24,998
Enterprise Resource Planning (b)	2,457	8,558	1,379
Capped Call Transaction fees (c)	113	—	—
COVID-19 expense (d)	—	—	1,758
Activism engagement (e)	8,177	—	—
Organization changes (f)	(67)	734	—
Adjusted EBITDA	$66,550	$20,062	$34,953
Adjusted EBITDA as a % of Net Sales	8.7%	3.4%	8.2%

(a)

Includes the true-up of share-based compensation expense during the period ended December 31, 2023. We have certain outstanding multi-year share-based awards, granted in FY 2020, with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA targets in FY 2024 as a condition to vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets set in 2020. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.

(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.

(c)	Represents fees associated with the Capped Call Transactions.

(d)	Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigating potential supply chain disruptions during the pandemic.

(e)	Represents advisory fees related to activism engagement.

(f)	Represents a true-up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2023	2022	2021
	(Dollars in thousands)
Gross profit	$250,872	$186,033	$162,146
Depreciation expense	41,209	20,774	16,545
Non-cash share-based compensation	10,995	7,293	4,152
COVID-19 expense (a)	—	—	1,753
Loss on disposal of manufacturing equipment	3,547	—	—
Adjusted Gross Profit	$306,623	$214,100	$184,596
Adjusted Gross Profit as a % of Net Sales	40.0%	36.0%	43.4%

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

The following table provides a reconciliation of Adjusted SG&A expenses to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Twelve Months Ended
	December 31,
	2023	2022	2021
	(Dollars in thousands)
SG&A expenses	$281,318	$238,016	$186,809
Depreciation and amortization expense	15,849	13,781	13,923
Non-cash share-based compensation (a)	13,941	18,799	20,846
Loss on disposal of equipment	774	396	1,000
Enterprise Resource Planning (b)	2,457	8,558	1,379
Capped Call Transactions fees (c)	113	—	—
Activism engagement (d)	8,177	—	—
COVID-19 expense (e)	—	—	5
Organization changes (f)	(67)	734	—
Adjusted SG&A Expenses	$240,074	$195,748	$149,656
Adjusted SG&A Expenses as a % of Net Sales	31.3%	32.9%	35.2%

(a)

Includes the true-up of share-based compensation expense during the period ended December 31, 2023. We have certain outstanding multi-year share-based awards, granted in FY 2020, with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA targets in FY 2024 as a condition to vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets set in 2020. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.

(b)	Represents implementation, amortization of deferred implementation costs and other costs associated with the implementation of an ERP system.

(c)	Represents fees associated with the Capped Call Transactions.

(d)	Represents advisory fees related to activism engagement.

(e)

Represents COVID-19 expenses including (i) costs incurred to protect the health and safety of our employees during the COVID-19 pandemic, (ii) temporary increased compensation expense to ensure continued operations during the pandemic, and (iii) costs related to mitigating potential supply chain disruptions during the pandemic included in SG&A.

(f)

Represents a true-up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

Liquidity and Capital Resources

To meet our capital needs, we issued approximately $402.5 million in convertible notes in March 2023 (the "Convertible Notes"), used $66.2 million of the proceeds to enter into capped call transactions, and used $11.0 million of the proceeds on debt issuance related costs. Further, on March 13, 2023, in connection with the proposed offering of the Convertible Notes, the Company, notified City National Bank of Freshpet's intent to terminate the Credit Agreement, and such termination became effective as of March 15, 2023 (the "Termination Date"). The Company had no borrowings outstanding under the Credit Agreement as of the Termination Date.

We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis phase 2 and 3. During fiscal year 2023, we spent approximately $239.1 million of capital to meet our capacity needs as well as recurring capital expenditures. In fiscal year 2024, we expect to spend approximately $210.0 million.

We expect to rely on our current and future cash flow from operations, may issue additional debt, and/or raise capital through our access to capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, short-term investments, expected cash flow from operations, amounts previously raised through the issuance of the Convertible Notes and our ability to access the capital markets, if appropriate, are adequate to fund our debt requirements, operating and finance lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors, including but not limited to increasing interest rates and inflation, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	December 31,	December 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$296,871	$132,735
Accounts receivable, net of allowance for doubtful accounts	56,754	57,572
Inventories, net	63,238	58,290
Prepaid expenses	7,615	9,778
Other current assets	2,841	3,590
Accounts payable	(36,096)	(55,088)
Accrued expenses	(49,816)	(33,016)
Current operating lease liabilities	(1,312)	(1,510)
Current finance lease liabilities	(1,998)	-
Total Working Capital	$338,097	$172,351

Working capital consists of current assets net of current liabilities. Working capital increased $165.7 million to $338.1 million at December 31, 2023 compared with working capital of $172.4 million at December 31, 2022. The increase was primarily a result of an increase of $164.1 million in cash and cash equivalents primarily resulting from the sale of the Convertible Notes as we fund our capital expansion plan, an increase in inventory of $4.9 million, a decrease in accounts payable of $19.0 million as a result of timing and capital expenditures of approximately $15.5 million related to our capital expansion plan and a decrease in current operating lease liabilities of $0.2 million. The increase was partially offset by a decrease in accounts receivable of $0.8 million, a decrease in prepaid expenses of $2.2 million, a decrease in other current assets of $0.7 million, an increase in accrued expenses of $16.8 million due to timing and capital expenditures of approximately $3.8 million related to our capital expansion plan, and an increase in current finance lease liabilities of $2.0 million.

We normally carry three to four weeks of finished goods inventory and less than 30 days of accounts receivable.

For the year ended December 31, 2023 our capital resources consisted primarily of $296.9 million of cash and cash equivalents on hand.

For the year ended December 31, 2022, our capital resources consisted primarily of $132.7 million of cash and cash equivalents on hand, $270.0 million available under our $350.0 million credit facilities, subject to debt covenants. Our credit facilities reflected $2.0 million reserved for two letters of credit and the remaining availability after the 2022 borrowing activity of $78.0 million under the Delayed Draw Facility.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, and cash flow from operations.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities and our ending balance of cash.

	Year Ended
	December 31,
	2023	2022
	(Dollars in thousands)
Cash at the beginning of period	$132,735	$72,788
Net cash provided by (used in) operating activities	75,940	(43,227)
Net cash used in investing activities	(239,093)	(233,364)
Net cash provided by financing activities	327,289	336,538
Cash at the end of period	$296,871	$132,735

Net Cash Provided by (Used In) Operating Activities

Cash provided by (used in) operating activities consists primarily of net loss adjusted for certain non-cash items (i.e., provision for (gains) loss on receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, write-off and amortization of deferred financing costs and loan discount, change in operating lease right of use asset and loss on equity method investment).

2023

Net cash provided by operating activities of $75.9 million in 2023 was primarily attributed to:

●

$61.7 million of net income adjusted for reconciling non-cash items, which excludes $95.3 million of non-cash items primarily related to $4.3 million of loss on disposal of property, plant and equipment, $24.9 million of share-based compensation including amortization of warrants, $58.5 million of depreciation and amortization, $4.1 million of write-off and amortization of deferred financing costs and loan discount, $1.5 million of change in operating lease right of use asset and $1.9 million of loss on equity method investment.

●	$14.3 million increase due to changes in operating assets and liabilities. The increase was primarily due to the change in accounts receivable, accounts payable and accrued expenses, primarily offset by the change in inventories, prepaid expenses and other current assets, other assets and operating lease liability.

2022

Net cash used in operating activities of $43.2 million in 2022 was primarily attributed to:

●

$10.9 million of net income adjusted for reconciling non-cash items, which excludes $70.4 million of non-cash items primarily related to $34.6 million in depreciation and amortization, $26.1 million in share-based compensation, $3.7 million of investments in equity method investment, $3.5 million in inventory obsolescence, $1.4 million of change in operating lease right of use asset, $0.8 million of amortization of deferred financing costs and $0.4 million in loss on disposal of property, plant and equipment.

This was offset by:

●

$54.1 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventory, accounts payable, other assets, other lease liabilities and prepaid expenses, offset by change in accrued expenses.

Net Cash Used in Investing Activities

2023

Net cash used in investing activities of $239.1 million in 2023 was primarily attributed to:

●	$5.3 million in capital expenditures related to Freshpet Kitchens South expansion.
●	$183.5 million in capital expenditures related to Freshpet Kitchens Ennis expansion.
●	$39.3 million in capital expenditures related to investment in fridges and other capital spend.
●	$11.0 million in plant recurring capital expenditures.
●	$113.4 million purchase of short-term investments.

This was partially offset by:

●	$113.4 million of proceeds from maturities of short-term investments.

2022

Net cash used in investing activities of $233.4 million in 2022 was primarily attributed to:

●	$28.4 million in capital expenditures related to Freshpet Kitchens South expansion.
●	$165.1 million in capital expenditures related to Freshpet Kitchens Ennis expansion.
●	$27.4 million in capital expenditures related to investment in fridges and other capital spend.
●	$9.2 million in plant recurring capital expenditures.
●	$19.8 million purchase of short-term investments.
●	$3.3 million investment in equity method investment.

This was partially offset by:

●	$19.8 million of proceeds from maturities of short-term investments.

Net Cash Provided by Financing Activities

2023

Net cash provided by financing activities of $327.3 million in 2023 was primarily attributed to:

●	$393.5 million net proceeds from Convertible Notes.
●	$4.5 million cash proceeds from the exercise of stock options.

This was partially offset by:

●	$66.2 million for the purchase of capped call options.
●	$2.0 million for debt issuance costs.
●	$1.4 million for tax withholdings related to net share settlements of restricted stock units.
●	$1.1 million for principal payments under finance lease obligations.

2022

Net cash provided by financing activities of $336.5 million in 2022 was primarily attributed to:

●	$337.5 million of proceeds from common shares issued in a primary offering, net of issuance cost.
●	$78.0 million of proceeds from borrowings under Credit Facility.
●	$0.5 million of proceeds from the exercise of stock options.

This was partially offset by:

●	$78.0 million for repayment of borrowings under Credit Facility.
●	$1.4 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Note 6 and 7 to our Consolidated Financial Statements included in this report.

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

We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have a Net Sales and/or Adjusted EBITDA target from FY 2023 through FY 2026. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the probability assessment is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

During periods of rising interest rates, our cost of borrowing could increase, the fair value of our investments could be affected, and it could constrain the purchasing power of our customers.

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

While generally we have been able to offset inflation and other changes in the costs of key operating resources through price increases, productivity improvements and greater economies of scale, our price increases are not always implemented immediately, which can cause us to temporarily absorb increased cost. Further, there can be no assurance that we will be able to continue to effectively implement such offsets in the future. From time to time, competitive conditions could limit our pricing flexibility. In addition, macroeconomic conditions could make additional price increases imprudent. There can be no assurance that all future cost increases can be offset by increased prices or that increased prices will be fully absorbed without any resulting changes in product purchasing patterns.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the twelve months ended December 31, 2023 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Loss in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of December 31, 2023, there were no forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESHPET, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Freshpet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of the probability of achieving the vesting performance criteria of share-based awards

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company recognizes share-based compensation based on the value of the number of share-based payment awards that are ultimately expected to vest during the period. Share-based awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria have 1) an annual revenue target or 2) an adjusted earnings before interest, taxes, depreciation and amortization target within fiscal years 2023 through 2026. At each reporting period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. When achievement of the vesting criteria is considered probable, compensation cost is recognized. As of December 31, 2023, there were 423,000 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $31.0 million.

We identified the assessment of the probability of achieving the vesting performance criteria of share-based awards as a critical audit matter. Evaluating the assumptions related to the Company’s determination of the probability that the performance criteria will be achieved for the share-based awards involved subjective auditor judgment. In particular, judgment was required to assess the probability of meeting the Company’s future performance targets, including forecasted revenue.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s share-based compensation process, including a control related to the Company’s assessment of assumptions that were used in the determination that a performance criteria was probable of achievement. To assess the Company’s ability to accurately forecast revenue, we compared the Company’s historical revenue forecasts to actual results. We compared forecasted revenue to those in communications to the Board of Directors, press releases and analyst reports. We evaluated the timing of the Company’s expansion projects by comparing the progress of the Company’s plans to construction milestones achieved.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Short Hills, New Jersey
February 26, 2024

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,871	$132,735
Accounts receivable, net of allowance for doubtful accounts	56,754	57,572
Inventories, net	63,238	58,290
Prepaid expenses	7,615	9,778
Other current assets	2,841	3,590
Total Current Assets	427,319	261,965
Property, plant and equipment, net	979,164	800,586
Deposits on equipment	1,895	3,823
Operating lease right of use assets	3,616	5,165
Equity method investment	—	25,418
Long term investment in equity securities	23,528	—
Other assets	28,899	28,426
Total Assets	$1,464,421	$1,125,383
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,096	$55,088
Accrued expenses	49,816	33,016
Current operating lease liabilities	1,312	1,510
Current finance lease liabilities	1,998	—
Total Current Liabilities	$89,222	$89,614
Convertible senior notes	393,074	—
Long term operating lease liabilities	2,591	4,200
Long term finance lease liabilities	26,080	—
Total Liabilities	$510,967	$93,814
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,277 issued and 48,263 outstanding on December 31, 2023, and 48,051 issued and 48,037 outstanding on December 31, 2022	48	48
Additional paid-in capital	1,282,984	1,325,524
Accumulated deficit	(328,731)	(295,117)
Accumulated other comprehensive (loss) income	(591)	1,370
Treasury stock, at cost — 14 shares on December 31, 2023 and on December 31, 2022	(256)	(256)
Total Stockholders' Equity	953,454	1,031,569
Total Liabilities and Stockholders' Equity	$1,464,421	$1,125,383

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2023	2022	2021
NET SALES	$766,895	$595,344	$425,489
COST OF GOODS SOLD	516,023	409,311	263,343
GROSS PROFIT	250,872	186,033	162,146
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	281,318	238,016	186,809
LOSS FROM OPERATIONS	(30,446)	(51,983)	(24,663)
OTHER EXPENSES:
Interest and Other Income, net	13,029	1,710	13
Interest Expense	(14,097)	(5,208)	(2,882)
	(1,068)	(3,498)	(2,869)
LOSS BEFORE INCOME TAXES	(31,514)	(55,481)	(27,532)
INCOME TAX EXPENSE	210	282	162
LOSS ON EQUITY METHOD INVESTMENT	1,890	3,731	2,005
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(33,614)	$(59,494)	$(29,699)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(1,961)	$1,490	$(40)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,961)	1,490	(40)
TOTAL COMPREHENSIVE LOSS	$(35,575)	$(58,004)	$(29,740)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.70)	$(1.29)	$(0.69)
-DILUTED	$(0.70)	$(1.29)	$(0.69)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,163	46,191	42,931
-DILUTED	48,163	46,191	42,931

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2020	40,732	$40	$600,388	$(205,924)	$(80)	14	$(256)	$394,169
Exercise of options to purchase common stock	224	—	2,271	—	—	—	—	2,271
Vesting of restricted stock units	78	—	(4,187)	—	—	—	—	(4,187)
Share-based compensation expense	—	—	25,068	—	—	—	—	25,068
Shares issued in primary offering, net of issuance costs	2,415	2	332,170	—	—	—	—	332,172
Foreign Currency Translation	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	(29,699)	—	—	—	(29,699)
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	45	—	471	—	—	—	—	471
Vesting of restricted stock units	43	1	(1,441)	—	—	—	—	(1,440)
Share-based compensation expense	—	—	23,505	—	—	—	—	23,505
Issuance and exercise of partner warrants	194		9,775					9,775
Shares issued in primary offering, net of issuance costs	4,320	4	337,504	—	—	—	—	337,508
Foreign Currency Translation	—	—	—	—	1,490	—	—	1,490
Net loss	—	—	—	(59,494)	—	—	—	(59,494)
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	160	—	4,517	—	—	—	—	4,517
Vesting of restricted stock units	66	—	(1,400)	—	—	—	—	(1,400)
Share-based compensation expense	—	—	20,554	—	—	—	—	20,554
Purchase of capped call options	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	(1,961)	—	—	(1,961)
Net loss	—	—	—	(33,614)	—	—	—	(33,614)
BALANCES, December 31, 2023	48,277	48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454

See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,614)	$(59,494)	$(29,699)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for (gains) loss on accounts receivable	(2)	(20)	29
Loss on disposal of property, plant and equipment	4,321	396	538
Share-based compensation	24,935	26,092	24,998
Inventory obsolescence	-	3,455	349
Depreciation and amortization	58,517	34,555	30,468
Write-off and amortization of deferred financing costs and loan discount	4,060	795	1,212
Change in operating lease right of use asset	1,549	1,372	1,329
Loss on equity method investment	1,890	3,731	2,005
Changes in operating assets and liabilities:
Accounts receivable	820	(32,993)	(16,371)
Inventories	(1,207)	(26,171)	(16,804)
Prepaid expenses and other current assets	(2,249)	(435)	(2,891)
Other assets	(4,053)	(3,141)	(7,899)
Accounts payable	3,543	(3,063)	14,958
Accrued expenses	19,237	13,078	(273)
Operating lease liability	(1,807)	(1,384)	(1,302)
Net cash flows provided by (used in) operating activities	75,940	(43,227)	647
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(113,441)	(19,840)	—
Proceeds from maturities of short-term investments	113,441	19,840	—
Investments in equity method investment	—	(3,293)	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(239,093)	(230,071)	(322,099)
Net cash flows used in investing activities	(239,093)	(233,364)	(322,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in primary offering, net of issuance cost	—	337,508	332,172
Proceeds from exercise of options to purchase common stock	4,517	471	2,271
Tax withholdings related to net shares settlements of restricted stock units	(1,400)	(1,441)	(4,187)
Proceeds from borrowings under Credit Facility	—	78,000	—
Repayment of borrowings under Credit Facility	—	(78,000)	—
Purchase of capped call options	(66,211)	—	—
Proceeds from issuance of convertible senior notes	393,518	—	—
Principal payments under finance lease obligations	(1,109)	—	—
Debt issuance costs	(2,026)	—	—
Fees paid in connection with financing agreements	—	—	(3,263)
Net cash flows provided by financing activities	327,289	336,538	326,993
NET CHANGE IN CASH AND CASH EQUIVALENTS	164,136	59,947	5,541
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,735	72,788	67,247
CASH AND CASH EQUIVALENTS, END OF PERIOD	$296,871	$132,735	$72,788
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$308	$297	$182
Interest paid	$9,303	$3,152	$1,730
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$19,286	$44,258	$22,482
Non-cash addition of finance lease to property, plant and equipment	$29,187	$-	$-
Issuance of partner warrants	$—	$9,775	—

See accompanying notes to the consolidated financial statements.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, "we," "us" or "our"), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada and other international markets, into major retail classes including Grocery, Mass and Club, Pet Specialty, Natural, and Digital retail.

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

Estimates and Uncertainties – The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining, among other items, trade incentives, share-based compensation, and useful lives for long-lived assets. Actual results, as determined at a later date, could differ from those estimates.

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

In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net income or loss. The Company has elected to record its share of equity in income (losses) of equity method investment on a one-quarter lag based on the most recently available financial statements.

Through 2022, we invested a total of $31,200 in a privately held company that operates in our industry, with no additional investments during 2023. The Company concluded that it is not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct activities that most significantly impact economic performance. Prior to March 30, 2023, the Company accounted for the investment under the equity method of accounting based on our ability to exercise significant influence, based on our representation on and the makeup of the investee's Board of Directors. The basis difference between the Company's carrying value of its investment and the amount of underlying equity in net assets of the privately held company is not material to the Company's consolidated financial statements.

On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under ASC Topic 321 ("ASC 321"), Investments - Equity Securities. As of December 31, 2023, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Because the investee is a privately held company, there is not a means to obtain a readily determinable fair value of the entity. The Company follows ASC 321 using the measurement alternative to measure investments in investees that do not have readily determinable fair value and over which the Company does not have significant influence. Under ASC 321, the initial carrying value of the investment is equal to the previous carrying amount of the investment under the equity method. As the Company has historically recorded its proportionate share of income or loss from the investee on a one-quarter lag, the final adjustment to the carrying value of the investment was recorded in June 2023. The carrying amount of the investment is subsequently adjusted for any impairment or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. Dividends and distributions, if any, from the investee would be recognized in the period in which they are received and recorded in other income on the consolidated statement of operations.

The Company performs a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the company estimates the investment's fair value in accordance with the principles of ASC Topic 820 ("ASC 820"), Fair Value Measurements and Disclosures. If the fair value is less than the investment's carrying value, the entity recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value. There were no observable price changes, impairment, or other matters that would require adjustment to the investment during the year ended December 31, 2023.

March 2023 Issuance of $402.5 million of 3.00% Convertible Senior Notes (the "Convertible Notes") – In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company evaluated the debt instrument and its embedded features to determine if the contract or the embedded components of the contract qualified as a derivative that would be required to be separately accounted for in accordance with the relevant accounting literature.

The Company accounts for the Convertible Notes as a single liability measured at amortized cost. The Company uses the effective interest rate method to amortize the debt issuance costs to interest expense over the respective term of the Convertible Notes.

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

Property, Plant, and Equipment – Property, plant, and equipment are recorded at cost. The Company provides for depreciation on the straight-line method by charges to income at rates based upon estimated recovery periods of 7 years for furniture and office equipment, 5 years for automotive equipment, 9 years for refrigeration equipment, 5 to 10 years for machinery and equipment, 2 years for plates & dies, and 15 to 39 years for building and improvements. Capitalized cost includes the costs incurred to bring the property, plant, and equipment to the condition and location necessary for its intended use, which includes any necessary delivery, electrical, and installation cost for equipment. Maintenance and repairs that do not extend the useful life of the assets over two years are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives on the straight-line method.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Leases – The Company is a lessee in noncancelable (1) operating leases, and (2) finance leases, which it accounts for in accordance with Accounting Standards Codification (ASC) Topic 842, Leases.

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use asset and a lease liability at the lease commencement date. For both operating and finance leases, the right of use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received; and the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. For operating leases, amortization of the right of use asset is calculated as the difference between the straight-line lease expense over the lease term and the accretion of interest on the lease liability each period. For the finance lease, the right of use asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of the useful life of the underlying asset or the end of the lease term. Amortization of the finance lease right of use asset is recognized and presented separately from interest expense on the lease liability.

The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar economic environment.

Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of December 31, 2023.

The Company monitors for events or changes in circumstances that require a reassessment of it leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right of use asset.

The Company has elected the practical expedient to combine lease and non-lease components when determining the right of use asset and lease liability. The Company has also elected not to recognize right of use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.

Income Taxes – The Company provides for deferred income taxes for temporary differences between financial and income tax reporting, principally net operating loss carryforwards, depreciation, and share-based compensation. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2023 and 2022, the Company determined that full valuation of its net deferred tax assets and liabilities is appropriate.

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

Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of December 31, 2023, the Company had $134,570 of treasury bills within cash equivalents, which included $692 of amortized discount. As of December 31, 2022, the Company had no treasury bills within cash equivalents.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Short-Term Investments – The Company, from time to time, holds treasury bills with original maturities when purchased of greater than three months, within short-term investments, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of December 31, 2023, all of the Company's treasury bills within short-term investments matured during the year at $115,000, which included $1,559 of interest income.  As of December 31, 2022, all of the Company's treasury bills within short-term investments matured during the year at $20,000, which included $160 of interest income.

Trade Account Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Implementation Costs of Cloud Computing Arrangement – As of December 31, 2023 and 2022, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $9,895 and $9,444, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

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

Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of December 31, 2023, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.

Certain financial and non-financial assets, including the equity method investment, operating lease right-of-use assets and property, plant, and equipment are reported at their carrying values and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the investment in equity securities, we have elected the measurement alternative under which we measure this investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes, if any, in orderly transactions for an identical or a similar investment of the same issuer, for which the change in fair value would be included in net income.

Refer to Note 7 for the fair value of our Convertible Senior Notes.

As of  December 31, 2023, the Company only maintained Level 1 and Level 2 assets and liabilities.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Debt Issuance Cost –  The Company's policy is to record debt issuance costs as a direct deduction to the related debt liability in the Consolidated Balance Sheet and to amortize these debt issuance costs to interest expense over the term of the related debt using the effective interest method.

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

There were no contract assets as of December 31, 2023 and 2022.

Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Twelve Months Ended
	December 31,
	2023	2022	2021
Grocery, Mass and Club	$685,307	$524,971	$356,965
Pet Specialty and Natural	81,588	70,373	68,524
Net Sales	$766,895	$595,344	$425,489

Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $97,877, $71,720 and $53,687, in 2023, 2022 and 2021, respectively. As of December 31, 2023, 2022 and 2021 we had $56, $553 and $1,173, respectively of production cost in prepaid expense, representing advertising that had yet to take place.

Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive loss. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $57,427, $63,891, and $47,713 in 2023, 2022 and 2021, respectively.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending December 31, 2024 and subsequent interim periods. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently evaluating the provisions of this guidance and its effect on its future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This guidance will be effective for the Company for the annual report for the fiscal year ending December 31, 2025, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and its effect on its future consolidated financial statements.

The Company did not adopt any new Accounting Standard Updates during 2023.

Note 2 – Inventories, net:

Inventories are summarized as follows:

	December 31,	December 31,
	2023	2022
Raw Materials and Work in Process	$16,055	$20,608
Packaging Components Material	5,607	6,186
Finished Goods	41,576	31,639
	63,238	58,433
Reserve for Obsolete Inventory	-	(143)
Inventories, net	$63,238	$58,290

Note 3 – Property, Plant and Equipment, net:

Property, plant and equipment are summarized as follows:

	December 31,	December 31,
	2023	2022
Refrigeration Equipment	$167,956	$137,875
Machinery and Equipment	242,256	199,504
Building, Land, and Improvements	535,003	458,800
Furniture and Office Equipment	14,987	14,040
Leasehold Improvements	1,319	1,319
Construction in Progress	187,952	134,338
Finance Lease Right of Use Asset	29,187	-
	1,178,660	945,877
Less: Accumulated Depreciation and Amortization	(199,496)	(145,291)
Property, Plant and Equipment, net	$979,164	$800,586

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Depreciation and amortization expense related to property, plant and equipment totaled $58,169, $34,332, and $29,467 in 2023, 2022 and 2021, respectively; of which $42,667, $20,774, and $16,545 was recorded in cost of goods sold for 2023, 2022 and 2021, respectively, with the remainder of depreciation expense being recorded to selling, general and administrative expense.

Note 4 – Income Taxes

A summary of income taxes as follows:

	Year Ended December 31,
	2023	2022	2021
Federal	$—	$—	$—
State	210	282	162
International	—	—	—
	$210	$282	$162

The provisions for income taxes do not bear a normal relationship to loss before income taxes primarily as a result of the valuation allowance on deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	1.2%	3.6%	7.4%
Permanent items	5.8%	3.7%	30.6%
Other	(0.4%)	(0.7%)	(0.2%)
State rate change	(1.8%)	0.5%	(0.5%)
Valuation allowance	(26.4%)	(28.6%)	(58.8%)
Effective tax rate	(0.6%)	(0.5%)	(0.5%)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. The Company has experienced taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2023, 2022 and 2021.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2023	2022	2021
Net operating loss	$105,233	$85,214	$73,436
Stock option expense	23,643	18,709	12,169
Property and equipment	(35,756)	(20,753)	(14,957)
Other	5,536	5,920	2,845
Less: Valuation allowance	(98,656)	(89,090)	(73,493)
Net deferred income tax assets	$-	$-	$-

At December 31, 2023, the Company had federal net operating loss (“NOL”) carryforwards of $420.3 million, of which $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOL generated from 2018 through 2023, of approximately $244.9 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. At December 31, 2023, the Company had $312.8 million of state NOLs which expire between 2024 and 2043, and had $20.7 million of foreign NOLs in the United Kingdom which do not expire.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2023, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2005 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2023, 2022 and 2021.

The Company considered the impact of the disallowance of certain compensation tax deductions in excess of $1.0 million under Internal Revenue Code Section 162(m); however, to the extent an adjustment to the deferred tax asset is required the impact will be offset by a corresponding adjustment to the valuation allowance.

Note 5 – Accrued Expenses:

Accrued expenses are summarized as follows:

	2023	2022
Accrued Compensation and Employee Related Costs	$19,307	$8,559
Accrued Construction Costs	—	4,235
Accrued Chiller Cost	7,478	4,106
Accrued Customer Consideration	1,228	656
Accrued Freight	6,078	2,705
Accrued Production Expenses	6,928	3,755
Accrued Corporate and Marketing Expenses	3,627	3,794
Accrued Interest	3,019	922
Other Accrued Expenses	2,151	4,284
Accrued Expenses	$49,816	$33,016

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 6 – Debt:

On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement ("Credit Agreement"), which amended and restated in full the Company's Fifth Amended and Restated Loan and Security Agreement, dated as of April 17, 2020. The Credit Agreement provided for a $350,000 senior secured credit facility (as amended the "Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility"), which replaced the Company's prior $130,000 delayed draw term loan facility and $35,000 revolving loan facility. The Company incurred an additional $3,263 of fees associated with the debt modification, of which $2,797 was related to the Delayed Draw Term Loan ("DDTL") (as defined below) with the remaining balance relating to the Revolving Loan Facility (as defined below). The Company's policy is to record the debt issuance cost related to the Delayed Draw Term Loan, net of debt, for the portion of the Delayed Draw Term Loan that is outstanding, with the remaining amount recorded within assets.

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

On March 13, 2023, the Company notified City National Bank, of Freshpet's intent to terminate the Credit Agreement, with such termination to be effective as of March 15, 2023 (the "Termination Date"), in connection with the offering of the Convertible Notes.

As of March 13, 2023, the Termination Date and December 31, 2022, the Company had no borrowings outstanding under the Credit Facility. Interest expense and fees totaled $2,785, $5,208 and $2,882 in 2023, 2022 and 2021, respectively. Interest expense in 2023 included $2,478 of debt issuance costs written off in conjunction with the termination of the Credit Facility in March 2023. There was $0 of accrued interest on the credit facilities as of December 31, 2023 and $904 accrued interest on the credit facilities as of December 31, 2022.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Convertible Senior Notes:

In March 2023, we issued $402,500 aggregate principal amount of 3.0% convertible senior notes due 2028. The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act"). The net proceeds from the sale of the Convertible Notes were approximately $391,492 after deducting offering and issuance costs related to the Convertible Notes and before the 2023 Capped Call transactions, as described below.

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

The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of December 31, 2023:

	As of December 31, 2023
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	393,074	581,613

        (1) The carrying amounts presented are net of unamortized debt issuance costs of $9,426 as of December 31, 2023.

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the twelve months ended December 31, 2023, recognized related to the Convertible Notes consists of the following:

Twelve Months Ended
December 31,
Contractual interest expense	9,426
Amortization of issuance costs	1,582
Total	11,008

As of December 31, 2023, of the $9,426 interest expense incurred to date, $6,406 was paid during the year, with $3,019 of accrued interest expense as of the year end. Of the $9,426 of interest expense incurred, approximately $1,207 of interest expense was capitalized to construction in progress as of December 31, 2023, as the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas. As of December 31, 2023, $136 of the $1,207 was reclassified from construction in progress to assets placed in service.

Note 8 – Purchase of Capped Call Options:

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

The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of December 31, 2023, the instrument continued to qualify for equity classification.

Note 9 – Commitments and Contingencies

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

Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	2.97	9.5
Weighted-average discount rate	6.2%	8.6%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases and finance lease as of December 31, 2023 were as follows:

	As of December 31, 2023
	Operating Leases	Finance Lease
2024	$1,511	$4,336
2025	1,210	4,336
2026	1,239	4,336
2027	337	4,336
2028 and beyond	-	23,844
Total lease payments	$4,297	$41,188
Less: Imputed interest	(394)	(13,110)
Present value of lease liabilities	$3,903	$28,078

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

A summary of lease costs for 2023 and 2022 were as follows:

		For the Twelve Months Ended December 31,
	Statement of Operations and Comprehensive Loss Location	2023	2022
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$1,752	$1,752

Finance Lease:
Amortization of right of use asset	Cost of goods sold	$1,459	$-
Interest on lease liabilities	Interest Expense	$1,235	$-
Variable lease cost (a)	Cost of goods sold (a)	$6,733	$-

       (a) Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. During the period, $6,733 of variable lease costs were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.

Supplemental balance sheet information as of December 31, 2023 and December 31, 2022 related to leases are as follows:

	Balance Sheet Location	As of December 31, 2023	As of December 31, 2022
Assets:
Operating leases	Operating lease right of use assets	$3,616	$5,165
Finance lease, net	Property, plant and equipment, net	27,728	-
Total lease assets		$31,344	$5,165

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,312	$1,510
Finance lease liabilities	Current finance lease liabilities	1,998	-
Long-term:
Operating lease liabilities	Long term operating lease liabilities	2,591	4,200
Finance lease liabilities	Long term finance lease liabilities	26,080	-
Total lease liabilities		$31,981	$5,710

Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	For the Twelve Months Ended December 31,
Operating cash flow information:	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,802	$1,764
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$1,235	$-
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$1,109	$-

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Commitments:

As of December 31, 2023, the Company has the following future commitments:

In August 2023, we entered into a lease arrangement for a to-be constructed office space, which will contribute right of use assets and lease liabilities upon lease commencement, which is anticipated to occur by the end of 2024. As of December 31, 2023, the future commitments related to this arrangement are not determinable as they are variable in nature. Our current headquarters lease in Secaucus, NJ expires in June 2024.

Certain of the Company’s executives are covered by employment contracts requiring the Company to pay severance in the event of certain terminations.

The future minimum payments due under manufacturing and service obligations for five years were as follows:

December 31, 2023
2024	$10,003
2025	6,194
2026	1,500
2027	1,500
2028 and beyond	1,500
Total Manufacturing and Servicing Obligations	$20,697

Legal Obligations:

We are currently involved in various claims and legal actions that arise in the ordinary course of our business. None of these claims or proceedings, most of which are covered by insurance, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

The fact discovery period in this action closed on December 31, 2023, subject to the parties' agreement that each side may take an additional deposition on financial issues if needed.

The parties are engaged in the expert discovery phase, which will close on March 31, 2024. The case is scheduled for a non-jury trial on September 16, 2024.

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 10 – Warrants:

In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of December 31, 2023, and 2022 there were $2,027 and $5,750 of warrants in prepaid expense, respectively and $0 and $1,438 of warrants in other assets, respectively.

During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.

Total amortization associated with partner warrants during 2023 and 2022 was $5,160 and $2,587, respectively.

Note 11 – Equity Incentive Plans and Equity:

Total compensation cost for share-based payments recognized in 2023, 2022 and 2021 was approximately $19,774, $23,505 and $24,998, respectively. Cost of goods sold in 2023, 2022 and 2021 included share-based compensation of approximately $5,833, $4,706 and $4,152, respectively. Selling, general, and administrative expense in 2023, 2022 and 2021 included share-based compensation of approximately $13,941, $18,799 and $20,846, respectively.

The Company maintains the approved 2014 Omnibus Incentive Plan under which shares of common stock may be issued or used for reference purposes as awards granted under the 2014 Plan. These awards may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of December 31, 2023, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

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

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2023 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,291	$51.63
Granted	19	57.79
Exercised	(111)	69.77
Forfeited	(36)	139.17
Outstanding at December 31, 2023	1,163	$47.30	4.40	$58,718
Exercisable at December 31, 2023	1,016	$40.25	2.50	$57,641

Of the options exercisable at the end of December 31, 2023, 810 shares were in-the-money, which account for the entire aggregate intrinsic value.

As of December 31, 2023, there was $9,287 of total unrecognized compensation costs related to non-vested service period options, of which $8,667 will be incurred in 2024, and the remaining $620 will be incurred in 2025.

Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual Net Sales or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans in 2023 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,925	$75.50
Granted	65	65.88
Exercised	(47)	67.95
Outstanding at December 31, 2023	1,943	$75.36	5.2	$73,466
Exercisable at December 31, 2023	1,109	$22.88	3.3	$72,115

Of the options exercisable at the end of December 31, 2023, 1,059 shares were in-the-money, which account for the entire aggregate intrinsic value.

As of December 31, 2023, there was approximately $8,805 of total unrecognized compensation costs related to performance-based awards for which the achievement of the vesting criteria is considered probable, of which $7,255 will be incurred in 2024, $760 will be incurred in 2025, $730 will be incurred in 2026, and the remaining $60 will be incurred in 2027.

As of December 31, 2023, there were 423 unvested performance-based options outstanding that were deemed not probable, with an aggregate fair value of $30,965.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Service Period Restricted Stock Units—The following table includes activity related to outstanding restricted stock units in 2023.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2022	278	$74.52
Granted	171	59.89
Exercised/Vested	(64)	80.14
Forfeited	(13)	70.53
Outstanding at December 31, 2023	372	$66.97

As of December 31, 2023, there was approximately $14,395 of total unrecognized compensation costs related to restricted stock units, of which $7,224 will be incurred in 2024, $4,893 will be incurred in 2025, $2,241 will be incurred in 2026, and the remaining $37 will be incurred in 2027.

Performance Based Restricted Stock Units—The following table includes activity related to outstanding restricted stock units in 2023.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at December 31, 2022	176	$63.01
Exercised/Vested	(2)	111.65
Forfeited	(7)	71.77
Outstanding at December 31, 2023	167	$62.11

As of December 31, 2023, there was approximately $5,478 of total unrecognized compensation costs related to performance-based restricted stock units for which the achievement of the vesting criteria is considered probable, of which $2,743 will be incurred in 2024, and the remaining $2,735 will be incurred in 2025.

Grant Date Fair Value of Options—The weighted average grant date fair value of options (service period options and performance based options) granted during in 2023, 2022 and 2021 were $35.81, $37.39 and $74.90 per share, respectively.

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

	Year Ended December 31,
	2023	2022	2021
Weighted average exercise price of options granted	$ 64.05	$ 67.02	$ 155.00
Expected volatility	51.8%	52.5%	50.4%
Average expected terms in years	6.4	6.5	6.1
Risk-free interest rate	4.5%	3.8%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%

Note 12 – Net Loss Per Share Attributable to Common Stockholder:

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in 2023, 2022 and 2021.

In 2023, 2022 and 2021, there were no reconciling items between net loss and net loss attributable to common stockholders.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
Service Period Stock Options	1,163	1,291	1,291
Restricted Stock Units	372	275	173
Performance Stock Options	1,109	1,107	972
Convertible Notes	5,776	—	—
Total	8,420	2,673	2,437

Note 13 – Retirement Plan:

The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $3,109 in 2023, $2,297 in 2022 and $1,829 in 2021.

FRESHPET, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 14 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

Major Customers—In 2023, 2022 and 2021, net sales to one of our distributors accounted for 9%, 8% and 16% of our net sales, respectively. In 2023 and 2022 one customer accounted for more than 10% of our net sales, respectively, while in 2021, no customers accounted for 10% of our net sales. As of December 31, 2023, one distributor and two customers accounted for 15%, 21% and 13% respectively, of our accounts receivable. As of December 31, 2022, two distributors and two customers accounted for 15%, 6%, 26% and 11% respectively, of our accounts receivable. As of December 31, 2021, two distributors and two customers accounted for 20%, 10%, 14% and 13%, respectively, of our accounts receivable.

Major Suppliers—The Company purchased approximately 29% of its raw materials from one vendor during 2023, approximately 33% of its raw materials from one vendor during 2022, and approximately 21% of its raw materials from one vendor during 2021.

The Company purchased approximately 96% of its packaging material from five vendors during 2023, 91% of its packaging material from five vendors during 2022, and approximately 84% of its packaging material from five vendors during 2021.

Note 15 – Subsequent Events:

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013).  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

Our directors and executive officers may from time to time enter into plans or other arrangement for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2023)

4.2	Indenture, dated as of March 20, 2023, between Freshpet, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)
4.3	Form of certificate representing the 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture, dated as of March 20, 2023, between Freshpet, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)
4.4	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)
10.1+	Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.2+	Amendment to Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2021)
10.3+	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.4+	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to the Company’s Registration on Form S-8 filed on December 12, 2014)
10.5+

Form of Restricted Stock Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 27, 2014)

10.6+

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

10.10*+	Summary of Non-Employee Director Compensation Arrangements
10.11+	Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)
10.12+	Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.13+	Separation Agreement and General Release of Claims, dated October 13, 2022, by and among the Company and Heather Pomerantz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)
10.14+	Employment Agreement, dated October 27, 2022, by and among the Company and Todd Cunfer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2022)
10.15+	Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise (incorporated by reference to Exhibit 10.18 to the Company’s 10-K, Amendment No. 1, filed on April 30, 2019)
10.16+	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

Exhibit No.	Description
10.17+	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and William B. Cyr, dated September 6, 2016 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.18+	Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and Heather Pomerantz, dated January 12, 2020 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)
10.19	Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.20	Cooperation Agreement, by and between Freshpet, Inc. and JANA Partners LLC, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 21, 2023)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Freshpet, Inc. Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith. **Furnished herewith. + Indicates a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024.

Signature	Title

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Todd Cunfer Todd Cunfer	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Olu Beck Olu Beck	Director

/s/ David Biegger David Biegger	Director

/s/ Daryl G. Brewster Daryl G. Brewster	Director

/s/ Lawrence S. Coben Lawrence S. Coben	Director

/s/ Walter N. George III Walter N. George III	Director

Signature	Title

/s/ Jacki S. Kelley Jacki S. Kelley	Director

/s/ Timothy McLevish Timothy McLevish	Director

/s/ Leta D. Priest Leta D. Priest	Director

/s/ Joseph Scalzo Joseph Scalzo	Director

/s/ Craig D. Steeneck Craig D. Steeneck	Director

/s/ David J. West David J. West	Director