Form 10-K/A
period 2023-12-31
Freshpet, Inc.
filed 2024-04-30
CIK 1611647

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was approximately $3.1 billion.

The number of shares of Registrant’s Common Stock outstanding as of April 22, 2024 was 48,431,049.

KPMG LLP
Short Hills, New Jersey
185

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Freshpet, Inc. (“Freshpet,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “2023 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2023 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2023 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2023 10-K and the exhibit index set forth in Part IV of the 2023 10-K and includes certain exhibits as noted thereon. The cover page of the 2023 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2023 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2023 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2023 10-K. Accordingly, this Amendment should be read in conjunction with our 2023 10-K and with our filings with the SEC subsequent to the filing of our 2023 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2023 10-K.

Freshpet, Inc.

Amendment No. 1 on Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age (as of April 22, 2024), position and background (which includes a description of the relevant business experience) of each of our executive officers and directors:

Name	Age	Position(s)
Walter N. George III	67	Chairman of the Board of Directors and Director
William B. Cyr	61	Director and Chief Executive Officer
Olu Beck	57	Director
David B. Biegger	65	Director
Daryl G. Brewster	67	Director
Jacki S. Kelley	57	Director
Lauri Kien Kotcher	63	Director
Timothy McLevish	69	Director
Leta D. Priest	64	Director
Joseph Scalzo	65	Director
Craig D. Steeneck	66	Director
David J. West	61	Director
Scott Morris	55	President and Chief Operating Officer
Todd Cunfer	59	Chief Financial Officer
Stephen Macchiaverna	66	Executive Vice President and Treasurer
Cathal Walsh	52	Senior Vice President, Managing Director of Europe
Thembeka “Thembi” Machaba	46	Chief Human Resources Officer
Nishu Patel	38	Chief Accounting Officer

Background of Directors and Executive Officers

Chairman of the Board and Director— Walter N. George III has been a member of our Board of Directors (the “Board”) since 2014, and Chairman of the Board since 2023. Mr. George is the President of G3 Consulting, LLC, a boutique advisory firm specializing in value creation in small and mid-market consumer products companies, a company he founded in 2013. Mr. George served as President of the American Italian Pasta Company and Corporate Vice President of Ralcorp Holdings from 2010 until its sale to Conagra Foods in 2013. Mr. George served as Chief Operating Officer at American Italian Pasta Company from 2008 to 2010. From 2001 to 2008, Mr. George served in other executive roles with American Italian Pasta Company, including as Senior Vice President—Supply Chain and Logistics and Executive Vice President—Operations and Supply Chain. From 1988 through 2001, Mr. George held a number of senior operating positions with Hill’s Pet Nutrition, a subsidiary of Colgate Palmolive Company, most recently as Vice President of Supply Chain. Mr. George serves on the board of Old World Spices and Seasonings, Inc. Mr. George is non-executive chairman of the board of Indigo Wild, LLC. Mr. George provides the Board with operations expertise, consumer products and pet food industry expertise and public company experience.

Director and CEO—William B. Cyr has been a member of our Board and our Chief Executive Officer since September 2016. Before assuming his role at Freshpet, Mr. Cyr served as President and Chief Executive Officer of Sunny Delight Beverages Co. (“SDBC”) from August 2004 to February 2016. Prior to joining SDBC, Mr. Cyr spent 19 years at Procter & Gamble, where he ultimately served as the Vice President and General Manager of the North American Juice Business and Global Nutritional Beverages. Mr. Cyr serves as a Board and Executive Committee Member of the Consumer Brands Association, a position he has held since 2002. Additionally, during his time as President and Chief Executive Officer of SDBC, Mr. Cyr was a member of the board of directors of American Beverage Association from 2007 until 2016 and served on the Executive Committee from 2012 to 2016. Mr. Cyr holds an A.B. from Princeton University. Mr. Cyr provides the Board with knowledge of the daily affairs of the Company, expertise in the consumer products industry (including pet products and refrigerated foods), extensive experience in corporate leadership and high growth businesses, including mergers and acquisitions.

Director—Olu Beck has been a member of our Board since October 2019. Since January 2013, Ms. Beck has been the Founder and Chief Executive Officer of The Beck Group NJ, a boutique strategic and management consulting firm. Ms. Beck also served as Chief Executive Officer and a member of the board of directors of Wholesome Sweeteners, Inc., a maker of consumer-packaged natural and organic sweeteners and snacks, from 2016 to 2018. Prior to that, Ms. Beck served as Head of Global & U.S. Marketing (Shopper) & Health and Wellness for Johnson and Johnson, Inc. from 2010 to 2012. Prior to Johnson and Johnson, Inc., Ms. Beck served in various executive leadership roles in Finance and Sales at Mars Incorporated from 1989 to 2009, including serving as Chief Financial Officer of Uncle Ben’s Rice. Ms. Beck also serves on the board of directors of Denny’s Corporation (Nasdaq: DENN) and Saputo Inc. (TSX: SAP) and served on the board of directors and as Chair of the Audit Committee of Hostess Brands, Inc until its acquisition by The J.M. Smucker Company in November 2023. Ms. Beck has more than 25 years of experience in finance, portfolio business management and general management, including direct experience in transformational and strategic growth—both organically and through mergers and acquisition. Ms. Beck provides the Board with diversified, cross-functional and global experience, extensive management experience in the consumer packaged goods industry and insights into leading practices in executive compensation, corporate governance and audit.

Director—David B. Biegger has been a member of our Board since May 17, 2023. Mr. Biegger is an accomplished supply chain leader with over 40 years of experience in the consumer package goods industry. Mr. Biegger currently serves as an Operating Partner of Shore Capital Partners, a Chicago-based private equity firm specializing in investments across food & beverage, healthcare and business services sectors. He previously served as Executive Vice President and Chief Supply Chain Officer of Conagra Brands, a leading food and beverage services company, from 2015 until his retirement in May 2021. Prior to joining Conagra Brands, he worked at Campbell Soup Company, providing leadership across the company’s complex Global Supply Chain and Operations functions between 2005 and 2015. He also spent time in his early career building his foundational Manufacturing experience at Proctor & Gamble Company. Mr. Biegger provides the Board with supply-chain and consumer packaged goods expertise, in addition to his executive leadership experience.

Director—Daryl G. Brewster has been a member of our Board since January 2011. Since 2013, Mr. Brewster has served as the Chief Executive Officer of CECP, a coalition of chief executive officers from over 200 large cap companies focused on driving sustainable business and improving communication with strategic investors. Since 2008, Mr. Brewster has also been the founder and chief executive officer of Brookside Management, LLC, a boutique consulting firm that provides C-level consulting and support to consumer companies and service providers to the industry. Mr. Brewster serves as an Operating Advisor to The Carlyle Group and previously served as a Management Advisor to MidOcean Partners. Mr. Brewster served as the Chief Executive Officer of Krispy Kreme Doughnuts, Inc. from March 2006 through January 2008. From 1996 to 2006, Mr. Brewster was a senior executive at Nabisco, Inc. and Kraft, Inc. (which acquired Nabisco in 2000), where he served in numerous senior executive roles, most recently as Group Vice President and President, Snacks, Biscuits and Cereal. Before joining Nabisco, Mr. Brewster served as Managing Director, Campbell’s Grocery Products Ltd.—UK, Vice-President, Campbell’s Global Strategy, and Business Director, Campbell’s U.S. Soup. Mr. Brewster serves on the boards of The Bazooka Companies, LLC and Mother Administered Nutritive Assistance (MANA), and previously served on the board of E*Trade Financial Services, Inc. Mr. Brewster provides the Board with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

Director—Jacki S. Kelley has been a member of our Board since February 2019. Ms. Kelley has over 25 years of executive and senior leadership experience in the media and digital industries. Ms. Kelley currently serves as CEO/Americas at Dentsu, Inc., a role she has held since January 2020. Prior to her current role, Ms. Kelley spent five years at Bloomberg, first joining as Chief Operating Officer of Bloomberg Media in 2014 and then moving to Bloomberg LP in 2017 after being appointed Deputy Chief Operating Officer. Before joining Bloomberg, Ms. Kelley was the CEO, North America, and President of Global Clients for IPG Mediabrands as well as Global CEO, Universal McCann. Ms. Kelley was also a Vice President, Worldwide Strategy & Solutions, at Yahoo! and worked with USA Today for 18 years, leaving the company as a Senior Vice President. Ms. Kelley also serves on the board of directors of Comic Relief USA and is an Executive Board member of the Ad Council. Ms. Kelley provides the Board with corporate leadership and extensive senior management experience in media and marketing.

Director—Lauri Kien Kotcher has been a member of our Board since April 9, 2024. Ms. Kien Kotcher’s experience includes serving as a member of the board of directors and as Chief Executive Officer of Quip NYC Inc. since August 2023. Prior to this role, Ms. Kien Kotcher served as Chief Executive Officer of The Shade Store from October 2021 to May 2022, and as Chief Executive Officer of Hello Products from January 2015 to January 2021, as well as Chief Marketing Officer of Godiva Chocolatier from 2009 to 2013. Ms. Kien Kotcher is also the President of LLK Associates, a position she has held since 2003, where she provides advisory and consulting services to consumer products companies. Earlier in her career, she held roles at Lehman Brothers, Pfizer Consumer Healthcare, and spent 16 years at McKinsey & Company. Ms. Kien Kotcher also serves on the board of directors of Farmer’s Fridge and previously served as a director of LXRandCo, Inc. Ms. Kien Kotcher provides the Board with leadership experience in high growth companies as well as senior management experience in marketing.

Director—Timothy McLevish has been a member of our Board since August 21, 2023. Mr. McLevish is a senior corporate finance executive and board member with deep experience in large-scale, complex and global consumer businesses. He has served as Chief Financial Officer at five public companies, including Carrier Corporation, Walgreens Boots Alliance, Inc., Kraft Foods Group, Inc., Ingersoll-Rand Corporation and Mead Corporation. Mr. McLevish previously worked at Touche Ross & Co. and began his career at General Mills. He has served as a member of the board of directors of Revlon, Inc. since April 2023, and is a former member of the board of directors of Conagra Brands, Inc. until its spinoff to Lamb Weston Holdings, Inc. in 2016, where he served as a director until 2017. Mr. McLevish also served as a director of Kennametal, Inc. from 2004 to 2019, during which tenure he served as chair of the audit committee and as a member of the nominating and governance committee, and as a director of R.R. Donnelley & Sons Company from 2016 to 2022, during which tenure he served as chair of the audit committee and as a member of the compensation committee. Mr. McLevish has also served as a director of URS Corporation and US Foods, Inc. Mr. McLevish provides the Board with extensive corporate finance experience and deep experience in large-scale, complex and global consumer businesses.

Director—Leta D. Priest has been a member of our Board since September 2018. Ms. Priest has over 30 years of executive and senior leadership experience in the retail and consumer packaged goods industries. Ms. Priest was a key leader in food for Walmart from May 2003 to November 2015 during Walmart’s expansion of grocery, including serving as Senior Vice President and General Merchandising Manager, Fresh Food from 2009 to 2015. Ms. Priest also served as Senior Vice President, General Merchandising Manager in other key areas of food for Walmart from January 2007 through 2015. Ms. Priest began her career with Walmart as Vice President of Food Development. Ms. Priest joined Walmart from Safeway, where she served as Vice President Corporate Brands, North America from January 1998 to April 2003. Prior to her time at Safeway, Ms. Priest had 11 years of consumer products experience in senior leadership roles across brand management and product development with The Torbitt & Castleman Company and Dole Food Company. Ms. Priest serves as a director on the following private company boards: Gehl Foods since November 2019 and Milo’s Tea Company since April 2018. Ms. Priest provides the Board with corporate leadership, public company experience and extensive senior management experience in the retail and consumer packaged goods industries.

Director—Joeseph Scalzo has been a member of our Board since August 21, 2023. Mr. Scalzo is an experienced consumer packaged goods executive and board member with significant operational, leadership and governance expertise. He has more than 30 years of experience at leading food and consumer companies, including serving as CEO of The Simply Good Foods Company, Atkins Nutritionals, Inc., and WhiteWave Foods Company, as well as in senior executive roles at Dean Foods, The Gillette Company and The Coca-Cola Company. Mr. Scalzo began his career at Procter & Gamble. He has been a member of the board of directors at Treehouse Foods, Inc. (NYSE: THS) since April 2022, where he serves on the audit committee and compensation committee, and serves as Executive Vice Chairman and member of the board of directors of The Simply Good Foods Company (Nasdaq: SMPL), where he has been a member of the board since July 2017. He formerly served as a director of HNI Corp., Earthbound Farms and Focus Brands. Mr. Scalzo provides the Board with extensive experience in the consumer packaged goods industry and significant operational, leadership and governance expertise.

Director—Craig D. Steeneck has been a member of our Board since November 2014. Mr. Steeneck served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods Inc., a packaged foods company, from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology and was an integral part of the integration team for several of its acquisitions. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improved financial performance. Pinnacle Foods was acquired by Conagra Brands in October 2018. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Hotels and Resorts, Inc.), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Hotels and Resorts, Inc.). From October 1999 to February 2001, Mr. Steeneck was the Chief Financial Officer of International Home Foods Inc. which was acquired by ConAgra Brands in 2000. Prior to its acquisition by The J.M. Smucker Company in November 2023, Mr. Steeneck previously served as a board member and as a member of the Audit Committee of Hostess Brands, Inc., and as lead independent director from January 2019 to December 2019. Mr. Steeneck also previously served as Chairman of the Hostess Brands, Inc. Audit Committee from November 2016 to June 2022. Mr. Steeneck has served as a board member of Utz Brands, Inc. (formerly Collier Creek Holdings) (NYSE: UTZ) since November 2018, where he is Chairman of the Audit Committee and member of the Compensation Committee. Mr. Steeneck served on the board of directors of Kind, Inc. from May 2019 to July 2020. Mr. Steeneck provides the Board with extensive management experience in the consumer-packaged goods industry as well as accounting and financial expertise. Mr. Steeneck also has extensive M&A and capital markets experience.

Director—David J. West has been a member of our Board since July 21, 2023. Mr. West is an accomplished pet food and consumer products executive who brings over three decades of experience leading a range of blue-chip consumer companies and well-known brands. Mr. West has served as a partner of Centerview Capital Consumer since May 2016. He previously served as Chief Executive Officer and President of Del Monte Foods from August 2011 to March 2015. During that time, Mr. West led the Del Monte Foods’ Consumer Products business through its rebrand to Big Heart Pet Brands and oversaw its sale to The J.M. Smucker Company in March 2015. He then worked for The J.M. Smucker Company as President of Big Heart Pet Food and Snacks until March 2016 and as a Senior Advisor until April 2016. Mr. West previously served as CEO, President and director of The Hershey Company (“Hershey”) from 2007 to May 2011. Prior to Hershey, Mr. West held a range of senior positions at the Nabisco Biscuit and Snacks group, including Senior Vice President, Finance, and Vice President, Corporate Strategy and Business Planning. Mr. West is also currently a member of the board of directors of Advantage Solutions Inc. (Nasdaq: ADV) and The Simply Good Foods Company (Nasdaq: SMPL) and was a member of the board of directors of Hershey (from 2007 to 2011), Del Monte Foods (from 2011 to 2014), Big Heart Pet Brands (from 2014 to 2015) and The J.M. Smucker Company (from 2015 to 2016). Mr. West provides the Board with experience in corporate leadership, public company operations, and an understanding of the pet and consumer packaged goods industries.

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

Chief Financial Officer— Todd Cunfer has served as Chief Financial Officer since December 2022. Prior to that time, Mr. Cunfer served as the Chief Financial Officer of The Simply Good Foods Company (NASDAQ: SMPL), a nutritional snack foods company, from August 2017 to October 2022, where he also served as Vice President of Finance from July 2017 until October 2022. Prior to joining that company, Mr. Cunfer previously worked for The Hershey Company (NYSE: HSY) for more than 20 years, where his experience encompassed financial planning and analysis, capital structure, supply chain management, strategic operations and mergers and acquisitions. At The Hershey Company, Mr. Cunfer served in a variety of senior executive finance roles, including as Vice President, Finance for the International business from March 2017 until July 2017, Vice President, Global Supply Chain Finance from February 2015 to March 2017, Vice President, North America Finance from February 2013 to February 2015, and Vice President, U.S. Finance from December 2010 to February 2013.

EVP & Treasurer—Stephen Macchiaverna has served as Executive Vice President and Treasurer since September 2020. Prior to that time, Mr. Macchiaverna also served as Secretary from October 2006 until April 2024. He also served as Senior Vice President and Controller from October 2006 until September 2020. Prior to joining Freshpet, Mr. Macchiaverna was the Controller for The Meow Mix Company from its inception in 2002 through its sale and transition to Del Monte Foods in 2006. From 1999 to 2001, Mr. Macchiaverna was the Vice President of Finance and Treasurer of Virgin Drinks USA, Inc. Mr. Macchiaverna began his consumer-packaged goods career with First Brands Corporation, where he worked from 1986 to 1999, most recently as Divisional Controller for all domestic subsidiaries. Mr. Macchiaverna has over 30 years’ experience in consumer-packaged goods financial management.

Senior Vice President, Co-Founder, Managing Director of Europe—Cathal Walsh is a co-founder of Freshpet and has served as Managing Director of Europe, previously titled Senior Vice President of Cooler Operations, since January 2011 and previously served as our Chief Operating Officer from October 2006 to January 2011. Prior to founding Freshpet, Mr. Walsh was Zone Marketing Manager at Nestlé Worldwide from 2000 to 2005 and was Marketing Manager at Nestlé Pet Care from 1996 to 2000. Mr. Walsh has over 25 years’ experience in packaged goods marketing, sales and management, including in international food markets.

Chief Human Resources Officer—Thembeka “Thembi” Machaba joined Freshpet in August of 2020, as SVP of Human Resources. Ms. Machaba has over 20 years’ experience in the Manufacturing, Food & Beverage industries. Prior to joining Freshpet, Ms. Machaba was a Vice President of Global Human Resources and Organization Development at Molson Coors, a multinational beverage brewing company, from January 2019 to August 2020 and Senior Director of Global Human Resources from October 2016 to December 2018. Ms. Machaba held various roles within Human Resources at MillerCoors, the North American Business unit of Molson Coors from August 2012 to October 2016. Prior to moving to the United States, Ms. Machaba served in a number of senior Human Resource roles in SABMiller, a global brewing company in South Africa beginning in 2003 to 2011. Prior to joining SABMiller, Ms. Machaba worked in a training role at AFROX, a chemical manufacturing company in South Africa. Prior to that Ms. Machaba worked at Unilever SA in various Human Resources roles.

Chief Accounting Officer —Nishu Patel has served as Chief Accounting Officer since April 2024. Previously, Ms. Patel served as Vice President, Corporate Controller, from June 2023 to March 2024. Prior to joining Freshpet, Ms. Patel accumulated fifteen years of experience in public and private company financial statement audits from her tenure at Ernst & Young LLP. Ms. Patel is a CPA, holds an MBA in Accounting and a Bachelor of Arts in Psychology, and currently sits on the Board of Trustees of the National Multiple Sclerosis Society of NJ.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Structure

Our Board consists of 12 members and is currently divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election, subject to the board declassification schedule discussed below. The authorized number of directors may be changed by resolution of the Board. Vacancies on the Board can be filled by resolution of the Board. Mr. George serves as the Chairman of our Board. We believe that each of the members of our Board except Mr. Cyr is independent consistent with Nasdaq rules. Mr. McLevish, Mr. Biegger, Mr. Brewster and Ms. Kelley are the Class I directors, and their terms will expire in 2024. Mr. George, Mr. Scalzo, Mr. Steeneck and Ms. Kien Kotcher are the Class II directors, and their terms will expire in 2025. Mr. West, Ms. Priest, Ms. Beck and Mr. Cyr are the Class III directors, and their terms will also expire in 2025. The current division of our Board into three classes with staggered terms may delay or prevent a change of our management or a change in control. Following stockholder approval at our 2021 annual meeting of stockholders, we amended our Certificate of Incorporation to provide that our Board be fully declassified by our 2025 annual meeting of stockholders, with each director to be elected on an annual basis thereafter. Pursuant to this board declassification schedule, beginning with the annual meeting to be held in 2024, each director nominee shall be elected to serve a one-year term, subject to his or her earlier resignation or removal. See “—Commitment to Good Corporate Governance” for additional information.

Our Board met 6 times during 2023. Under the Company’s Corporate Governance Guidelines, adopted effective as of February 22, 2024, Board members are expected to attend all meetings of the Board and committees on which they serve. Each director serving on the Board in 2023 attended at least 75% of the total meetings of the Board and of committees on which he or she served during the time he or she was on the Board in 2023. All of the members of our Board serving at the time attended our 2023 annual meeting of stockholders. Our Corporate Governance Guidelines are available on our corporate website at www.freshpet.com. Our website is not part of this annual report.

Board Committees

Our Board has four standing committees: an Audit Committee; a Nominating and Governance Committee; a Compensation and Human Capital Management Committee; and an Operations and FSQA Committee. Each of the standing committees is composed solely of independent directors and has a charter approved by the Board, copies of which are available in the governance section of the Company’s website at https://investors.freshpet.com/investors/corporate-governance/governance-highlights. Each of the committees reports to the Board as they deem appropriate. The current composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm their independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of their audit and the audit fee; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm, including taking into consideration whether the independent auditor’s provision of any non-audit services to us is compatible with maintaining the independent auditor’s independence; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual consolidated financial statements that we file with the SEC; (6) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (7) reviewing and overseeing the internal audit function; (8) reviewing the Company’s risk management of matters including cybersecurity and climate risk; (9) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (10) reviewing and approving related person transactions; (11) annually reviewing the Audit Committee charter and the committee’s performance; and (12) handling such other matters that are specifically delegated to the Audit Committee by our Board from time to time.

Our Audit Committee consists of Mr. Steeneck (chair), Mr. Biegger and Mr. McLevish. Our Board has affirmatively determined that Mr. Steeneck, Mr. Biegger and Mr. McLevish meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and Nasdaq rules. In addition, Mr. Steeneck qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K. The Audit Committee met four times during 2023.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for developing and recommending to the Board criteria for identifying and evaluating candidates for directorships and making recommendations to the Board regarding candidates for election or re-election to the Board at each annual meeting of stockholders. In addition, the Nominating and Governance Committee is responsible for overseeing our Corporate Governance Guidelines, monitoring compliance with the Company’s Code of Ethics and Conflict of Interest Policy and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Governance Committee is also responsible for regularly reviewing and making recommendations to the Board concerning the structure, composition and function of the Board and its committees.

In considering director nominees, the Nominating and Governance Committee considers a number of factors, including:

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

When formulating its Board membership recommendations, the Nominating and Governance Committee considers advice and recommendations from stockholders, management and others as it deems appropriate, including a leadership search firm, Spencer Stuart, which was retained by the Nominating and Governance Committee on November 23, 2022 to assist in identifying and evaluating potential candidates. Although we do not have a formal policy regarding Board diversity, when evaluating candidates for nomination as a director, the Nominating and Governance Committee does consider diversity in its many forms, including among others, experience, skills, ethnicity, race and gender. We believe a diverse Board, as so defined, provides for different points of view and robust debate and enhances the effectiveness of the Board. Upon identifying a potential candidate for the Board, members of the Nominating and Governance Committee will interview the candidate, and based upon that interview, reference checks and committee discussions, make a recommendation regarding such candidate to the full Board.

Our Nominating and Governance Committee consists of Ms. Kelley (Chair), Ms. Kien Kotcher and Ms. Priest. Our Board has affirmatively determined that Ms. Kelley, Ms. Kien Kotcher and Ms. Priest meet the definition of “independent directors” for purposes of serving on a Nominating and Governance Committee under applicable SEC and Nasdaq rules. The Nominating and Governance Committee met three times during 2023.

Compensation and Human Capital Management Committee

The Compensation and Human Capital Management Committee (“Compensation Committee”) is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, Chief Executive Officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; (4) developing succession plans for the Chief Executive Officer and overseeing succession planning for other executive officers, (5) overseeing the Company’s Compensation Recoupment Policy, and (6) administering our stock plans and other incentive compensation plans. The Compensation Committee may delegate its responsibilities to a subcommittee formed by the Committee. The Compensation Committee, in its sole discretion, may also engage legal, accounting, or other consultants or experts, including compensation consultants, to provide advice and assist in carrying out its responsibilities.

Our Compensation Committee consists of Mr. Brewster (Chair), Ms. Priest and Mr. West. Our Board has affirmatively determined that Mr. Brewster, Ms. Priest and Mr. West meet the definition of “independent directors” for purposes of serving on a compensation committee under applicable SEC and Nasdaq rules. The Compensation Committee met four times during 2023.

Operations and FSQA Committee

The Operations and FSQA Committee is responsible for (i) overseeing the Company’s significant technology and operations initiatives, (ii) overseeing focus and assuring adequate resources are available and utilized in the Company’s Manufacturing and Supply Chain execution, and (iii) overseeing Food Safety and Quality Assurance (FSQA) matters. In addition, the Operations and FSOA Committee is responsible for reviewing operational capital expenditure needs and long-term capacity planning and utilization, consulting with the Audit Committee regarding operations and food safety systems and processes that relate to or affect risk management, and making recommendations to the Compensation Committee concerning talent and development of the Company’s operations and FSQA personnel.

Our Operations and FSQA Committee consists of Mr. Biegger (Chair), Ms. Beck, Mr. Scalzo and Mr. Steeneck. Our Board has affirmatively determined that Mr. Biegger, Ms. Beck, Mr. Scalzo and Mr. Steeneck meet the definition of “independent directors” under applicable Nasdaq rules. The Operations and FSQA Committee met four times during 2023.

Risk Oversight

Our Board is responsible for overseeing our risk management process. The Board focuses on our general risk management strategy and the most significant risks facing us and ensures that appropriate risk mitigation strategies are implemented by management. The Board is also apprised of risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures including cybersecurity and climate risks, our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage unnecessary risk-taking, and our Operations and FSQA Committee monitors operations and food safety and quality systems with respect to risk exposure. In addition, our Audit Committee oversees the performance of our internal audit function and considers and approves or disapproves any related-party transactions. Our management is responsible for day-to-day risk management. This oversight includes identifying, evaluating and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

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

Leadership Structure of the Board of Directors

The positions of Chairman of the Board and Chief Executive Officer are presently separated. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. While our Bylaws and Corporate Governance Guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is, or has ever been, an executive officer or employee of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. During 2023, none of our executive officers served as a director or as a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has an executive officer serving as a director on our Board, or as a member of the Compensation Committee.

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

STOCKHOLDER RIGHTS
Freshpet’s Corporate Governance Practices
Independent, Non-Executive Chairman
The positions of Chair of the Board and Chief Executive Officer are presently separated. While our Amended and Restated Bylaws (the “Bylaws”) and Corporate Governance Guidelines do not require that our Chair and Chief Executive Officer positions be separate, we believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business and our Chair of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.

Board and Committee Independence	During 2023, all of our directors (other than our Chief Executive Officer) were independent, and each of our Board committees consisted entirely of independent directors.
Board Refreshment and Commitment to Diversity
Over the course of 2018 and 2019, the Board appointed three new directors, all of whom are female. In 2023, we appointed David B. Biegger, David J. West, Timothy R. McLevish and Joseph E. Scalzo to our Board, and announced the retirement of our former Board Chair, Charles A. Norris, consistent with our director retirement policy, with Walter N. George III, previously the Chair of the Nominating and Governance Committee, becoming Board Chair. We believe that fresh perspectives and diversity, in its many forms, and the breadth of perspective that it brings, enhance the effectiveness of the Board. As of April 9, 2024, 4 in 12 directors are diverse (includes gender and ethnic diversity)

Board Overboarding
Our Corporate Governance Guidelines require a director, prior to becoming a director of another public company, to give prior notice to the Chair of the Nominating and Governance Committee, the Chair of the Board and the Chief Executive Officer regarding the potential additional directorship. If a determination is made that the prospective additional directorship, considered in aggregate with the director’s other directorships, would interfere with the director’s ability to carry out responsibilities on our Board, then the director must either submit a resignation from our Board or not accept the prospective additional directorship. Our Corporate Governance Guidelines do not impose an express limit on the number of boards of directors on which our directors can serve.

Joseph E. Scalzo, one of the directors appointed pursuant to the JANA Agreement on August 21, 2023, currently serves on three public company boards of directors, including our Board. Mr. Scalzo served as the Chief Executive Officer of The Simply Good Foods Company (“Simply Good Foods”) until July 7, 2023. At such time, he assumed the role of Executive Vice Chairman of the board of directors of Simply Good Foods and will serve in such role until August 31, 2024. Based on the transitionary nature of Mr. Scalzo’s role as Executive Vice Chairman and the limited additional responsibilities that are inherent in this role, the Board does not believe that this role, when considered in aggregate with his other directorships, would interfere with his ability to carry out his responsibilities on our Board.

Single Voting Class	All holders of Freshpet’s Common Stock have the same voting rights (one vote per share of stock).
No Poison Pill	The Company has not adopted a stockholder rights plan, also known as a poison pill.

Code of Ethics & Whistleblower Policy

We adopted a written General Code of Ethics (“General Code”) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer, and controller. In addition, we adopted a written Code of Ethics for Executive Officers and Principal Accounting Personnel (“Code of Ethics”) which applies to our principal executive officer, principal financial officer, controller, and other designated members of our management. Copies of each code are available on our corporate website at www.freshpet.com. The information contained on our website does not constitute a part of this report. We will provide any person, without charge and upon request, a copy of our General Code or Code of Ethics. Such requests should be made in writing to the attention of our Corporate Secretary at the following address: Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, NJ 07094.

Freshpet has a zero-tolerance policy for bribery and corruption. The Board established a robust Whistleblower Policy to set optimal procedures with regard to reports of concerns made by employees and other parties, and to protect whistleblowers against harassment or retaliation. The Whistleblower line is monitored directly by our CEO and Chief Human Resources Officer and is reported to the Audit Committee quarterly.

Freshpet received 15 inquiries on the Whistleblower line in 2023 from callers based within our manufacturing Kitchens. The inquiries related primarily to operational challenges in the Ennis, Texas location. Most of the reports highlighted opportunities for better supervisory and management engagement with the new operational teams. The cases were investigated internally and addressed via systemic and process changes instituted in the location and changes to leadership roles. Remedial actions were taken to address the employee concerns and all inquiries have been closed.

Conflict of Interest Policy

We adopted a written Conflict of Interest Policy (“Conflicts Policy”) on February 22, 2024. The Conflicts Policy applies to each of our directors and Section 16(a) designated officers (each, a “Covered Person”), all of whom are responsible for establishing a culture of accountability and for demonstrating high standards of ethical behavior expected by the Company’s customers, shareholders, employees and other third parties with whom it does business. The Board established the Conflicts Policy to provide the Covered Persons with written guidance on recognizing actual, or the appearance of, conflicts of interest, mechanisms to disclose and deal with potential or actual conflicts, and help in fostering a culture of honesty and accountability. Under the Conflicts Policy, all conflicts of interest, actual or potential, must be immediately disclosed to the Nominating and Governance Committee. The Board (or at the discretion of the Board, the Nominating and Governance Committee) shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of the Conflicts Policy.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2023 all filing requirements applicable to the Reporting Persons were timely met except (i) Forms 3, 4 and 5 were not timely filed for each of Mr. Scalzo and Mr. McLevish on their appointment as a director and receipt of an award of restricted shares of common stock on August 21, 2023, (ii) Forms 4 and 5 were not timely filed for Mr. Biegger on his receipt of an award of restricted shares of common stock on May 17, 2023, (iii) Forms 4 and 5 were not timely filed for Mr. Cunfer in connection with tax withholdings of shares of common stock on December 1, 2023 and (iv) Forms 4 and 5 were not timely filed for Mr. Macchiaverna in connection with tax withholdings of shares of common stock on April 1, 2023, in each case due to administrative oversight.

Commitment to Human Capital Management

At Freshpet, our vision is to create a happier, healthier world where pets, people and the planet thrive. Our purpose, combined with a focus on delivering on our commitments, allows us to offer a differentiated value proposition to our employees – a place where you can do good and do well at the same time. We believe that our people are our enduring advantage, and we are obsessed in our mission to ensure that all people who touch Freshpet are better in some way. We strive to be the place where people love to work and we encourage everyone to grow, have fun and deliver on our vision. Our overall people strategy is designed to attract, develop, and retain the best qualified employees to meet our business goals on an ongoing basis and to execute our growth strategy. We do this through practices that promote inclusion, provide development opportunities for employees across the organization and provide competitive rewards and benefits. We also believe that having an engaged, diverse, and committed workforce not only enhances our culture but also drives our business success.

As of December 31, 2023, Freshpet had employed 1,087 team members, an increase of approximately 8% from one year earlier, based across our three locations of Bethlehem, Pennsylvania, Secaucus, New Jersey, and Ennis, Texas. In Europe, Freshpet also employed seven employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our workforce consists of approximately 730 hourly production employees, 240 salaried and managerial employees in manufacturing and 111 salaried and managerial employees in other functions, such as Marketing, Finance, Sales, Consumer Care, and other support and distribution roles.

Employee Engagement

In 2022 Freshpet conducted a comprehensive Engagement survey and achieved a total engagement index of 78% with a participation rate of 66%. In 2023 we completed a pulse survey, and the Net Promoter score was 8.2, a 0.2 increase from our previous Net promoter score. We believe that the positive score continues to demonstrate our employees’ positive perception about the future of our organization and strong belief in our vision.

At Freshpet, our programs are designed to reward and support employees through competitive pay, creative incentive programs and generous benefits. We strive to ensure that our benefit offerings meet the evolving needs of our diverse workforce across all of our locations. In 2021, labor shortages driven by factors relating to the pandemic forced us to rethink our approach to attracting and retaining the right talent in the business. Freshpet rolled out a wage increase program that was closely tied to skills development and career progression. We wanted to ensure that our entry wages remained competitive, but also provided a clear path for career growth and progression. The program was designed to ensure that we build the right processing and packaging skills in our Freshpet Kitchens, while providing an accelerated path to higher wages and wealth creation through incremental stock grants. We believe that our approach to Human Capital management and work force planning has become a competitive advantage for the company, with clear improvements in the caliber of our new hires and the enhancements to our training which has resulted in reduced labor turnover, improvements in our safety standards, costs, and quality.

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

Since Freshpet’s founding, safety has been ingrained in our culture. We have invested heavily in maintaining a safe and healthy workplace for our employees and take a proactive approach to ensuring that the work environment supports our “safety first” mission. The safety of our team members is a core value of our operation and will guide us to our goal of becoming a leader in team member safety. We continue to provide the services of bi-lingual on-site industrial athletic trainers who work with our team on health-related issues. This has become a popular and heavily utilized resource for our team for both work-related and non-work-related issues.

In late 2022, we committed to a new “Safety Excellence” program that will drive employee engagement in the safety improvement process. This program formally kicked off in January of 2023 and has already resulted in significant improvements as we have experienced the longest stretch without a lost-time injury since 2018 when we had significantly less team members.

The Freshpet team continues to monitor and evaluate injury rates, safety observations and near-misses, and takes proactive steps to ensure safety is paramount in all our planning. All of these efforts have led to a greater than 30% reduction in total reported incidents between 2022 and 2023.

Diversity and Inclusion

We believe that a diverse workforce is critical to our success, and our goal is to create a culture where we provide equal and fair opportunities for all of our employees. Our values are reflected in our diverse workforce, and we believe that our competitive advantage lies in our diversity of thought, creativity in solving systemic problems and strengthening our partnerships with pet-caring organizations and the communities in which we live. All employees have access to opportunities that enable them to contribute and grow. This approach helps us connect with our consumers, attract and develop employees who are eager to leverage multiple perspectives to solve complex challenges, and innovate to allow Freshpet to remain competitive.

Our staff across all of our Freshpet locations reflect a diverse mix of approximately 50% white, 37% Hispanic, 9% African American and 4% other ethnicities. Women represent 28% of our total employee population. At the Board level, of the eleven non-executive members of the Board, three are women. One of the members of the Board is African American.

Employee Benefits

Freshpet offers a comprehensive collection of benefits designed to make Freshpet competitive within the talent pools from which it recruits. All Freshpet employees are eligible for the same benefits regardless of title. In order to incentivize and engage our workforce, Freshpet provides:

●	Industry-leading compensation, including stock compensation for every employee (granted after 12-months of continuous employment for hourly employees)	●	Industry-leading healthcare offered equitably for every employee (including pet insurance)

●	Equity grants to “One-of -a-Kind Talent” employees identified by the Board	●	Competitive perquisites, including pet insurance, virtual vet care, gym reimbursement

●	401(k) matching for every employee	●	Paid Parental leave

●	Free healthy snack room food and catered lunches (including ice cream Friday’s)	●	Tuition reimbursement

We also allow each employee to take home one package of Freshpet each day to feed their pet or the pet of someone close to them.

Recruitment and Talent Management

Freshpet aggressively recruits talent to fill our rapidly growing manufacturing operations. We have 7 dedicated recruiters on staff who screen potential new hires and conduct their on-boarding training. We advertise on social media and billboards and use a variety of job referral services to attract the skilled labor we require.

As we scale, it has become increasingly important for Freshpet to build and strengthen the capabilities of our professional level and managerial roles. The added capabilities provide greater oversight over our most complex business challenges, introduce fresh thinking to ensure that we are continually improving and exploring areas of innovation and at the same time, stabilizing our foundation to ensure a sustained and reliable operation. Our employee value proposition is unique and reflects our values and organization culture. We protect this fiercely and are intentional about the diverse talent that we hire into the business.

At the executive level, the Compensation Committee, together with the CEO and SVP of HR, regularly reviews senior management talent, including readiness to take on additional leadership roles and developmental opportunities needed to prepare leaders for greater responsibilities. Plans are focused on developing our mid-level next generation of talent into future leaders, and we have invested in their development and retention. We are committed to offering job specific training and general leadership development programs, as well as tuition reimbursement to all our employees to promote continued professional growth.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

Introduction

This CD&A describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers (or NEOs). This CD&A also describes Freshpet’s philosophy behind and objectives for executive compensation, as well as the manner in which the Company awards, and our NEOs earn, such compensation. Finally, this CD&A is intended to supplement the data presented in the 2023 Summary Compensation Table and other compensation tables that follow the CD&A.

The following table lists our NEOs for 2023, which is the group who served as our Chief Executive Officer or Chief Financial Officer during 2023, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2023.

NAME	PRINCIPAL POSITION
William B. Cyr	Chief Executive Officer
Scott Morris	President and Chief Operating Officer
Todd Cunfer	Chief Financial Officer
Thembeka Machaba	Chief Human Resources Officer
Cathal Walsh	Senior Vice President, Managing Director of Europe

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

Underpinning our compensation philosophy is the belief that Freshpet is a growth company with the potential to have a significant impact on the pet food industry. We believe that achieving that potential should result in value creation for our stockholders. Thus, we believe that management’s incentives, our annual goals, and our longer-term goals set by the Compensation Committee and the Board should be designed to reflect that growth orientation.

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

Long-Term Goal Setting

In 2020, the Company set new long-term goals and issued multi-year stock option grants to members of the then current leadership team within the Company. The grants were issued in stock options to align with our growth mindset, and were split between performance-vested and time-vested stock options as follows:

●	75% of each participant’s grant value was awarded in the form of performance-vested stock options.

●
The performance measures are Adjusted EBITDA (50%) and net sales (50%), with pre-established threshold, target and maximum performance goals that represent significant growth. Given the potential for competitive harm the performance goals have not yet been disclosed, but we will disclose them in our 2024 Proxy Statement filed in 2025 following the conclusion of the four-year performance period, along with the actual level of achievement. These goals represented long-term multi-year growth aspirations aligned with our strategic plan, and are complemented by the annual performance measures and goals in our annual incentive plan, that recognize the importance of year-on-year improvement to drive long-term performance.

●	The remaining 25% of each participant’s grant value was awarded in the form of time-vested stock options.

●
The time-vested stock options were and are eligible for vesting subject to continued service on a backloaded cadence, with 20% vesting on each of the first, second and third anniversaries of the date of grant, and the remaining 40% vesting on the fourth anniversary of the date of grant.

●	Employees receiving the multi-year stock option grants in 2020 are not eligible to receive further equity awards until 2025.

With this multi-year program concluding at the end of 2024, the Compensation Committee has started discussing the equity grant strategy from 2025 with management. The Committee anticipates moving to an annual award cadence, aligned with preferences expressed by certain of our investors and other external stakeholders, and reflecting the continued evolution and growth of the Company.

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

Incentivizing Sales Growth

We set what we believe to be aggressive net sales growth and profitability goals under our annual incentive plan each year, with the plan placing equal value on the achievement of those net sales growth targets and profitability goals. We believe that this design incentivizes our management to drive sales growth in a way that is profitable.

2023 Say-on-Pay Vote

In its compensation review process, the Compensation Committee considers whether the Company’s executive compensation program is aligned with the interests of the Company’s stockholders. As part of its review of the Company’s executive compensation program, the Compensation Committee considered the approval by approximately 97% of the votes cast for the Company’s say-on-pay vote at our 2023 Annual Meeting of Stockholders. The Compensation Committee determined that the Company’s executive compensation philosophies and objectives and compensation elements continued to be appropriate and did not make any changes to the Company’s executive compensation program in response to the 2023 say-on-pay vote.

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

Independent Compensation Consultant

From 2019 through 2023, the Compensation Committee retained Korn Ferry (“KF”) to advise on compensation practices for our executive officers, including each NEO. Specifically, KF was engaged to review our compensation peer group and our compensation structure for our executive officers, develop and recommend targets for our executive compensation program by analyzing the compensation structures of our peer group companies and market trends, and provide advice to the Compensation Committee on our executive compensation structure and program based on KF’s analysis. KF was also engaged to separately review the compensation arrangements applicable to employees at the director level and above, and the non-employee, independent directors of the Board In the fourth quarter of 2023, The Compensation Committee conducted a comprehensive review of the Independent Compensation Consultant and effective January 1, 2024 retained WTW to advise on compensation practices on a go-forward basis.

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

Based on the foregoing considerations, the Compensation Committee determined that our compensation peer group for 2023 would consist of the following entities:

Beyond Meat, Inc.	Lancaster Colony Corporation	PetMed Express, Inc.

Bridgford Foods Corporation	Lifecore Biomedical	Tattooed Chef, Inc

Central Garden & Pet Company	Medifast, Inc.	The Simply Good Foods Company

Farmer Bros. Co.	Natural Alternatives International, Inc.	Tootsie Roll Industries, Inc.

Hostess Brands, Inc.	Nature’s Sunshine Products, Inc.	Yeti Holdings, Inc.

John B. Sanfilippo & Son, Inc.	PetIQ Inc.

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

Elements of Executive Compensation for 2023

We used three primary elements of compensation in our executive compensation program in 2023: base salary, annual incentive awards, and long-term equity compensation. Annual incentive awards and long-term equity compensation represent the performance-based elements of our compensation program. The performance goals tied to these compensation elements are flexible in application and can be tailored to meet our specific objectives. The amount of a specific individual’s annual incentive award for a performance period is intended to reflect that individual’s relative contribution to the Company in achieving or exceeding our annual goals, and the amount of an individual’s long-term incentive compensation is intended to reflect the individual’s expected contribution to the Company over longer performance periods.

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

The following table sets forth each NEO’s annual base salary rate for 2023:

Name	Annual Base Salary Rate
William B. Cyr	$620,000
Scott Morris	$530,000
Todd Cunfer	$500,000
Thembeka Machaba	$365,000
Cathal Walsh[1]	$397,368
1 Mr. Walsh’s annual compensation is €360,000 with an exchange rate of 1.1038 as of December 31, 2023, the last day of the fiscal year

Annual Incentive Awards

The Board initially adopted our current annual incentive plan—in which our NEOs participate—in 2016. Awards under the plan, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve our annual goals based on our strategic, financial, and operating performance objectives. For 2023, the annual target awards as a percentage of base salary were the following:

Name	2023 Annual Bonus Target (%)
William B. Cyr	95%
Scott Morris	60%
Todd Cunfer	60%
Thembeka Machaba	40%
Cathal Walsh	40%

In 2023, the annual incentive plan for our NEOs was based on a combination of quantitative financial measures, collectively weighted at 90%, and quantitative Environmental, Social, and Governance, or “ESG” measures. The same quantitative financial measures apply to all plan participants on an equally weighted basis, with the quantitative “ESG” measures only applicable to senior leaders. To encourage teamwork, the Compensation Committee determines a single Company financial performance result that is multiplied against each eligible employee’s target bonus amount to determine annual incentive compensation.

Financial Element

The financial element was based on Adjusted EBITDA and on net sales measures, which were equally weighted. For each performance measure, the Company established threshold, target, and maximum goals, with a maximum payout of no more than 250% of target. Performance above and below each performance goal results in increases or decreases in the incentives earned based on pre-determined factors that are based on the economic value added or lost by stockholders due to the associated over or under performance as applicable.

Financial Performance Measures	Weighting	Target ($ millions)	Minimum Threshold	Result ($ millions)
Net Sales	45%	$760	$720	$766.9
Adjusted EBITDA before bonus accrual*	45%	$62	$55	$79.16
* The Compensation Committee defines “Adjusted EBITDA before bonus accrual” for fiscal 2023 as Adjusted EBITDA for the year, prior to the payment of the Annual Incentive Award. As a result, Adjusted EBITDA before bonus accrual as used by the committee was higher by approximately $12.5 million than the Adjusted EBITDA as reported in our Form 10-K (the total amount of the annual incentive award for 2023).

Adjusted EBITDA is not a financial measure prepared in accordance with U.S. generally accepted accounting principles (or GAAP). This metric is explained in more detail in the section “Non-GAAP Financial Measures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, where it is reconciled to the closest GAAP measure.

This performance resulted in the financial element being scored at 153.2% of target for 2023 performance.

Executive “ESG” Element

The Compensation Committee believes that employee retention is both consistent with the Company’s social purpose of enriching the lives of our workforce (largely employees performing hourly labor) and an essential strategy necessary to support a fast-growing company. The “ESG” element for 2023 was therefore focused on employee retention, with three specific measures with associated quantitative goals. The Compensation Committee believes the “ESG” element to be a responsible business target, consistent with the Company’s strategic, financial, and operating performance objectives.

“ESG” Performance Measures	Weighting	Target	Minimum Threshold	Result
Employee Net Promoter Score	10% (approx. 1/3 each)	8.3	7.6	8
Salaried Employee Turnover		≤10%	≤12%	9.73%
Hourly Employee Turnover		≤28%	≤30%	23%

This performance resulted in the “ESG” element being scored at 133.0% of target for 2023 performance.

Actions taken to achieve this goal inherently strengthen the communities in which we operate by enhancing the lives of our production work force and their families by increasing economic opportunity and enhancing skill development. Those actions include higher wages, long-term equity participation, skills training, and employee benefits that strengthen families (i.e., 18-week maternity leave and 12-week paternity leave, five weeks of vacation, tuition reimbursement). We believe that this program has contributed significantly to the improved performance of our production operations demonstrating the long-lasting impact of this goal and its sustainability.

2023 Annual Incentive Outcome

For 2023, based on the foregoing financial and “ESG” achievements, we paid annual incentive awards to each NEO as follows:

Name	Operational Goals	Executive “ESG” Goal
	Amount of	Amount of	Total Payout
	Award	Award	Awarded
William B. Cyr	$902,348	$78,337	$980,685
Scott Morris	$487,176	$42,294	$529,470
Todd Cunfer	$459,600	$39,900	$499,500
Thembeka Machaba	$223,672	$19,418	$243,090
Cathal Walsh	$243,507	$21,140	$264,647

Long-Term Equity Compensation

We believe that equity compensation provides our executive officers with a strong link to our long-term performance, creates an ownership culture, and helps to align the interests of our executive officers and our stockholders. Further, we believe that awards with time-based vesting features promote executive retention, as they incentivize our executive officers to remain employed with us for the applicable vesting period. Accordingly, the Compensation Committee (or alternatively, the Board) periodically reviews the equity compensation of our NEOs and from time to time may grant awards as it deems appropriate.

We grant equity awards under our 2014 Omnibus Incentive Plan (or “2014 Plan”), which allows for awards of tax-qualified incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and other cash-based awards to our directors, officers, employees, consultants, and advisors. Each of our NEOs is eligible to participate in our 2014 Plan.

The Compensation Committee (or alternatively, the Board) determines the size and vesting terms of all awards made under our 2014 Plan and administers all other aspects of the plan. In 2023, the Compensation Committee took into account a number of factors when making awards under our 2014 Plan, including, among others, the eligible employee’s expected contribution to the long-term success of the Company and information gathered by the Compensation Committee regarding compensation paid to similarly situated executives at companies in our compensation peer group, as well as the amounts of outstanding stock options that each NEO held at such time. Those NEOs who received multi-year stock option grants in December 2020 were not eligible to receive long-term equity awards in 2023, and will remain ineligible for additional long-term equity incentive awards until December 31, 2024.

The multi-year grants of stock options were awarded in December 2020 under our 2014 Plan to certain officers. The grants were designed to align senior management with the long-term goals established by the Company in early 2020, and cover a four-year performance period ending December 31, 2024. The stock options comprised a performance-vested and time-vested component:

●	75% of each participant’s grant value was awarded in the form of performance-vested stock options.

●
The performance measures are Adjusted EBITDA (50%) and net sales (50%), with pre-established threshold, target and maximum performance goals that represent significant growth. Given the potential for competitive harm the performance goals have not yet been disclosed, but we will disclose them in our 2024 Proxy Statement filed in 2025 following the conclusion of the four-year performance period, along with the actual level of achievement. These goals represented long-term multi-year growth aspirations aligned with our strategic plan, and are complemented by the annual performance measures and goals in our annual incentive plan, that recognize the importance of year-on-year improvement to drive long-term performance.

●	The remaining 25% of each participant’s grant value was awarded in the form of time-vested stock options.

●
The time-vested stock options were and are eligible for vesting subject to continued service on a backloaded cadence, with 20% vesting on each of the first, second and third anniversaries of the date of grant, and the remaining 40% vesting on the fourth anniversary of the date of grant.

●	Employees receiving the multi-year stock option grants in 2020 are not eligible to receive further equity awards until 2025.

As noted above, for competitive reasons, we are not disclosing the specific goals and instead they will be disclosed upon the conclusion of the four-year performance period. Upon a termination by the Company other than for “cause” or by the NEO for “good reason” (each as defined in each applicable award agreements), within two years following a “change in control” (as defined in the applicable award agreements), the time-vesting options will accelerate and vest and the performance-vesting options will in accelerate and vest in part or in full based on actual Company performance through the change in control. Upon termination by the Company other than for “cause” not in connection with a “change in control”, the performance-vesting options will accelerate on a prorated basis based on number of days employed during the performance period, based on actual Company performance through the end of the performance period.

In 2023 Messrs. Walsh and Cunfer were the only NEOs eligible to receive long-term equity awards. The Compensation Committee approved awards for the amounts of $158,097 and $608,027, respectively, granted in the form of restricted stock units. The awards are scheduled to vest in three equal annual installments beginning March 13, 2024, with accelerated vesting in full upon termination due to death or “disability”, “involuntary termination without cause” or “voluntary resignation with good reason” (each as defined in the award agreement).

For additional information, see “—2023 Outstanding Equity Awards at Fiscal Year-End.”

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

Retirement Benefits

We maintain a 401(k)-retirement savings plan (or 401(k) Plan) under which all of our employees (including our NEOs) are eligible to participate beginning on the first day of the month after their employment with us begins. The 401(k) Plan includes a deferral feature under which a participant may elect to defer his or her compensation up to the statutorily prescribed IRS limits. Currently, we also match participant contributions to the 401(k) Plan up to 4% of the participant’s annual eligible earnings. We believe that providing a vehicle for retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation program and further incentivizes our NEOs in accordance with our compensation policies.

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

Employment Agreements with Scott Morris, Todd Cunfer and Cathal Walsh

The Company entered into employment agreements with Messrs. Morris and Walsh in October 2014, and with Mr. Cunfer in December 2022. Under the agreements, in the event of a termination of the NEO by the Company without “cause,” by the NEO for “good reason,” or due to “permanent disability” (each as defined in the respective employment agreements), each NEO is generally eligible to receive, subject to his timely execution and non-revocation of a general release of claims against the Company: (i) an amount equal to 12 months of the NEO’s base salary in accordance with the Company’s normal payroll practice; (ii) Company payment of premiums (at active employee rates) for continuation of group health coverage for the NEO and his eligible dependents for 12 months; and (iii) in the case of Messrs. Morris and Walsh, only in the event of a termination by the Company without “cause” or by the NEO for “good reason” after June 30th during any year in which the employment agreement is effective, a pro-rated annual incentive award based on actual performance for the year in which termination occurs, and in the case of Mr. Cunfer, any earned but unpaid annual bonus relating to the calendar year prior to the calendar year in which the effective date of termination occurs.

Each of the employment agreements with Messrs. Morris, Cunfer and Walsh contains a cutback provision for “parachute payments” under Code Section 280G, under which the NEO may be subject to a cutback of certain change-in-control payments in order to avoid any excise tax or loss of deduction under Code Section 280G, if the cutback would result (after factoring any potential excise taxes under Section 280G) in a larger after-tax payment to the NEO.

Each of the employment agreements with Messrs. Morris and Walsh contains the following restrictive covenants: (i) a non-compete covenant that prohibits the NEO from competing against the Company for 12 months after employment; (ii) non-solicit covenants that prohibit the NEO from actively soliciting the Company’s employees, customers, or suppliers during employment and for 12 months after employment; and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property. Mr. Cunfer’s employment agreement contains the following restrictive covenants: (i) a non-compete covenant that prohibits him from competing against the Company for 24 months after employment; (ii) non-solicit covenants that prohibit him from actively soliciting the Company’s employees, customers, or suppliers during employment and for 24 months after employment; and (iii) a perpetual confidentiality covenant that protects the Company’s proprietary information, developments, and other intellectual property.

Arrangements with Thembeka Machaba

The Company entered into an offer letter with Ms. Machaba in August 2020. The offer letter required that Ms. Machaba enter into the Company’s confidentiality and no-hire agreement, which includes customary confidentiality and non-solicitation provisions that extend for 12 months after termination or resignation of employment with the Company. On April 17, 2023, Thembeka Machaba was given a one-time cash award with a target value of $456,250, subject to time-and performance-vesting conditions. The grant was made during a period of increased employee turnover and increased demand for executive talent. It was essential to the future operations that Freshpet keep the skill set and talents Ms. Machaba brings. This award is intended to preserve Ms. Machaba’s employment with the company for a minimum of two years. Given this, 50 percent of this award will cliff vest on March 15, 2025. The remaining 50 percent of the award vests subject to adjusted EBITDA and net sales achievement, the goals for which are not disclosed due to the potential for competitive harm.

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

Compensation Recoupment Policy

The Compensation Committee adopted a written Compensation Recoupment Policy (“Clawback Policy”) effective October 2, 2023, which supersedes the prior policy. The Clawback Policy is effective for certain compensation received on or after October 2, 2023, and is consistent with the requirements of the SEC’s final compensation clawback rules under the Dodd-Frank Act and the Nasdaq listing standards. It requires recoupment of excess incentive-based compensation paid to our executive officers if the excess amounts were based on material noncompliance with any financial reporting requirement that causes an accounting restatement, without regard to any fault or misconduct.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report and our proxy statement.

The Compensation Committee of Freshpet, Inc., Daryl G. Brewster (Chair) Leta D. Priest David West

EXECUTIVE COMPENSATION TABLES

2023 Summary Compensation Table

The following table sets forth the compensation for 2023 for each NEO. Compensation information for 2022 and 2021 is presented for individuals who were also our NEOs in those years.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Options Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
William B. Cyr(6)	2023	620,000	—	—	980,685	13,200	1,613,885
Chief Executive Officer	2022	620,000	—	—	282,720	12,200	914,920
	2021	600,000	—	—	153,440	11,600	765,040
Scott Morris	2023	526,154	—	—	529,470	13,200	1,068,824
President and	2022	510,000	—	—	146,880	12,200	669,080
Chief Operating Officer	2021	490,000	—	—	80,556	11,600	582,156
Todd Cunfer	2023	500,000	608,027	—	499,500	13,200	1,620,727
Chief Financial Officer	2022	41,667	1,500,000	1,500,000	12,230	—	3,053,897
Thembi Machaba	2023	360,192	—	—	243,090	5,277	608,559
Chief Human Resources Officer	2022	340,000	—	—	65,280	2,448	407,728
Cathal Walsh(7)	2023	389,835	156,408	—	259,630	—	805,873
Managing Director	2022	348,379	156,235	—	60,000	—	564,614
Europe	2021	429,231	149,977	—	35,275	—	614,483

(1)	Amounts reflect base salary earned during the year, including any amounts voluntarily deferred under our qualified 401(k) plan.

(2)
Amounts reflect the aggregate grant date fair value of RSUs granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 11 to our consolidated financial statements included in our annual report.

(3)
Amounts reflect the aggregate grant date fair value of options granted in the year computed in accordance with FASB ASC Topic 718 and are based on the valuation assumptions described in Note 11 to our consolidated financial statements included in our annual report.

(4)
Amounts reflect cash awards earned by our NEOs under the Company’s annual incentive plan and with respect to “ESG” goals established for executives. Please see “Annual Incentive Awards” and “Executive “ESG” Goals” in the CD&A above for further information about our annual incentive plan.

(5)	Amounts reflect matching Company contributions under our 401(k) plan.

(6)	Mr. Cyr also serves as a member of the Board but does not receive any additional compensation for his service as a director.

(7)	Mr. Walsh’s annual compensation is €360,000 with an exchange rate of 1.1038 as of December 31, 2023, the last day of the fiscal year.

2023 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs during 2023. Please see “Annual Incentive Awards” in the CD&A above for additional information about the non-equity incentive plan awards reflected in the table below. Please see the “2023 Outstanding Equity Awards at Fiscal Year-End” table below for additional information about the vesting parameters that are applicable to equity awards reflected in the table immediately below.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Award Type	Grant Date	Threshold ($)	Target ($)		Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William B. Cyr	Annual Incentive	—	0	589,000		1,472,500	—		—	—	—
Scott Morris	Annual Incentive	—	0	318,000		795,000	—		—	—	—
Todd Cunfer	Annual Incentive	—	0	300,000	(1)	750,000	—		—	—	—
	RSU Grant under 2014 Plan	3/13/2023	—	—		—	11,007	(1)	—	—	608,027	(2)
Thembeka Machaba	Annual Incentive	—	0	146,000		365,000	—		—	—	—
Cathal Walsh	Annual Incentive	—	0	155,520		388,800	—		—	—	—
	RSU Grant under 2014 Plan	3/13/2023	—	—		—	2,862	(1)	—	—	158,097	(2)

(1)	Scheduled to vest in three equal annual installments beginning March 13, 2024, subject to continued employment.

(2)
Amount reflects the aggregate grant date fair value of RSUs granted in the year computed in accordance with FASB ASC Topic 718 and is based on the valuation assumptions described in Note 11 to our consolidated financial statements included in our annual report.

2023 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2023. Vesting of awards reflected in the table is generally subject to continuous service with the Company, with accelerated vesting in certain circumstances, as reflected in the footnotes to the table.

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William B. Cyr	9/6/2016	1,000,000	—		—		10.23	9/6/2026	—		—		—	—
	12/24/2020	41,016	27,344	(1)	205,079	(2)	142.79	12/24/2030	—		—		—	—
Scott Morris	9/27/2016	78,368	—		—		8.90	9/27/2026	—		—		—	—
	4/3/2017	81,949	—		—		11.00	4/3/2027	—		—		—	—
	4/1/2020	13,015	—		—		63.87	4/1/2030	—		—		—	—
	12/24/2020	30,762	20,508	(1)	153,809	(2)	142.79	12/24/2030	—		—		—	—
Todd Cunfer	12/1/2022	13,371	26,749	(3)	—		67.02	12/1/2032	—		—		—	—
	12/1/2022	—	—		—		—	—	14,922	(3)	1,294,633	(4)	—	—
	3/13/2023	—	—		—		—	—	11,007	(3)	954,967	(4)	—	—
Thembeka Machaba	8/1/2020	3,333	1,667	(3)	—		96.05	8/1/2030	—		—		—	—
	12/24/2020	16,404	10,940	(1)	82,031	(2)	142.79	12/24/2030	—		—		—	—
Cathal Walsh	5/10/2016	14,184	—		—		9.05	5/10/2026	—		—		—	—
	4/3/2017	15,449	—		—		11.00	4/3/2027	—		—		—	—
	3/30/2018	16,092	—		—		16.45	3/30/2028	—		—		—	—
	4/1/2019	6,820	—		—		42.29	4/1/2029	—		—		—	—
	4/1/2020	4,932	—		—		63.87	4/1/2030	—		—		—	—
	10/1/2020	35,000	—		—		111.65	10/1/2030	—		—		—	—
	10/1/2020	20,000	—		—		111.65	10/1/2030	—		—		—	—
	3/12/2021	—	—		—		—	—	319	(5)	27,676	(4)	—	—
	3/14/2022	—	—		—		—	—	1,235	(5)	107,149	(4)	—	—
	3/13/2023	—	—		—		—	—	2,862	(5)	248,307	(4)	—	—

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

(3)	Scheduled to vest annually in approximately equal installments on the first three anniversaries of the grant date, subject to the Executive’s continued employment through such vesting dates.

(4)	Amount reflects the value as of December 29, 2023 based on the Company’s closing stock price of $86.76 as of December 29, 2023, the last trading day during 2023.

(5)
Scheduled to vest in three equal annual installments on the first three anniversaries of the grant date, with accelerated vesting in full upon termination due to death or Disability, Involuntary Termination Without Cause or Voluntary Resignation with Good Reason (as each is defined in the award agreement).

2023 Options Exercises and Stock Vested

The following table sets forth certain information regarding vesting of stock awards owned by our NEOs during 2023. None of our NEOs exercised any stock options in 2023.

Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
William B. Cyr	—		—
Scott Morris	—		—
Todd Cunfer	7,459		638,416	(1)
Thembi Machaba	—		—
Cathal Walsh	936	(2)	52,461	(3)

(1)	Reflect the market value of the underlying shares on the vesting date based on $85.59, the closing price of the common stock on December 19, 2023.

(2)	Reflects the vested amount on March 12, 2023 of 319 shares and March 14, 2023 of 617 shares.

(3)
Reflects the market value of the underlying shares on the vesting date based on $56.78 and $55.67, the closing price of the common stock on March 10, 2023 and March 14, 2023, respectively, as March 10, 2023 was the last trading day prior to the March 12, 2023 vesting.

Pension Benefits

Currently, the Company does not sponsor or adopt any pension plans (other than our 401(k) plan).

Nonqualified Deferred Compensation

Currently, the Company does not sponsor or adopt a nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

The following table sets forth information regarding the severance payments and the change in control payments that could have been made to our NEOs had they experienced a termination of employment or a change in control as of December 30, 2023. The fair market value of a share of our common stock on December 30, 2023, was $86.76. The table only includes information for employment termination and change in control events that trigger vesting or severance-related payments, and assumes that each NEO will take all action necessary to receive the maximum available benefit, such as execution of a release of claims. Any amounts payable to the NEOs in the event of a change in control of the Company may be subject to reduction under Code Sections 280G and 4999. The amounts below are estimates of the incremental amounts that could be received upon a change in control or termination of employment; the actual amount could be determined only at the time of any actual change in control or termination of employment.

Name	Cash ($)		COBRA ($)		Equity ($)(13)		Total ($)
William B. Cyr
Termination due to permanent disability	—		47,388	(1)	—	(5)	47,388
Involuntary termination (13)	2,720,250	(2)	47,388	(1)	—	(5)	2,767,638
Change in control	—		—		—		—
Involuntary termination after change in control	2,720,250	(2)	47,388	(1)	—	(6)	2,767,638
Scott Morris
Termination due to permanent disability	—		31,592	(3)	—	(7)	31,592
Involuntary termination (14)	1,059,470	(4)	31,592	(3)	—	(7)	1,091,062
Change in control	—		—		—		—
Involuntary termination after change in control	1,059,470	(4)	31,592	(3)	—	(8)	1,091,062
Todd Cunfer
Termination due to permanent disability	—		31,592	(3)	—		31,592
Involuntary termination (13)	999,500	(4)	31,592	(3)	528,025	(9)	1,559,117
Change in control	—		—		528,025	(9)	528,025
Involuntary termination after change in control	999,500	(4)	31,592	(3)	528,025	(9)	1,559,117
Cathal Walsh
Termination due to permanent disability	—		—		—		—-
Involuntary termination (13)	662,015	(4)	—		—	(11)	662,015
Change in control	—		—		—	(11)	—
Involuntary termination after change in control	662,015	(4)	—		—	(11)	662,015
Thembeka Machaba
Termination due to permanent disability	—		—		—		—
Involuntary termination (13)	—		—		—	(12)	—
Change in control	—		—		—	(12)	—
Involuntary termination after change in control	—		—		—	(12)	—

(1)	Amount reflects the cost of COBRA premiums for 18 months following termination.

(2)	Amount reflects 1.5 times the sum of Mr. Cyr’s base salary and target bonus for a period of 18 months.

(3)	Amounts reflect the cost of COBRA premiums for one year following termination.

(4)	Amounts reflect (i) one year of base salary and (ii) pro-rated bonus based on actual performance for the 2023 performance year.

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

(9)
As of December 31, 2023, Mr. Cunfer held unvested (i) time-vesting options to purchase 26,749 shares of stock with an exercise price of $67.02 which would have fully accelerated in connection with a change of control occurring on December 31, 2023 if the options had not been assumed, repurchased by the Company, or terminated. Mr. Cunfer also had 25,929 restricted stock units which would have fully accelerated in connection with a change of control occurring on December 31, 2023.

(10)	An “Involuntary Termination” means a termination by the Company without cause or by the NEO for good reason.

(11)	As of December 31, 2023, Mr. Walsh did not hold any unvested (i) time-vesting options to purchase shares of stock.

(12)
As of December 31, 2023, Ms. Machaba held unvested (i) performance-vesting options to purchase 82,031 shares of stock with an exercise price of $142.79 which would have accelerated upon an Involuntary Termination within two years after a change in control of the Company, based on actual Company performance through the change in control and (ii) unvested time-vesting options to purchase 10,940 shares of stock with an exercise price of $142.79 and 1,667 shares of stock with an exercise price of $96.05 which would have accelerated on a pro-rata basis upon an Involuntary Termination within two years after a change in control of the Company.

(13)	No equity value was attributable to options with an exercise price at or above the December 29, 2023 stock price of $86.76, the last day of trading during the fiscal year.

CEO PAY RATIO

To determine the ratio of our CEO’s annual total compensation to the median annual total compensation of all our employees excluding the CEO, we identified, as of December 31, 2023, the median employee using annual base salary. We sorted the data set from lowest to highest salary using salary amounts calculated as of December 31, 2023, noting that all salaries were annualized for employees who were new hires or worked a partial year and without excluding any employees from the data set. We believe this measure reasonably reflects the typical annual compensation of our employee population and is a consistently applied compensation measure for all employees.

We estimate that the median employee’s 2023 total compensation was $74,264, as calculated pursuant to the Summary Compensation Table Rules. Mr. Cyr’s 2023 total compensation was $1,613,885 which was approximately 22 times that of the median of the annual total compensation of all our employees (1: 22 ratio).

DIRECTOR COMPENSATION

The full Board approved director compensation for 2023, based on the recommendation of the Compensation Committee with assistance from KF, and in accordance with the Company’s non-employee director compensation program. For 2023, each non-employee member of the Board who served for the entire year received an annual cash retainer of $60,000, paid quarterly. In addition, certain directors who served as Chairs of Board committees received additional cash payments for 2023 as follows: $15,000 for the Chair of the Company’s Audit Committee and $7,500 each for the Chairs of the Compensation Committee and the Nominating and Governance Committee. Certain directors who served on multiple committees also received additional cash payments for 2023 of $5,000.

The following table shows compensation paid to each of our non-employee directors who served during 2023. Mr. Cyr, our Chief Executive Officer, also serves as a director of the Company, but did not receive any additional compensation for his service as a director. Please see the “2023 Summary Compensation Table” for the compensation received by Mr. Cyr as Chief Executive Officer of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Shares (2)	Total ($)
Charles A. Norris (3)	33,462	169,999	2,994	203,461
Walter N. George III (4)	64,162	119,976	2,113	184,138
J. David Basto (5)	25,000			25,000
Olu Beck (6)	61,875	119,976	2,113	181,851
Daryl G. Brewster (7)	68,370	119,976	2,113	188,346
Lawrence S. Coben (8)	60,000	119,976	2,113	179,976
Jacki S. Kelley (9)	63,338	119,976	2,113	183,314
Leta D. Priest (10)	61,799	119,976	2,113	181,775
Craig D. Steeneck (11)	71,250	119,976	2,113	191,226
David Biegger (12)	38,750	119,995	1,872	158,745
David West (13)	26,703	119,956	1,837	146,659
Timothy McLevish (14)	21,593	119,951	1,513	141,544
Joe Scalzo (14)	21,593	119,951	1,513	141,544

(1)
Represents the aggregate grant date fair value of shares of restricted Common Stock granted under our 2014 Plan without regard to forfeitures, computed in accordance with FASB ASC Topic 718 and is based on the valuation assumptions described in Note 11 to our consolidated financial statements included in our annual report. This amount does not reflect the actual economic value realized by the director. The stock awards reflected in the table comprise all outstanding equity awards held by our non-employee directors at the end of 2023.

(2)	Number of shares outstanding as of December 31, 2023.

(3)	Charles A. Norris served as Chair of the Board until July 20, 2023.

(4)	Walter N. George III served as Chair of the Nominating and Governance Committee until July 20, 2023. Mr. George then served as the Chair of the Board beginning July 20, 2023.

(5)	J. David Basto resigned from the Board effective May 31, 2023.

(6)	During 2023, Olu Beck served on two committees: the Audit Committee and the Compensation Committee. Ms. Beck now serves on the Operations and FSQA Committee.

(7)	Daryl G. Brewster serves as Chair of the Compensation Committee.

(8)	Lawrence S. Coben retired from the Board as of April 8, 2024.

(9)	Jacki S. Kelley served as the Chair of the Nominating and Governance Committee beginning July 20, 2023.

(10)	Leta D. Priest served on two committees: the Nominating and Governance Committee and the Compensation Committee.

(11)	Craig D. Steeneck serves as the Chair of the Audit Committee and serves on the Operations and FSQA Committee.

(12)	David Biegger joined the Board effective May 17, 2023 and serves on the Audit Committee and as Chair of the Operations and FSQA Committee.

(13)	David West joined the Board effective July 21, 2023 and serves on the Compensation Committee.

(14)	Messrs. McLevish and Scalzo joined the Board effective August 21, 2023. Mr. McLevish serves on the Audit Committee and Mr. Scalzo serves on the Operations and FSQA Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 22, 2024, by:

●	each person known by us to beneficially own 5% or more of our outstanding common stock;

●	each of our directors and named executive officers; and

●	all of our directors and executive officers as a group.

The numbers listed below are based on 48,431,049 shares of our common stock outstanding as of April 22, 2024. Unless otherwise indicated, the address of each individual listed in this table is c/o Freshpet, Inc., 400 Plaza Drive, 1st Floor, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders:
Wellington Management Group LLP (2)	6,527,178	13.6%
The Vanguard Group, Inc. (3)	4,652,698	9.7%
Champlain Investment Partners, LLC (4)	3,794,059	7.9%
William Blair Investment Management, LLC (5)	2,629,801	5.5%
Wasatch Advisors LP (6)	2,774,353	5.8%

Named Executive Officers and Directors:
Walter N. George III	46,176	*	%
William B. Cyr (7)	1,118,367	2.3%
Olu Beck	6,483	*	%
David B. Biegger	1,872	*	%
Daryl G. Brewster	54,791	*	%
Jacki S. Kelley	8,566	*	%
Lauri Kien Kotcher	-	*	%
Timothy McLevish	24,000	*	%
Leta D. Priest	9,640	*	%
Joseph Scalzo	-	*	%
Craig D. Steeneck	29,384	*	%
David J. West	-	*	%
Scott Morris	335,106	*	%
Todd Cunfer	18,599	*	%
Cathal Walsh	115,310	*	%
Thembeka “Thembi” Machaba	21,404	*	%
Executive Officers and Directors as a Group (18 persons)	1,870,362	3.9%

*	Less than 1%

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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his or her spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 22, 2024 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s beneficial ownership percentage but are not deemed outstanding for the purposes of computing the beneficial ownership percentage of any other person.

(2)
Represents shares of common stock beneficially owned as of December 29, 2023, based on Amendment No. 1 to a Schedule 13G filed on February 8, 2024, by Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP (together, “Wellington”) and Wellington Management Company LLP (“Wellington Management”), pursuant to which Wellington reports shared voting power over 2,812,561 shares and shared dispositive power over 3,359,855 shares, and Wellington Management reports shared voting power over 2,806,245 shares and shared dispositive power over 3,167,323 shares. In such filing, Wellington lists its address as 280 Congress Street, Boston, MA 02210.

(3)
Represents shares of common stock beneficially owned as of December 29, 2023, based on Amendment No. 4 to a Schedule 13G filed on February 13, 2024, by The Vanguard Group, Inc., pursuant to which The Vanguard Group, Inc. reports sole voting power over zero shares, shared voting power over 16,981 shares, sole dispositive power over 4,587,155 shares and shared dispositive power over 65,543 shares. In such filing The Vanguard Group, Inc., lists its address as 100 Vanguard Blvd., Malvern, PA 19355.

(4)
Represents shares of common stock beneficially owned as of December 31, 2023, based on a Schedule 13G/A filed on February 13, 2024, by Champlain Investment Partners, LLC, pursuant to which Champlain Investment Partners, LLC reports sole voting power over 3,275,239 shares and sole dispositive power over 3,794,059 shares. In such filing, Champlain Investment Partners, LLC lists its address as 180 Battery St., Burlington, Vermont 05401.

(5)
Represents shares of common stock beneficially owned as of December 31, 2023, based on a Schedule 13G filed on February 12, 2024, by William Blair Investment Management, LLC, pursuant to which William Blair Investment Management, LLC reports sole voting power over 2,382,799 shares and sole dispositive power over 2,629,801 shares. In such filing, William Blair Investment Management, LLC lists its address as 150 North Riverside Plaza, Chicago, IL 60606.

(6)
Represents shares of common stock beneficially owned as of December 31, 2023, based on Amendment No. 3 to a Schedule 13G filed on February 9, 2024, by Wasatch Advisors LP, pursuant to which Wasatch Advisors LP reports sole voting power over 2,774,353 shares and sole dispositive power over 2,774,353 shares. In such filing, Wasatch Advisors LP lists its address as 505 Wakara Way, Salt Lake City, UT 84108.

(7)
Includes 77,351 shares of common stock and 783,516 options to purchase common stock held by Mr. Cyr directly, 55,000 options to purchase shares of common stock held by his spouse, 107,500 options to purchase shares of common stock held by Irrevocable Spousal Trust for Linda W. Cyr, and 95,000 options to purchase shares of common stock held by Linda W. Cyr 2020 Irrevocable Trust for Descendant.

EQUITY COMPENSATION PLAN INFORMATION

The Company administers three current equity compensation plans: our 2014 Plan, a 2016 inducement grant of stock options to Mr. Cyr, and a 2022 inducement grant of stock options and restricted stock units to Mr. Cunfer. The following table provides information as of December 31, 2023 regarding shares of our common stock that may be issued under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	2,050,961	(2)	$90.11	168,739
Equity Compensation Plans Not Approved by Security Holders	1,055,039	(3)	$12.42	—
Total	3,106,000			168,739

(1)	RSUs reflected in column (a) are not reflected in these weighted-average exercise prices.

(2)
Includes 2,065,880 options outstanding under our 2014 Plan with a weighted average exercise price of $90.11; 357,081 RSUs outstanding under our 2014 Plan; and 167,000 Performance RSUs outstanding under our 2014 Plan.

(3)	Reflects a September 2016 inducement grant to our CEO, Mr. Cyr and a December 1, 2022 inducement grant to our CFO, Mr. Cunfer, which grants are described below.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Procedures for Approval of Related Party Transactions

There are no related person transactions that require reporting under SEC rules. Our Board has adopted a written related party transaction policy, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy is administrated by our Audit Committee. These policies provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

Our independent registered public accounting firm is KPMG LLP, Short Hills, New Jersey, Auditor ID: 185

The following table presents fees for professional services rendered by our current independent registered public accounting firm, KPMG, for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees (1)	$1,590,000	$1,759,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	1,900	1,900
Total	$1,591,900	$1,760,900

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

All services provided by KPMG for 2023 and 2022 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)
Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2023 10-K filed on February 26, 2024.

(2)	Financial Statement Schedules—None.

(3)	Exhibits—The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Freshpet, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022)
3.2	Amended and Restated Bylaws of Freshpet, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022)
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)

4.2
Indenture, dated as of March 20, 2023, between Freshpet, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2023)

4.3
Form of certificate representing the 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture, dated as of March 20, 2023, between Freshpet, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2023)

4.4	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2023)
10.1+
Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

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

10.10+	Summary of Non-Employee Director Compensation Arrangements (filed previously)
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
10.13+
Employment Agreement, dated October 27, 2022, by and among the Company and Todd Cunfer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022)

10.14+	Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)
10.15+
Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and William B. Cyr, dated September 6, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

10.16+
Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and Heather Pomerantz, dated January 12, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

10.17
Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 4, 2014)

10.18
Cooperation Agreement, by and between Freshpet, Inc. and JANA Partners LLC, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023)

21.1	List of Subsidiaries (previously filed)
23.1	Consent of KPMG LLP (previously filed)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
31.3*
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022, relating to the Registrant's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2023

31.4*
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022, relating to the Registrant's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2023

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)
97.1	Freshpet, Inc. Policy Relating to Recovery of Erroneously Awarded Compensation (previously filed)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith. + Indicates a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2024.

FRESHPET, INC.

By:	/s/ Todd Cunfer
Name:	Todd Cunfer
Title:	Chief Financial Officer