Form 10-Q
period 2024-03-31
Freshpet, Inc.
filed 2024-05-06
CIK 1611647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024 the registrant had 48,431,049 shares of common stock, $0.001 par value per share, outstanding.

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
•

our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and building capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens (collectively, our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis);

•	our ability to successfully implement new processes and systems as we continue to stabilize and improve our ERP;
•	our ability to timely complete the construction at our Freshpet Kitchens Ennis and achieve the anticipated benefits therefrom;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to match our manufacturing capacity with demand;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•	our ability to develop and maintain our brand;

•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by inflation;
•	our ability to manage our supply chain effectively;
•	global or local pandemics, such as COVID-19;
•	the failure of our information technology systems to perform adequately, including as a result of any interruptions, intrusions, cyber attacks or physical or electronic security breaches of such systems;
•	actions of activist stockholders;
•	volatility in the price of our common stock; and
•

other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,894	$296,871
Accounts receivable, net of allowance for doubtful accounts	68,507	56,754
Inventories, net	71,865	63,238
Prepaid expenses	5,757	7,615
Other current assets	2,935	2,841
Total Current Assets	406,958	427,319
Property, plant and equipment, net	1,005,759	979,164
Deposits on equipment	1,295	1,895
Operating lease right of use assets	3,237	3,616
Long term investment in equity securities	33,446	23,528
Other assets	29,895	28,899
Total Assets	$1,480,590	$1,464,421
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,591	$36,096
Accrued expenses	32,193	49,816
Current operating lease liabilities	1,174	1,312
Current finance lease liabilities	1,988	1,998
Total Current Liabilities	$81,946	$89,222
Convertible senior notes	393,588	393,074
Long term operating lease liabilities	2,333	2,591
Long term finance lease liabilities	24,879	26,080
Total Liabilities	$502,746	$510,967
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,449 issued and 48,435 outstanding on March 31, 2024, and 48,277 issued and 48,263 outstanding on December 31, 2023	48	48
Additional paid-in capital	1,288,890	1,282,984
Accumulated deficit	(310,129)	(328,731)
Accumulated other comprehensive loss	(709)	(591)
Treasury stock, at cost — 14 shares on March 31, 2024 and on December 31, 2023	(256)	(256)
Total Stockholders' Equity	977,844	953,454
Total Liabilities and Stockholders' Equity	$1,480,590	$1,464,421

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2024	2023
NET SALES	$223,849	$167,522
COST OF GOODS SOLD	135,691	116,762
GROSS PROFIT	88,158	50,760
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	79,695	72,271
INCOME (LOSS) FROM OPERATIONS	8,463	(21,511)
OTHER INCOME (EXPENSES):
Interest and Other Income, net	3,335	946
Interest Expense	(3,060)	(3,171)
Gain on Equity Investment	9,918	-
	10,193	(2,225)
INCOME (LOSS) BEFORE INCOME TAXES	18,656	(23,736)
INCOME TAX EXPENSE	54	70
LOSS ON EQUITY METHOD INVESTMENT	-	980
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,602	$(24,786)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in Foreign Currency Translation	$(118)	$6
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(118)	6
TOTAL COMPREHENSIVE INCOME (LOSS)	$18,484	$(24,780)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.38	$(0.52)
-DILUTED	$0.37	$(0.52)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,320	48,047
-DILUTED	50,049	48,047

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	105	—	2,815	—	—	—	—	2,815
Vesting of restricted stock units	67	—	(2,082)	—	—	—	—	(2,082)
Share-based compensation expense	—	—	5,173	—	—	—	—	5,173
Foreign currency translation	—	—	—	—	(118)	—	—	(118)
Net income	—	—	—	18,602	—	—	—	18,602
BALANCES, March 31, 2024	48,449	$48	$1,288,890	$(310,129)	$(709)	14	$(256)	$977,844

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	35	—	1,954	—	—	—	—	1,954
Vesting of restricted stock units	23	—	(602)	—	—	—	—	(602)
Share-based compensation expense	—	—	6,977	—	—	—	—	6,977
Purchase of capped call options	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	6	—	—	6
Net loss	—	—	—	(24,786)	—	—	—	(24,786)
BALANCES, March 31, 2023	48,109	48	$1,267,642	$(319,903)	$1,376	14	$(256)	$948,907

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,602	$(24,786)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for loss (gains) on accounts receivable	4	(2)
Loss on disposal of property, plant and equipment	150	268
Share-based compensation	6,221	8,415
Inventory obsolescence	699	(29)
Depreciation and amortization	15,902	14,492
Write-off and amortization of deferred financing costs and loan discount	514	2,478
Change in operating lease right of use asset	379	357
Loss on equity method investment	—	980
Gain on equity investment	(9,918)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,757)	9,182
Inventories	(7,817)	(8,000)
Prepaid expenses and other current assets	548	2,525
Other assets	(691)	(3,664)
Accounts payable	9,909	(10,724)
Accrued expenses	(16,943)	(4,869)
Operating lease liability	(396)	(363)
Net cash flows provided by (used in) operating activities	5,406	(13,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(49,326)
Acquisitions of property, plant and equipment, software and deposits on equipment	(46,473)	(58,039)
Net cash flows used in investing activities	(46,473)	(107,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	2,815	834
Tax withholdings related to net shares settlements of restricted stock units	(223)	(602)
Purchase of capped call options	—	(66,211)
Proceeds from issuance of convertible senior notes	—	393,518
Debt issuance costs	—	(2,026)
Principal payments under finance lease obligations	(502)	—
Net cash flows provided by financing activities	2,090	325,513
NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,977)	204,408
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	296,871	132,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,894	$337,143
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,591	$1,216
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$17,332	$25,943
Receivable from exercise of options to purchase common stock	$—	$1,120
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$1,859	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies:

Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, “we,” "us" or “our”), a Delaware corporation, manufactures and markets natural fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada and other international markets, into major retail classes including Grocery, Mass, International, Digital, Pet Specialty, and Club.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, the results of its operations and changes to stockholders’ equity for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Through 2022, we invested a total of $31,200 in a privately held company that operates in our industry, with no additional investments thereafter. The Company concluded that it is not the primary beneficiary, which is primarily the result of the Company's conclusion that it does not have the power to direct activities that most significantly impact economic performance. Prior to March 30, 2023, the Company accounted for the investment under the equity method of accounting based on its ability to exercise significant influence, based on its representation on and the makeup of the investee's Board of Directors.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under ASC Topic 321 ("ASC 321"), Investments - Equity Securities. As of March 31, 2024, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.

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

The Company performs a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment’s fair value in accordance with the principles of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. If the fair value is less than the investment’s carrying value, the entity recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value. On March 26, 2024, the investee completed an equity funding, which we concluded represented an orderly transaction for an identical equity security with no differences in rights and obligations. As a result, pursuant to the ASC 321 measurement alternative, we adjusted the carrying amount of our equity investment from $23,528 as of December 31, 2023 to $33,446 as of March 31, 2024, recognizing a gain of $9,918 in earnings for the three-months ended March 31, 2024, based on the observable transactional price of the identical equity security issued by the investee.

March 2023 Issuance of $402.5 million of 3.00% Convertible Senior Notes (the "Convertible Notes") - In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company evaluated the debt instrument and its embedded features to determine if the contract or the embedded components of the contract qualified as a derivative that would be required to be separately accounted for in accordance with the relevant accounting literature.

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

(Unaudited, in thousands, except per share data)

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

Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of  March 31, 2024.

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

Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of March 31, 2024, the Company had $99,661 of treasury bills within cash equivalents, which included $361 of amortized discount. As of December 31, 2023, the Company had $134,570 of treasury bills within cash equivalents, which included $692 of amortized discount.

Short-Term Investments – The Company, from time to time, holds treasury bills with original maturities when purchased of greater than three months, within short-term investments, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of March 31, 2024 and December 31, 2023, there were no short-term investments.

Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

Implementation Costs of Cloud Computing Arrangement – As of March 31, 2024 and December 31, 2023, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $9,827 and $9,895, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.

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

(Unaudited, in thousands, except per share data)

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

Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of March 31, 2024, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.

Certain financial and non-financial assets, including operating lease right-of-use assets and property, plant and equipment are reported at their carrying values and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the investment in equity securities, we have elected the measurement alternative under which we measure this investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes, if any, in orderly transactions for an identical or a similar investment of the same issuer, for which the change in fair value would be included in net income.

Refer to Note 6 for the fair value of our Convertible Senior Notes.

As of March 31, 2024, the Company maintained Level 1 and Level 2 assets and liabilities.

Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended
	March 31,
	2024	2023
Grocery, Mass, International and Digital	$184,429	$140,179
Pet Specialty and Club	39,420	27,343
Net Sales	$223,849	$167,522

Pet specialty continues to grow at a slower rate than our overall business and will soon be less than 10% of our total net sales. As of March 31, 2024, the Company is providing a more meaningful breakout of its sales, which now combines pet specialty and club as both classes of retailers service a specific consumer through specialized offerings, which include value focused and or premium products. In contrast, grocery, mass, international and digital offer a wide variety of products.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending December 31, 2024 and subsequent interim periods. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently evaluating the provisions of this guidance and its effect on its future consolidated financial statements and plans to adopt the standard on its effective date.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. As adopted, the Final Climate Rules mandate disclosure of, among other things, material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential material impacts of such risks on us. The rules also require disclosure about material climate-related targets and goals, Scope 1 and Scope 2 GHG emissions, and the financial impacts of severe weather events and other natural conditions. In April 2024, the SEC voluntarily stayed the Final Climate Rules pending resolution of legal challenges. If the rules are ultimately implemented, their adoption will be phased and, accordingly, we are required to begin certain disclosures for our annual period ending December 31, 2025. These rules will be applied prospectively.

Note 2 – Inventories, net:

	March 31,	December 31,
	2024	2023
Raw Materials and Work in Process	$14,525	$16,055
Packaging Components Material	7,032	5,607
Finished Goods	50,308	41,576
Inventories, net	$71,865	$63,238

Note 3 – Property, Plant and Equipment, net:

	March 31,	December 31,
	2024	2023
Refrigeration Equipment	$178,367	$167,956
Machinery and Equipment	246,114	242,256
Building, Land, and Improvements	542,137	535,003
Furniture and Office Equipment	15,319	14,987
Leasehold Improvements	1,319	1,319
Construction in Progress	210,404	187,952
Finance Lease Right of Use Asset	28,478	29,187
	1,222,138	1,178,660
Less: Accumulated Depreciation and Amortization	(216,379)	(199,496)
Property, Plant and Equipment, net	$1,005,759	$979,164

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2024 totaled $15,806, of which $11,351, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2023 totaled $14,394, of which $10,721, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 4 – Accrued Expenses:

	March 31,	December 31,
	2024	2023
Accrued Compensation and Employee Related Costs	$12,578	$19,307
Accrued Construction Costs	1,034	—
Accrued Chiller Cost	3,644	7,478
Accrued Customer Consideration	1,240	1,228
Accrued Freight	5,448	6,078
Accrued Production Expenses	4,052	6,928
Accrued Corporate and Marketing Expenses	2,361	3,627
Accrued Interest	—	3,019
Other Accrued Expenses	1,836	2,151
Accrued Expenses	$32,193	$49,816

Note 5 – Debt:

On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement ("Credit Agreement"), which provided for a $350,000 senior secured credit facility (as amended the "Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility").

On March 15, 2023, the Company terminated the Credit Agreement in connection with the offering of the Convertible Notes (as defined below) and it had no borrowings outstanding under the Credit Facility as of such date. Interest expense and fees totaled $2,785 in 2023, which included $2,478 of debt issuance costs written off in conjunction with the termination of the Credit Facility in March 2023. There was $0 of accrued interest on the credit facilities as of December 31, 2023.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 6 – Convertible Senior Notes:

In March 2023, we issued $402,500 aggregate principal amount of 3.0% convertible senior notes due 2028 (the "Convertible Notes"). The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Convertible Notes were approximately $391,492 after deducting offering and issuance costs related to the Convertible Notes and before the 2023 Capped Call transactions, as described below.

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

As of March 31, 2024, noteholders have the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the second quarter of 2024. No early conversions have occurred during the second quarter of 2024 as of the date of this filing.

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

(Unaudited, in thousands, except per share data)

The effective interest rate for the Convertible Notes is 3.59%. Transaction costs of $11,008 attributable to the issuance of the Convertible Notes were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the Convertible Notes using the effective interest method.

The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of  March 31, 2024:

	As of March 31, 2024
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	393,588	707,926
Total	393,588	707,926

(1) The carrying amounts presented are net of unamortized debt issuance costs of $8,912 as of  March 31, 2024.

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three months ended March 31, 2024, recognized related to the Convertible Notes consists of the following:

Three Months Ended
March 31, 2024
Contractual interest expense	3,019
Amortization of issuance costs	514
Total	3,533

As of  March 31, 2024, the interest expense incurred to date was paid in full, with $0 of accrued interest expense as of quarter end. Of the $3,019 of interest expense incurred during the three months ended March 31, 2024, approximately $1,045 of interest expense was capitalized to construction in progress, as the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas. During the three months ended March 31, 2024, $0 of capitalized interest was reclassified from construction in progress to assets placed in service. For the three months ended March 31, 2023, $0 of interest expense was capitalized to construction in progress as the Convertible Notes were issued near quarter end, as such any capitalizable interest would have been de minimis.

Note 7 – Purchase of Capped Call Options:

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

(Unaudited, in thousands, except per share data)

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

The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of March 31, 2024, the instrument continued to qualify for equity classification.

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

During the third quarter of 2023, we also entered into a finance lease agreement for manufacturing equipment with an initial term of ten years, which includes an option to extend the lease term for up to ten years, which the Company is not reasonably certain to exercise. The agreement did not include termination options for either party to the lease or restrictive financial or other covenants. In connection with the manufacturing equipment lease, which is a new asset class, we elected the practical expedient to combine lease and non-lease components to determine the right of use asset and lease liability.

Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	2.81	9.25
Weighted-average discount rate	6.2%	8.6%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Maturities of lease liabilities under noncancelable operating leases and finance lease as of March 31, 2024 were as follows:

	As of March 31, 2024
	Operating Leases	Finance Lease
2024 (a)	$1,057	$3,166
2025	1,210	4,221
2026	1,239	4,221
2027	337	4,221
2028 and beyond	-	23,217
Total lease payments	$3,843	$39,046
Less: Imputed interest	(336)	(12,179)
Present value of lease liabilities	$3,507	$26,867

(a)	Excluding the three months ended March 31, 2024.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

A summary of lease costs for the three months ended March 31, 2024 and 2023 was as follows:

		Three Months Ended
		March 31,
		2024	2023
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$438	$438

Finance Lease:
Amortization of right of use asset	Cost of goods sold	$676	$-
Interest on lease liabilities	Interest Expense	$553	$-
Variable lease cost (a)	Inventory/Cost of goods sold (a)	$3,361	$-

(a)

Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. During the period, $3,361 of variable lease costs were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.

Supplemental balance sheet information as of March 31, 2024 and December 31, 2023 related to leases are as follows:

		As of March 31, 2024	As of December 31, 2023
Assets:
Operating leases	Operating lease right of use assets	$3,237	$3,616
Finance lease, net	Property, plant and equipment, net	26,342	27,728
Total lease assets		$29,579	$31,344

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,174	$1,312
Finance lease liabilities	Current finance lease liabilities	1,988	1,998
Long-term:
Operating lease liabilities	Long term operating lease liabilities	2,333	2,591
Finance lease liabilities	Long term finance lease liabilities	24,879	26,080
Total lease liabilities		$30,374	$31,981

Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Three Months Ended
	March 31,
Operating cash flow information:	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$454	$445
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$553	$-
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$502	$-

Note 9 – Warrants (in thousands, except share data):

In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of March 31, 2024, there were $811 of warrants in prepaid expense and $0 of warrants in other assets.  As of December 31, 2023, there were $2,027 of warrants in prepaid expense and $0 of warrants in other assets.

During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.

Total amortization associated with partner warrants for the three months ended March 31, 2024 and 2023 was $1,216 and $1,438, respectively.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 10 – Equity Incentive Plans:

Total compensation cost for share-based payments recognized for the three months ended March 31, 2024 totaled $5,005, of which $1,405, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.

Total compensation cost for share-based payments recognized for the three months ended March 31, 2023 totaled $8,415, of which $2,956, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.

During the three months ended March 31, 2024, 0 stock options were granted and 105 stock options were exercised.

During the three months ended March 31, 2024, 99 restricted stock units were granted at a weighted average grant-date fair market value of $105.62. During the three months ended March 31, 2024, 67 restricted stock units vested.

Note 11 – Net Income (Loss) Per Share Attributable to Common Stockholders:

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in FASB ASC Topic 260. In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with FASB ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transaction is excluded from our computation of diluted net income (loss) per share.

For the three months ended March 31, 2024, diluted net income per share attributable to common stockholders is calculated as follows:

Three Months Ended
March 31,
2024
Net Income Attributable to Common Stockholders	$18,602

Weighted Average Common Shares Outstanding, Basic	48,320
Service Period Stock Options	679
Restricted Stock Units	214
Performance Stock Options	836
Convertible Notes	—
Weighted Average Common Shares Outstanding, Diluted	50,049

Basic Net Income per Share	$0.38
Diluted Net Income per Share	$0.37

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows (in thousands):

Three Months Ended
March 31,
2023
Service Period Stock Options	1,267
Restricted Stock Units	405
Performance Stock Options	992
Convertible Notes	5,776
Total	8,440

Note 12 – Concentrations:

Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.

Note 13 – Commitments and Contingencies:

Commitments - In August 2023, we entered into a lease arrangement for a to-be constructed office space, which will contribute right of use assets and lease liabilities upon lease commencement, which is anticipated to occur by the first quarter of 2025. As of March 31, 2024, the future commitments related to this arrangement are not determinable as they are variable in nature. Our current headquarters lease in Secaucus, NJ expires in June 2024.

Legal Obligations - We are currently involved in various claims and legal actions that arise in the ordinary course of our business. None of these claims or proceedings, most of which are covered by insurance, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

The fact discovery period in this action closed on December 31, 2023.

The expert discovery phase, closed on March 31, 2024. Phillips filed a Motion for Partial Summary Judgment on April 1, 2024, and on April 29,2024, the court ordered all further proceedings and deadlines as reflected in its November 15, 2023, Case Management Order to be extended for 60 days. The case is scheduled for a non-jury trial on September 16, 2024.

FRESHPET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Based on information currently available and advice of counsel, we do not believe that the outcome of this matter is likely to have a material adverse effect on our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of this matter, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.

Note 14 – Subsequent Events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued for recognition or disclosures.

The Company did not identify any recognized or unrecognized subsequent events that require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report").

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

Components of our Results of Operations

Net Sales

Our net sales are derived from the sale of pet food products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 27,097 retail stores as of March 31, 2024. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.

Our net sales growth is driven by the following key factors:

•

Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.

•

Increasing penetration of Freshpet Fridge locations in major classes of retail, including Grocery, Mass, International, Digital, Pet Specialty, and Club. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products.

•	Consumer trends including growing pet ownership, pet humanization and a focus on health and wellness.
•	At times we increase our sales price to offset any adverse movement in input costs.

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

Income Taxes

We had federal net operating loss (“NOL”) carry forwards of approximately $420.3 million as of December 31, 2023, of which approximately $175.4 million, generated in 2017 and prior, will expire between 2025 and 2037. The NOLs generated from 2018 through 2023, of approximately $244.9 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2023, we had approximately $312.8 million of state NOLs, which expire between 2024 and 2043, and had $20.7 million of foreign NOLs in the United Kingdom which do not expire. At December 31, 2023, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$223,849	100%	$167,522	100%
Cost of goods sold	135,691	61	116,762	70
Gross profit	88,158	39	50,760	30
Selling, general and administrative expenses	79,695	36	72,271	43
Income (loss) from operations	8,463	4	(21,511)	(13)
Interest and other income, net	3,335	1	946	1
Interest expense	(3,060)	(1)	(3,171)	(0)
Gain on equity investment	9,918	4	-	0
Income (loss) before income taxes	18,656	8	(23,736)	(14)
Income tax expense	54	0	70	0
Loss on equity method investment	-	-	980	1
Net income (loss)	$18,602	8%	$(24,786)	(15)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Sales

The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2024		2023
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in thousands)
Grocery, Mass, International and Digital	$184,429	82%	$140,179	84%
Pet Specialty and Club	39,420	18%	27,343	16%
Net Sales	$223,849	100%	$167,522	100%

Net sales increased $56.3 million, or 33.6%, to $223.8 million for the three months ended March 31, 2024 as compared to $167.5 million in the same period in the prior year. The $56.3 million increase in net sales was driven by growth in the Grocery, Mass, International and Digital channel of $44.3 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 30.6%.

Gross Profit

Gross profit was $88.2 million, or 39.4% as a percentage of net sales, for the three months ended March 31, 2024, compared to $50.8 million, or 30.3% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to improved leverage on plant expenses, reduced quality costs, and lower input cost as a percentage of sales. For the three months ended March 31, 2024, Adjusted Gross Profit was $101.5 million, or 45.3% as a percentage of net sales, compared to $64.4 million, or 38.5% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $79.7 million for the three months ended March 31, 2024, compared to $72.3 million in the prior year period. As a percentage of net sales, SG&A decreased to 35.6% for the three months ended March 31, 2024, compared to 43.1% in the prior year period. The decrease of 750 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics costs and media as a percentage of net sales, in addition to lower share-based compensation.

Adjusted SG&A for the three months ended March 31, 2024, was $70.9 million, or 31.7% as a percentage of net sales, compared to $61.5 million, or 36.7% as a percentage of net sales, in the prior year period.

See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

Income (Loss) from Operations

As a result of the factors discussed above, income from operations increased by $30.0 million to an income from operations of $8.5 million for the three months ended March 31, 2024 as compared to a loss from operations of $21.5 million for the same period in the prior year.

Interest and Other Income, net

The Company recorded interest and other income, net of $3.3 million for the three months ended March 31, 2024 as a result of interest income generated from cash and cash equivalents as compared to $0.9 million for the three months ended March 31, 2023.

Interest Expense

Interest expense decreased $0.1 million to interest expense of $3.1 million for the three months ended March 31, 2024 as compared to interest expense of $3.2 million for the same period in the prior year. The decrease was primarily driven by the termination of our Credit Agreement in the prior year period resulting in the write-off of unamortized fees of $2.5 million, which were recorded to interest expense, partially offset by a $1.8 million increase (net of the $1.0 million of capitalized interest) as a result of interest incurred on our Convertible Notes as compared to interest incurred on the Credit Agreement that existed in the prior year period, as well as a $0.6 million increase related to the interest on our finance lease liability.

Gain on Equity Investment

The $9.9 million gain on equity investment for the three months ended March 31, 2024, resulted from the change in fair value of the Company's equity interest in a privately held company, as discussed in Note 1 of our (unaudited) condensed consolidated financial statements.

Net Income (Loss)

Net income increased $43.4 million to a net income of $18.6 million for the three months ended March 31, 2024, as compared to a net loss of $24.8 million for the same period in the prior year due to contribution from higher sales, improved gross margin, reduced logistics costs as a percentage of net sales, and gain on equity investment, partially offset by increased SG&A expenses including increased media spend of $6.1 million.

Adjusted EBITDA

Adjusted EBITDA was $30.6 million for the three months ended March 31, 2024, compared to $3.0 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expenses.

See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures; see the section entitled "Forward-Looking Statements" in this report and the section entitled "Risk Factors" in our Annual Report for factors that could cause our results to differ, in some cases materially.

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

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, fees related to the Capped Call Transactions, loss on disposal of equipment, and advisory fees related to activism engagement. EBITDA represents net income (loss) plus interest expense net of interest income, income tax expense and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on equity method investment, gain on equity investment, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, loss on disposal of property, plant and equipment, fees related to the Capped Call Transactions, and advisory fees related to activism engagement.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
Net income (loss)	$18,602	$(24,786)
Depreciation and amortization	15,745	14,492
Interest income, net of interest expense	(275)	2,225
Income tax expense	54	70
EBITDA	$34,126	$(7,999)
Loss on equity method investment	—	980
Gain on equity investment	(9,918)	—
Loss on disposal of property, plant and equipment	150	268
Non-cash share-based compensation (a)	6,221	8,415
Enterprise Resource Planning (b)	—	801
Capped Call Transactions fees (c)	—	113
Activism engagement (d)	—	389
Adjusted EBITDA	$30,579	$2,967
Adjusted EBITDA as a % of Net Sales	13.7%	1.8%

(a)

Includes true-ups, if required, to share-based compensation expense compared to prior periods. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.

(b)	Represents costs associated with the implementation of an ERP system.
(c)	Represents fees associated with the Capped Call Transactions.
(d)	Represents advisory fees related to activism engagement.

The following table provides a reconciliation of Adjusted Gross Profit to Gross profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
Gross profit	$88,158	$50,760
Depreciation expense	10,675	10,721
Non-cash share-based compensation (a)	2,622	2,956
Loss on disposal of manufacturing equipment	21	—
Adjusted Gross Profit	$101,476	$64,437
Adjusted Gross Profit as a % of Net Sales	45.3%	38.5%

(a)

Includes true-ups, if required, to share-based compensation expense compared to prior periods. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
SG&A expenses	$79,695	$72,271
Depreciation and amortization expense	5,070	3,771
Non-cash share-based compensation (a)	3,600	5,459
Loss on disposal of equipment	129	268
Enterprise Resource Planning (b)	—	801
Capped Call Transactions fees (c)	—	113
Activism engagement (d)	—	389
Adjusted SG&A Expenses	$70,896	$61,470
Adjusted SG&A Expenses as a % of Net Sales	31.7%	36.7%

(a)	Includes true-ups, if required, to share-based compensation expense compared to prior periods. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.
(b)	Represents costs associated with the implementation of an ERP system.
(c)	Represents fees associated with the Capped Call Transactions.
(d)	Represents advisory fees related to activism engagement.

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

We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the three months ended March 31, 2024, we spent approximately $46.5 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $163.5 million in the remainder of fiscal 2024.

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

Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, amounts previously raised through the issuance of the Convertible Notes and our ability to access the capital markets, if appropriate, are adequate to fund our debt requirements, operating and finance lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors, including but not limited to increasing interest rates and inflation, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$257,894	$296,871
Accounts receivable, net of allowance for doubtful accounts	68,507	56,754
Inventories, net	71,865	63,238
Prepaid expenses	5,757	7,615
Other current assets	2,935	2,841
Accounts payable	(46,591)	(36,096)
Accrued expenses	(32,193)	(49,816)
Current operating lease liabilities	(1,174)	(1,312)
Current finance lease liabilities	(1,988)	(1,998)
Total Working Capital	$325,012	$338,097

Working capital consists of current assets net of current liabilities. Working capital decreased $13.1 million to $325.0 million as of March 31, 2024 compared with working capital of $338.1 million as of December 31, 2023. The decrease was primarily a result of a decrease of $39.0 million in cash and cash equivalents, a decrease in prepaid expenses of $1.9 million, and an increase in accounts payable of $10.5 million as a result of timing and capital expenditures of approximately $16.1 million related to our capital expansion plan. The decrease was partially offset by an increase in accounts receivable of $11.8 million, an increase in inventories, net of $8.6 million, and a decrease in accrued expenses of $17.6 million due to timing and capital expenditures of approximately $1.3 million related to our capital expansion plan.

We normally carry three to four weeks of finished goods inventory and less than 30 days of accounts receivable.

For the quarter ended  March 31, 2024, our capital resources consisted primarily of $257.9 million of cash and cash equivalents on hand.

For the year ended December 31, 2023, our capital resources consisted primarily of $296.9 million of cash and cash equivalents on hand.

We expect to fund our ongoing operations and obligations with cash and cash equivalents, and cash flow from operations.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows used in operating, investing and provided by financing activities and our ending balance of cash:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
Cash at the beginning of period	$296,871	$132,735
Net cash provided by (used in) operating activities	5,406	(13,740)
Net cash used in investing activities	(46,473)	(107,365)
Net cash provided by financing activities	2,090	325,513
Cash at the end of period	$257,894	$337,143

Net Cash Provided by (Used In) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items (i.e., provision for loss (gains) on receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, write-off and amortization of deferred financing costs and loan discount, change in operating lease right of use asset, loss on equity method investment, and gain on equity investment).

Net cash provided by operating activities of $5.4 million for the three months ended March 31, 2024, was primarily attributed to:

•

$32.6 million of net income, adjusted for reconciling non-cash items, which excludes $14.0 million of non-cash items related to $15.9 million of depreciation and amortization, $6.2 million of share-based compensation including amortization of warrants, $0.7 million of reserve for inventory obsolescence, $0.5 million of write-off and amortization of deferred financing costs and loan discount, $0.4 million of change in operating lease right of use asset, and $0.2 million of loss on disposal of property, plant and equipment, partially offset by $9.9 million of gain on equity investment.

This was partially offset by:

•	$27.2 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accrued expenses, accounts receivable, inventories, other assets, and operating lease liability, primarily offset by the change in accounts payable and prepaid expenses and other current assets.

Net cash used in operating activities of $13.7 million for the three months ended March 31, 2023, was primarily attributed to:

•

$2.2 million of net income, adjusted for reconciling non-cash items, which excludes $27.0 million non-cash items related to $14.5 million of depreciation and amortization, $8.4 million of share-based compensation including amortization of warrants, $2.5 million of write-off and amortization of deferred financing costs and loan discount, $1.0 million of loss on equity method investment, $0.4 million of change in operating lease right of use asset, and $0.3 million of loss on disposal of property, plant and equipment.

This was offset by:

•	$15.9 million decrease due to changes in operating assets and liabilities. The decrease is primarily due to the change in inventories, accounts payable, other assets, and accrued expenses, primarily offset by the change in accounts receivable, and prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities of $46.5 million for the three months ended March 31, 2024, was primarily attributed to:

•	$46.5 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.

Net cash used in investing activities of $107.4 million for the three months ended March 31, 2023, was primarily attributed to:

•	$58.0 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•	$49.3 million purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.1 million for the three months ended March 31, 2024, was primarily attributed to:

•	$2.8 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$0.2 million for tax withholdings related to net share settlements of restricted stock units.
•	$0.5 million for principal payments under finance lease obligations.

Net cash provided by financing activities of $325.5 million for the three months ended March 31, 2023, was primarily attributed to:

•	$393.5 million net proceeds from Convertible Notes.
•	$0.8 million cash proceeds from the exercise of stock options.

This was partially offset by:

•	$66.2 million for the purchase of capped call options.
•	$2.0 million for debt issuance costs.
•	$0.6 million for tax withholdings related to net share settlements of restricted stock units.

Indebtedness

For a discussion of our material indebtedness, see Notes 5 and 6 to our (unaudited) condensed consolidated financial statements included in this report.

Contractual Obligations

There were no material changes to our commitments under contractual obligations, as disclosed in our Annual Report, except as noted in Note 8 and 13 of our (unaudited) condensed consolidated financial statements.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

During period of rising interest rates, our cost of borrowing could increase, the fair value of our investments could be affected, and it could constrain the purchasing power of our customers.

Commodity Price and Inflation Risk

We purchase certain products and services that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three months ended March 31, 2024 recognized in Europe was approximately 1%.

The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of March 31, 2024, there were no forward contracts outstanding.

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

Item 5. Other Information

Insider Trading Arrangements

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 trading arrangements under the Exchange Act.

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2024	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)