Form 10-Q
period 2024-06-30
Freshpet, Inc.
filed 2024-08-05
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36729
_______________________________________________
FRESHPET, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________

Delaware	20-1884894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 US-206, 1st Floor, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)
________________________________________________
Registrant’s telephone number, including area code: (201) 520-4000
________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 1, 2024 the registrant had 48,483,030 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” "target," “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our ability to meet our sustainability targets, goals, and commitments, including due to the impact of climate change;
•changes in global economic and financial market conditions generally, such as continued inflation and interest rate increases;
•the impact of various worldwide or macroeconomic events, such as the ongoing conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip, on U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and building capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens (collectively, our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis);
•our ability to successfully implement new processes and systems as we continue to stabilize and improve our ERP;
•our ability to timely complete the construction at our Freshpet Kitchens Ennis and achieve the anticipated benefits therefrom;
•the loss of key members of our senior management team;
•allegations that our products cause injury or illness or fail to comply with government regulations;
•the loss of a significant customer;
•the entrance of new competitors into our industry;
•the effectiveness of our marketing and trade spending programs;
•our ability to introduce new products and improve existing products;
•our ability to match our manufacturing capacity with demand;
•the impact of government regulation, scrutiny, warning and public perception;
•the effect of false marketing claims;
•adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;
•our ability to develop and maintain our brand;
•the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by sustained inflation;
•our ability to manage our supply chain effectively;
•global or local pandemics, such as COVID-19;
•the failure of our information technology systems to perform adequately, including as a result of any interruptions, intrusions, cyber attacks or physical or electronic security breaches of such systems;

•actions of activist stockholders;
•volatility in the price of our common stock; and
•other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 and our subsequent Quarterly Reports on Form 10-Q.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,699	$296,871
Accounts receivable, net of allowance for doubtful accounts	68,156	56,754
Inventories, net	73,252	63,238
Prepaid expenses	8,566	7,615
Other current assets	3,547	2,841
Total Current Assets	405,220	427,319
Property, plant and equipment, net	1,032,730	979,164
Deposits on equipment	1,109	1,895
Operating lease right of use assets	2,851	3,616
Long term investment in equity securities	33,446	23,528
Other assets	30,975	28,899
Total Assets	$1,506,331	$1,464,421
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,051	$36,096
Accrued expenses	52,884	49,816
Current operating lease liabilities	1,034	1,312
Current finance lease liabilities	2,031	1,998
Total Current Liabilities	$90,000	$89,222
Convertible senior notes	394,108	393,074
Long term operating lease liabilities	2,064	2,591
Long term finance lease liabilities	24,355	26,080
Total Liabilities	$510,527	$510,967
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,493 issued and 48,479 outstanding on June 30, 2024, and 48,277 issued and 48,263 outstanding on December 31, 2023	48	48
Additional paid-in capital	1,308,623	1,282,984
Accumulated deficit	(311,823)	(328,731)
Accumulated other comprehensive loss	(788)	(591)
Treasury stock, at cost — 14 shares on June 30, 2024 and on December 31, 2023	(256)	(256)
Total Stockholders' Equity	995,804	953,454
Total Liabilities and Stockholders' Equity	$1,506,331	$1,464,421
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NET SALES	$235,253	$183,331	$459,102	$350,853
COST OF GOODS SOLD	141,301	124,087	276,992	240,849
GROSS PROFIT	93,952	59,244	182,110	110,004
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	95,702	75,996	175,396	148,267
(LOSS) INCOME FROM OPERATIONS	(1,750)	(16,752)	6,714	(38,263)
OTHER INCOME (EXPENSES):
Interest and Other Income, net	2,861	4,108	6,195	5,055
Interest Expense	(2,751)	(3,329)	(5,811)	(6,501)
Gain on Equity Investment	—	—	9,918	—
	110	779	10,302	(1,446)
(LOSS) INCOME BEFORE INCOME TAXES	(1,640)	(15,972)	17,016	(39,708)
INCOME TAX EXPENSE	54	70	108	140
LOSS ON EQUITY METHOD INVESTMENT	-	910	—	1,890
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,694)	$(16,952)	$16,908	$(41,738)
OTHER COMPREHENSIVE LOSS:
Change in foreign currency translation	$(79)	$(2,039)	$(197)	$(2,033)
TOTAL OTHER COMPREHENSIVE LOSS	(79)	(2,039)	(197)	(2,033)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,773)	$(18,991)	$16,711	$(43,771)
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.03)	$(0.35)	$0.35	$(0.87)
-DILUTED	$(0.03)	$(0.35)	$0.34	$(0.87)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,461	48,132	48,400	48,089
-DILUTED	48,461	48,132	50,154	48,089
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2024	48,449	$48	$1,288,890	$(310,129)	$(709)	14	$(256)	$977,844
Exercise of options to purchase common stock	40	—	1,381	—	—	—	—	1,381
Vesting of restricted stock units	4	—	(77)	—	—	—	—	(77)
Share-based compensation expense	—	—	18,429	—	—	—	—	18,429
Foreign currency translation	—	—	—	—	(79)	—	—	(79)
Net loss	—	—	—	(1,694)	—	—	—	(1,694)
BALANCES, June 30, 2024	48,493	$48	$1,308,623	$(311,823)	$(788)	14	$(256)	$995,804

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2023	48,109	$48	$1,267,642	$(319,903)	$1,376	14	$(256)	$948,907
Exercise of options to purchase common stock	56	—	1,107	—	—	—	—	1,107
Vesting of restricted stock units	20	—	(248)	—	—	—	—	(248)
Share-based compensation expense	—	—	7,009	—	—	—	—	7,009
Foreign currency translation	—	—	—	—	(2,039)	—	—	(2,039)
Net loss	—	—	—	(16,952)	—	—	—	(16,952)
BALANCES, June 30, 2023	48,185	48	$1,275,510	$(336,855)	$(663)	14	$(256)	$937,784

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	145	—	4,196	—	—	—	—	4,196
Vesting of restricted stock units	71	—	(2,159)	—	—	—	—	(2,159)
Share-based compensation expense	—	—	23,602	—	—	—	—	23,602
Foreign currency translation	—	—	—	—	(197)	—	—	(197)
Net income	—	—	—	16,908	—	—	—	16,908
BALANCES, June 30, 2024	48,493	$48	$1,308,623	$(311,823)	$(788)	14	$(256)	$995,804

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	91	—	3,061	—	—	—	—	3,061
Vesting of restricted stock units	43	—	(850)	—	—	—	—	(850)
Share-based compensation expense	—	—	13,986	—	—	—	—	13,986
Purchase of capped call options	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	(2,033)	—	—	(2,033)
Net loss	—	—	—	(41,738)	—	—	—	(41,738)
BALANCES, June 30, 2023	48,185	$48	$1,275,510	$(336,855)	$(663)	14	$(256)	$937,784
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,908	$(41,738)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for loss on accounts receivable	13	8
Loss on disposal of property, plant and equipment	286	464
Share-based compensation	25,755	16,862
Inventory obsolescence	699	—
Depreciation and amortization	33,324	28,930
Write-off and amortization of deferred financing costs and loan discount	1,035	3,034
Change in operating lease right of use asset	766	807
Loss on equity method investment	—	1,890
Gain on equity investment	(9,918)	—
Amortization of discount on short-term investments	—	(996)
Changes in operating assets and liabilities:
Accounts receivable	(11,407)	5,675
Inventories	(8,685)	(6,979)
Prepaid expenses and other current assets	(3,968)	(430)
Other assets	(1,240)	(3,762)
Accounts payable	(981)	(7,488)
Accrued expenses	6,069	4,529
Operating lease liability	(837)	(1,037)
Net cash flows provided by (used in) operating activities	47,819	(231)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(113,441)
Acquisitions of property, plant and equipment, software and deposits on equipment	(94,795)	(102,507)
Net cash flows used in investing activities	(94,795)	(215,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	4,196	3,061
Tax withholdings related to net shares settlements of restricted stock units	(1,440)	(850)
Purchase of capped call options	—	(66,211)
Proceeds from issuance of convertible senior notes	—	393,518
Debt issuance costs	—	(2,026)
Principal payments under finance lease obligations	(952)	—
Net cash flows provided by financing activities	1,804	327,492
NET CHANGE IN CASH AND CASH EQUIVALENTS	(45,172)	111,313
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	296,871	132,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$251,699	$244,048
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,165	$1,217
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$14,493	$34,799
Capitalized interest in accrued expenses	—	$181
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$719	$—
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Through 2022, we invested a total of $31,200 in a privately held company that operates in our industry, with no additional investments thereafter. The Company concluded that it is not the primary beneficiary as it does not have the power to direct activities that most significantly impact economic performance. Prior to March 30, 2023, the Company accounted for the investment under the equity method of accounting based on its ability to exercise significant influence, based on its representation on and the makeup of the investee's Board of Directors.
On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under ASC Topic 321 ("ASC 321"), Investments - Equity Securities. As of June 30, 2024, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The Company's leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar economic environment.
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of June 30, 2024.
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
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of June 30, 2024, the Company had $79,694 of treasury bills within cash equivalents, which included $256 of amortized discount. As of December 31, 2023, the Company had $134,570 of treasury bills within cash equivalents, which included $692 of amortized discount.
Short-Term Investments – The Company, from time to time, holds treasury bills with original maturities when purchased of greater than three months, within short-term investments, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of June 30, 2024 and December 31, 2023, there were no short-term investments.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Implementation Costs of Cloud Computing Arrangement – As of June 30, 2024 and December 31, 2023, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $9,583 and $9,895, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The three levels of the fair value hierarchy are as follows:
•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.
•Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies.
•Level 3 - Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of June 30, 2024, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
Refer to Note 6 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.
As of June 30, 2024, the Company maintained Level 1 and Level 2 assets and liabilities.
Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Grocery, Mass, International and Digital	$192,255	$154,812	$376,647	$294,999
Pet Specialty and Club	42,998	28,519	82,455	55,854
Net Sales	$235,253	$183,331	$459,102	$350,853
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
Note 2 – Inventories, net:

	June 30, 2024	December 31, 2023
Raw Materials and Work in Process	$14,614	$16,055
Packaging Components Material	6,633	5,607
Finished Goods	52,005	41,576
Inventories, net	$73,252	$63,238
Note 3 – Property, Plant and Equipment, net:

	June 30, 2024	December 31, 2023
Refrigeration Equipment	$185,031	$167,956
Machinery and Equipment	252,476	242,256
Building, Land, and Improvements	555,164	535,003
Furniture and Office Equipment	16,984	14,987
Leasehold Improvements	12	1,319
Construction in Progress	227,047	187,952
Finance Lease Right of Use Asset	28,478	29,187
	1,265,192	1,178,660
Less: Accumulated Depreciation and Amortization	(232,462)	(199,496)
Property, Plant and Equipment, net	$1,032,730	$979,164
Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2024 totaled $17,311 and $33,117, respectively, of which $12,539 and $23,890, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2023 totaled $14,346 and $28,740, respectively, of which $10,618 and $21,339, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Accrued Expenses:

	June 30, 2024	December 31, 2023
Accrued Compensation and Employee Related Costs	$21,622	$19,307
Accrued Chiller Cost	3,593	7,478
Accrued Customer Consideration	733	1,228
Accrued Freight	4,083	6,078
Accrued Production Expenses	4,806	6,928
Accrued Corporate and Marketing Expenses	10,661	3,627
Accrued Interest	3,019	3,019
Other Accrued Expenses	4,367	2,151
Accrued Expenses	$52,884	$49,816
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
As of March 31, 2024, noteholders had the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the second quarter of 2024. No early conversions occurred during the second quarter. As of June 30, 2024, noteholders have the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the third quarter of 2024. As of the date of this filing, no early conversions have occurred during the third quarter of 2024.
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
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of June 30, 2024:

	As of June 30, 2024
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	394,108	786,888
Total	394,108	786,888
(1)The carrying amounts presented are net of unamortized debt issuance costs of $8,392 as of June 30, 2024.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and six months ended June 30, 2024, recognized related to the Convertible Notes consists of the following:

	Three Months Ended	Six Months Ended

	June 30, 2024
Contractual interest expense	3,019	6,038
Amortization of issuance costs	520	1,034
Total	3,539	7,072
Of the $6,038 interest expense incurred during the six months ended June 30, 2024, $3,019 was paid during the three months ended March 31, 2024, with $3,019 of accrued interest expense as of June 30, 2024. Of the $3,019 and $6,038 of interest expense incurred during the three and six months ended June 30, 2024, approximately $1,362 and $2,407 of interest expense was capitalized to construction in progress, as the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas. For the three and six months ended June 30, 2023, $181 of interest expense was capitalized to construction in progress.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of June 30, 2024, the instrument continued to qualify for equity classification.
Note 8 – Leases
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
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	2.77	9.0
Weighted-average discount rate	6.2%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance lease as of June 30, 2024 were as follows:

	As of June 30, 2024
	Operating Leases	Finance Lease
2024 (a)	$595	$2,111
2025	1,210	4,221
2026	1,239	4,221
2027	337	4,221
2028 and beyond	—	23,217
Total lease payments	$3,381	$37,991
Less: Imputed interest	(283)	(11,605)
Present value of lease liabilities	$3,098	$26,386
(a)Excluding the six months ended June 30, 2024.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
A summary of lease costs for the three and six months ended June 30, 2024 and 2023 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$438	$438	$876	$876

Finance Lease:
Amortization of right of use asset	Cost of goods sold	$712	$-	$1,388	$-
Interest on lease liabilities	Interest expense	$574	$-	$1,127	$-
Variable lease cost (b)	Inventory/Cost of goods sold (b)	$3,308	$-	$6,669	$-
(b)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three and six months ended June 30, 2024, $3,308 and $6,669, respectively, of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information as of June 30, 2024 and December 31, 2023 related to leases are as follows:

		As of June 30, 2024	As of December 31, 2023
Assets:
Operating leases	Operating lease right of use assets	$2,851	$3,616
Finance lease, net	Property, plant and equipment, net	25,630	27,728
Total lease assets		$28,481	$31,344

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,034	$1,312
Finance lease liabilities	Current finance lease liabilities	2,031	1,998
Long-term:
Operating lease liabilities	Long term operating lease liabilities	2,064	2,591
Finance lease liabilities	Long term finance lease liabilities	24,355	26,080
Total lease liabilities		$29,484	$31,981
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating cash flow information:	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$462	$452	$916	$897
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$574	$-	$1,127	$-
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$481	$-	$952	$-

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 9 – Warrants (in thousands, except share data):
In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under FASB ASC 718 Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense will be amortized within Cost of Goods Sold as services are provided by the supplier. As of June 30, 2024, the warrants were fully amortized. As of December 31, 2023, there were $2,027 of warrants in prepaid expense and $0 of warrants in other assets.
During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.
Total amortization associated with partner warrants for the three and six months ended June 30, 2024 was $811 and $2,027, respectively. Total amortization associated with partner warrants for the three and six months ended June 30, 2023 was $1,438 and $2,876, respectively.
Note 10 – Equity Incentive Plans:
Total compensation cost for share-based payments recognized for the three and six months ended June 30, 2024 totaled $18,722 and $23,728, respectively, of which $1,409 and $2,814, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense. The share-based compensation cost includes an adjustment related to the reassessment of the probability of achieving performance conditions related to certain outstanding share-based awards.
Total compensation cost for share-based payments recognized for the three and six months ended June 30, 2023 totaled $7,009 and $13,986, respectively, of which $1,654 and $3,240, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.
During the six months ended June 30, 2024, 0 stock options were granted and 145 stock options were exercised.
During the six months ended June 30, 2024, 99 restricted stock units were granted at a weighted average grant-date fair market value of $105.64. During the six months ended June 30, 2024, 71 restricted stock units vested.
Note 11 – Net Income (Loss) Per Share Attributable to Common Stockholders:
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in FASB ASC Topic 260. In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with FASB ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transactions is excluded from our computation of diluted net income (loss) per share.
For the six months ended June 30, 2024, diluted net income per share attributable to common stockholders is shown below. For the three months ended June 30, 2024, and for the three and six months ended June 30, 2023, diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in those periods.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

Six Months Ended June 30,
2024
Net Income Attributable to Common Stockholders	$16,908

Weighted Average Common Shares Outstanding, Basic	48,400
Service Period Stock Options	689
Restricted Stock Units	234
Performance Stock Options	831
Convertible Notes	—
Weighted Average Common Shares Outstanding, Diluted	50,154

Basic Net Income per Share	$0.35
Diluted Net Income per Share	$0.34
The potentially dilutive securities excluded from the determination of diluted income (loss) per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service Period Stock Options	682	1,203	—	1,230
Restricted Stock Units	239	518	—	392
Performance Stock Options	804	1,117	—	1,117
Convertible Notes	5,776	5,776	5,776	5,776
Total	7,500	8,614	5,776	8,515
Note 12 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Note 13 – Commitments and Contingencies:
Commitments - In August 2023, we entered into a lease arrangement for a to-be constructed office space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur by the first half of 2025. As of June 30, 2024, the future commitments related to this arrangement are not determinable as they are variable in nature.
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
The expert discovery phase closed on March 31, 2024. Phillips filed a Motion for Partial Summary Judgment ("MSJ") on April 1, 2024, and on April 29, 2024, the court ordered all further proceedings and deadlines as reflected in its November 15, 2023 Case Management Order to be extended for 60 days. On July 24, 2024, the Judge entered a new Case Management Order providing a deadline of September 13, 2024 for the Company to respond to the MSJ and scheduling the case for a non-jury trial on November 12, 2024.
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
Components of our Results of Operations
Net Sales
Our net sales are derived from the sale of pet food products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 27,497 retail stores as of June 30, 2024. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
Our net sales growth is driven by the following key factors:
•Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.
•Increasing penetration of Freshpet Fridge locations in major classes of retail, including Grocery, Mass, International, Digital, Pet Specialty, and Club. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products.
•Consumer trends including growing pet ownership, pet humanization and a focus on health and wellness.
•At times we increase our sales price to offset any adverse movement in input costs.

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

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)				(Dollars in thousands)
Net sales	$235,253	100%	$183,331	100%	$459,102	100%	$350,853	100%
Cost of goods sold	141,301	60%	124,087	68%	276,992	60%	240,849	69%
Gross profit	93,952	40%	59,244	32%	182,110	40%	110,004	31%
Selling, general, and administrative expenses	95,702	41%	75,996	41%	175,396	38%	148,267	42%
(Loss) income from operations	(1,750)	(1)%	(16,752)	(9)%	6,714	1%	(38,263)	(11)%
Interest and other income, net	2,861	1%	4,108	2%	6,195	1%	5,055	1%
Interest expense	(2,751)	(1)%	(3,329)	(2)%	(5,811)	(1)%	(6,501)	—%
Gain on equity investment	—	—%	—	—%	9,918	2%	—	—%
(Loss) income before income taxes	(1,640)	(1)%	(15,972)	(9)%	17,016	4%	(39,708)	(11)%
Income tax expense	54	—%	70	—%	108	—%	140	—%
Loss on equity method investment	—	—%	910	—%	—	—%	1,890	1%
Net (loss) income	$(1,694)	(1)%	$(16,952)	(9)%	$16,908	4%	$(41,738)	(12)%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$192,255	82%	$154,812	84%
Pet Specialty and Club	42,998	18%	28,519	16%
Net Sales	$235,253	100%	$183,331	100%
Net sales increased $51.9 million, or 28.3%, to $235.3 million for the three months ended June 30, 2024 as compared to $183.3 million in the same period in the prior year. The $51.9 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $37.4 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was entirely driven by volume gains of 28.3%.

Gross Profit
Gross profit was $94.0 million, or 39.9% as a percentage of net sales, for the three months ended June 30, 2024, compared to $59.2 million, or 32.3% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to lower input costs, reduced quality costs, and improved leverage on plant expenses. For the three months ended June 30, 2024, Adjusted Gross Profit was $108.0 million, or 45.9% as a percentage of net sales, compared to $73.0 million, or 39.8% as a percentage of net sales, in the prior year period.
See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $95.7 million for the three months ended June 30, 2024, compared to $76.0 million in the prior year period. As a percentage of net sales, SG&A decreased to 40.7% for the three months ended June 30, 2024, compared to 41.5% in the prior year period. The decrease of 80 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics costs and media as a percentage of net sales, offset by higher share-based compensation.
Adjusted SG&A for the three months ended June 30, 2024, was $72.9 million, or 31.0% as a percentage of net sales, compared to $64.0 million, or 34.9% as a percentage of net sales, in the prior year period.
See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Loss from Operations
As a result of the factors discussed above, loss from operations decreased by $15.0 million to a loss from operations of $1.8 million for the three months ended June 30, 2024 as compared to a loss from operations of $16.8 million for the same period in the prior year.
Interest and Other Income, net
The Company recorded interest and other income, net of $2.9 million for the three months ended June 30, 2024 as a result of interest income generated from cash and cash equivalents as compared to $4.1 million for the three months ended June 30, 2023.
Interest Expense
Interest expense decreased $0.5 million to $2.8 million for the three months ended June 30, 2024 as compared to $3.3 million for the same period in the prior year. The decrease was primarily driven by a $1.2 million decrease in interest expense on our Convertible Notes due to an increase in capitalized interest compared to prior period, offset by an increase of $0.6 million related to the interest on our finance lease liability.
Net Loss
Net loss decreased $15.3 million to $1.7 million for the three months ended June 30, 2024, as compared to $17.0 million for the same period in the prior year due to contribution from higher sales, improved gross margin, and reduced logistics costs as a percentage of net sales, partially offset by increased SG&A expenses.

Adjusted EBITDA
Adjusted EBITDA was $35.1 million for the three months ended June 30, 2024, compared to $9.0 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses.
See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales
The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$376,647	82%	$294,999	84%
Pet Specialty and Club	82,455	18%	55,854	16%
Net Sales	$459,102	100%	$350,853	100%
Net sales increased $108.2 million, or 30.9%, to $459.1 million for the six months ended June 30, 2024 as compared to $350.9 million in the same period in the prior year. The $108.2 million increase in net sales was driven by growth in the Grocery, Mass, International and Digital channel of $81.6 million, with the remaining growth in Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 29.4%.
Gross Profit
Gross profit was $182.1 million, or 39.7% as a percentage of net sales, for the six months ended June 30, 2024, compared to $110.0 million, or 31.4% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to lower input costs, reduced quality costs, and improved leverage on plant expenses. For the six months ended June 30, 2024, Adjusted Gross Profit was $209.5 million, or 45.6% as a percentage of net sales, compared to $137.5 million, or 39.2% as a percentage of net sales, in the prior year period.
See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $175.4 million for the six months ended June 30, 2024, compared to $148.3 million in the prior year period. As a percentage of net sales, SG&A decreased to 38.2% for the six months ended June 30, 2024, compared to 42.3% in the prior year period. The decrease of 410 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics costs and media as a percentage of net sales, offset by higher share-based compensation.

Adjusted SG&A for the six months ended June 30, 2024, was $143.8 million, or 31.3% as a percentage of net sales, compared to $125.5 million, or 35.8% as a percentage of net sales, in the prior year period.
See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Income (Loss) from Operations
As a result of the factors discussed above, income from operations increased by $45.0 million to an income from operations of $6.7 million for the six months ended June 30, 2024 as compared to a loss from operations of $38.3 million for the same period in the prior year.
Interest and Other Income, net
The Company recorded interest and other income, net of $6.2 million for the six months ended June 30, 2024 as a result of interest income generated from cash and cash equivalents and short-term investments as compared to $5.1 million for the six months ended June 30, 2023.
Interest Expense
Interest expense decreased $0.7 million to $5.8 million for the six months ended June 30, 2024 as compared to $6.5 million for the same period in the prior year. The decrease was primarily driven by the termination of our Credit Agreement in the prior year period resulting in the write-off of unamortized fees of $2.5 million, which were recorded to interest expense, partially offset by a $0.6 million increase (net of capitalized interest) as a result of interest incurred on our Convertible Notes compared to interest incurred in the prior year period, as well as a $1.2 million increase related to the interest on our finance lease liability.
Gain on Equity Investment
The $9.9 million gain on equity investment for the six months ended June 30, 2024, resulted from the change in fair value of the Company's equity interest in a privately held company, as discussed in Note 1 - Summary of Significant Accounting Policies of our (unaudited) condensed consolidated financial statements.
Net Income (Loss)
Net income increased $58.6 million to net income of $16.9 million for the six months ended June 30, 2024, as compared to a net loss of $41.7 million for the same period in the prior year due to contribution from higher sales, improved gross margin, reduced logistics costs as a percentage of net sales, and gain on equity investment, partially offset by increased SG&A expenses.
Adjusted EBITDA
Adjusted EBITDA was $65.7 million for the six months ended June 30, 2024, compared to $12.0 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expenses.
See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss), the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.

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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales
Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, fees related to the Capped Call Transactions, loss on disposal of equipment, and advisory fees related to activism engagement. EBITDA represents net income (loss) plus interest expense net of interest income, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA plus loss on equity method investment, gain on equity investment, non-cash share-based compensation expense, implementation and other costs associated with the implementation of an ERP system, loss on disposal of property, plant and equipment, fees related to the Capped Call Transactions, and advisory fees related to activism engagement.
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
The non-GAAP financial measures are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed herein. The non-GAAP financial measures should not be considered in isolation or as alternatives to net income (loss), income (loss) from operations or any other measure of financial performance calculated and prescribed in accordance with U.S. GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our non-GAAP financial measures may not be comparable to similarly titled measures in other organizations because other organizations may not calculate non-GAAP financial measures in the same manner as we do.
Our presentation of the non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. We recognize that the non-GAAP financial measures have limitations as analytical financial measures. For example, the non-GAAP financial measures do not reflect:
•our capital expenditures or future requirements for capital expenditures;
•the interest expense, or the cash requirements necessary to service interest expense or principal payments associated with indebtedness;

•depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor any cash requirements for such replacements; and
•changes in our cash requirements for our working capital needs.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net (loss) income	$(1,694)	$(16,952)	$16,908	$(41,738)
Depreciation and amortization	17,212	14,438	32,957	28,930
Interest income, net of interest expense	(110)	(779)	(384)	1,446
Income tax expense	54	70	108	140
EBITDA	15,462	(3,223)	49,589	(11,222)
Loss on equity method investment	—	910	—	1,890
Gain on equity investment	—	—	(9,918)	—
Loss on disposal of property, plant and equipment	136	196	286	464
Non-cash share-based compensation (a)	19,533	8,447	25,755	16,862
Enterprise Resource Planning (b)	—	537	—	1,338
Capped Call Transactions fees (c)	—	—	—	113
Activism engagement (d)	—	2,240	—	2,629
Organization changes (e)	—	(67)	—	(67)
Adjusted EBITDA	$35,131	$9,040	$65,712	$12,007
Adjusted EBITDA as a % of Net Sales	14.9%	4.9%	14.3%	3.4%
(a)Includes true-ups to share-based compensation expense compared to prior periods. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When the probability of achieving such performance conditions changes, the compensation cost previously recorded is adjusted as needed. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.
(b)Represents costs associated with the implementation of an ERP system.
(c)Represents fees associated with the Capped Call Transactions.
(d)Represents advisory fees related to activism engagement.
(e)Represents a true-up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Gross profit	$93,952	$59,244	$182,110	$110,004
Depreciation expense	11,827	10,618	22,502	21,339
Non-cash share-based compensation	2,220	3,161	4,841	6,117
Loss on disposal of manufacturing equipment	32	—	53	—
Adjusted Gross Profit	108,031	73,023	209,506	137,460
Adjusted Gross Profit as a % of Net Sales	45.9%	39.8%	45.6%	39.2%
The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
SG&A expenses	$95,702	$75,996	$175,396	$148,267
Depreciation and amortization expense	5,385	3,820	10,455	7,591
Non-cash share-based compensation (a)	17,313	5,286	20,913	10,745
Loss on disposal of equipment	104	196	233	464
Enterprise Resource Planning (b)	—	537	—	1,338
Capped Call Transactions fees (c)	—	—	—	113
Activism engagement (d)	—	2,241	—	2,630
Organization changes (e)	—	(67)	—	(67)
Adjusted SG&A Expenses	$72,900	$63,983	$143,795	$125,453
Adjusted SG&A Expenses as a % of Net Sales	31.0%	34.9%	31.3%	35.8%
(a)Includes true-ups to share-based compensation expense compared to prior periods. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When the probability of achieving such performance conditions changes, the compensation cost previously recorded is adjusted as needed. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.
(b)Represents costs associated with the implementation of an ERP system.
(c)Represents fees associated with the Capped Call Transactions.
(d)Represents advisory fees related to activism engagement.
(e)Represents a true-up to transition costs related to the organization changes designed to support growth, including several changes in organizational structure designed to enhance capabilities and support long-term growth objectives.

Liquidity and Capital Resources
To meet our capital needs, we issued approximately $402.5 million in convertible notes in March 2023 (the “Convertible Notes”), used $66.2 million of the proceeds to enter into capped call transactions, and used $11.0 million of the proceeds on debt issuance related costs. Further, on March 13, 2023, in connection with the proposed offering of the Convertible Notes, the Company notified City National Bank of Freshpet's intent to terminate the Credit Agreement, and such termination became effective as of March 15, 2023 (the "Termination Date"). The Company had no borrowings outstanding under the Credit Agreement as of the Termination Date.
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the six months ended June 30, 2024, we spent approximately $94.8 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $105.2 million in the remainder of fiscal 2024.
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
Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, amounts previously raised through the issuance of the Convertible Notes and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating and finance lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors, including but not limited to increasing interest rates and inflation, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as issuing additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Cash and cash equivalents	251,699	296,871
Accounts receivable, net of allowance for doubtful accounts	68,156	56,754
Inventories, net	73,252	63,238
Prepaid expenses	8,566	7,615
Other current assets	3,547	2,841
Accounts payable	(34,051)	(36,096)
Accrued expenses	(52,884)	(49,816)
Current operating lease liabilities	(1,034)	(1,312)
Current finance lease liabilities	(2,031)	(1,998)
Total Working Capital	315,220	338,097
Working capital consists of current assets net of current liabilities. Working capital decreased $22.9 million to $315.2 million as of June 30, 2024 compared with working capital of $338.1 million as of December 31, 2023. The decrease was primarily a result of a decrease of $45.2 million in cash and cash equivalents and an increase in accrued expenses of $3.1 million due to timing. The decrease was partially offset by an increase in accounts receivable of $11.4 million, an increase in inventories, net of $10.0 million, an increase in prepaid expenses of $1.0 million, an increase in other current assets of $0.7 million, a decrease in accounts payable of $2.0 as a result of timing, and a decrease of current operating lease liabilities of $0.3 million.
We normally carry three to four weeks of finished goods inventory and less than 30 days of accounts receivable.
As of June 30, 2024, our capital resources consisted primarily of $251.7 million of cash and cash equivalents on hand.
As of December 31, 2023, our capital resources consisted primarily of $296.9 million of cash and cash equivalents on hand.
We expect to fund our ongoing operations and obligations with cash and cash equivalents and cash flow from operations.
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Six Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Cash at the beginning of period	296,871	132,735
Net cash provided by (used in) operating activities	47,819	(231)
Net cash used in investing activities	(94,795)	(215,948)
Net cash provided by financing activities	1,804	327,492
Cash at the end of period	251,699	244,048

Net Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items (i.e., provision for loss (gains) on receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, write-off and amortization of deferred financing costs and loan discount, change in operating lease right of use asset, loss on equity method investment, and gain on equity investment).
Net cash provided by operating activities of $47.8 million for the six months ended June 30, 2024, was primarily attributed to:
•$68.9 million of net income, adjusted for reconciling non-cash items, which excludes $52.0 million of non-cash items related to $33.3 million of depreciation and amortization, $25.8 million of share-based compensation including amortization of warrants, $1.0 million of write-off and amortization of deferred financing costs and loan discount, $0.8 million of change in operating lease right of use asset, $0.7 million of reserve for inventory obsolescence and $0.3 million of loss on disposal of property, plant and equipment, partially offset by $9.9 million of gain on equity investment.

This was partially offset by:
•$21.1 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventories, prepaid expenses and other current assets, other assets, accounts payable, and operating lease liability, partially offset by the change in accrued expenses.
Net cash used in operating activities of $0.2 million for the six months ended June 30, 2023, was primarily attributed to:
•$9.3 million of net income, adjusted for reconciling non-cash items, which excludes $51.0 million of non-cash items related to $28.9 million of depreciation and amortization, $16.9 million of share-based compensation including amortization of warrants, $3.0 million of write-off and amortization of deferred financing costs and loan discount, $1.9 million of loss on investments in equity method investment, $0.8 million of change in operating lease right of use asset and $0.5 million of loss on disposal of property, plant and equipment, offset by $1.0 of amortization of discount on short-term investments.
This was offset by:
•$9.5 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in inventories, accounts payable, other assets, and operating lease liability, partially offset by the change in accounts receivable, and accrued expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities of $94.8 million for the six months ended June 30, 2024, was primarily attributed to:
•$94.8 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
Net cash used in investing activities of $215.9 million for the six months ended June 30, 2023, was primarily attributed to:
•$102.5 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•$113.4 million purchase of short-term investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $1.8 million for the six months ended June 30, 2024, was primarily attributed to:
•$4.2 million cash proceeds from the exercise of stock options.

This was partially offset by:
•$1.4 million for tax withholdings related to net share settlements of restricted stock units
•$1.0 million for principal payments under finance lease obligations.
Net cash provided by financing activities of $327.5 million for the six months ended June 30, 2023, was primarily attributed to:
•$393.5 million net proceeds from Convertible Notes.
•$3.1 million cash proceeds from the exercise of stock options.
This was partially offset by:
•$66.2 million for the purchase of a capped call option.
•$2.0 million for debt issuance costs.
•$0.9 million for tax withholdings related to net share settlements of restricted stock units.
Indebtedness
For a discussion of our material indebtedness, see Notes 5 and 6 to our (unaudited) condensed consolidated financial statements included in this report.
Contractual Obligations
There were no material changes to our commitments under contractual obligations, as disclosed in our Annual Report, except as noted in Note 8 - Leases and Note 13 - Commitments and Contingencies of our (unaudited) condensed consolidated financial statements.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements:
See Note 1 - Summary of Significant Accounting Policies of our (unaudited) condensed consolidated financial statements for additional information.
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and six months ended June 30, 2024 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2024, there were no forward contracts outstanding.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in various claims and legal actions that arise in the ordinary course of our business. While the results of such litigation proceedings cannot be predicted with certainty, management believes none of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 13 - Commitments and Contingencies for additional discussion of pending litigation.
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
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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
*Filed herewith.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2024	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)