Form 10-Q
period 2024-09-30
Freshpet, Inc.
filed 2024-11-04
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2024 the registrant had 48,536,779 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,594	$296,871
Accounts receivable, net of allowance for doubtful accounts	65,015	56,754
Inventories, net	72,791	63,238
Prepaid expenses	5,768	7,615
Other current assets	3,126	2,841
Total Current Assets	421,294	427,319
Property, plant and equipment, net	1,039,980	979,164
Deposits on equipment	1,118	1,895
Operating lease right of use assets	3,671	3,616
Long term investment in equity securities	33,446	23,528
Other assets	32,189	28,899
Total Assets	$1,531,698	$1,464,421
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,481	$36,096
Accrued expenses	50,396	49,816
Current operating lease liabilities	1,290	1,312
Current finance lease liabilities	2,075	1,998
Total Current Liabilities	$89,242	$89,222
Convertible senior notes	394,633	393,074
Long term operating lease liabilities	2,556	2,591
Long term finance lease liabilities	23,820	26,080
Total Liabilities	$510,251	$510,967
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,551 issued and 48,537 outstanding on September 30, 2024, and 48,277 issued and 48,263 outstanding on December 31, 2023	48	48
Additional paid-in capital	1,321,767	1,282,984
Accumulated deficit	(299,928)	(328,731)
Accumulated other comprehensive loss	(184)	(591)
Treasury stock, at cost — 14 shares on September 30, 2024 and on December 31, 2023	(256)	(256)
Total Stockholders' Equity	1,021,447	953,454
Total Liabilities and Stockholders' Equity	$1,531,698	$1,464,421
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NET SALES	$253,367	$200,621	$712,469	$551,474
COST OF GOODS SOLD	151,120	134,328	428,112	375,177
GROSS PROFIT	102,247	66,293	284,357	176,297
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	90,338	73,371	265,734	221,638
INCOME (LOSS) FROM OPERATIONS	11,909	(7,078)	18,623	(45,341)
OTHER INCOME (EXPENSES):
Interest and Other Income, net	2,963	4,130	9,158	9,185
Interest Expense	(2,923)	(4,148)	(8,734)	(10,648)
Gain on Equity Investment	—	—	9,918	—
	40	(18)	10,342	(1,463)
INCOME (LOSS) BEFORE INCOME TAXES	11,949	(7,096)	28,965	(46,804)
INCOME TAX EXPENSE	54	70	162	210
LOSS ON EQUITY METHOD INVESTMENT	—	—	—	1,890
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,895	$(7,166)	$28,803	$(48,904)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$604	$(296)	$407	$(2,329)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	604	(296)	407	(2,329)
TOTAL COMPREHENSIVE INCOME (LOSS)	$12,499	$(7,462)	$29,210	$(51,233)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.25	$(0.15)	$0.59	$(1.02)
-DILUTED	$0.24	$(0.15)	$0.57	$(1.02)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,509	48,194	48,436	48,123
-DILUTED	50,282	48,194	50,203	48,123
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2024	48,493	$48	$1,308,623	$(311,823)	$(788)	14	$(256)	$995,804
Exercise of options to purchase common stock	51	—	1,320	—	—	—	—	1,320
Vesting of restricted stock units	7	—	(82)	—	—	—	—	(82)
Share-based compensation expense	—	—	11,906	—	—	—	—	11,906
Foreign currency translation	—	—	—	—	604	—	—	604
Net income	—	—	—	11,895	—	—	—	11,895
BALANCES, September 30, 2024	48,551	$48	$1,321,767	$(299,928)	$(184)	14	$(256)	$1,021,447

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2023	48,185	$48	$1,275,510	$(336,855)	$(663)	14	$(256)	$937,784
Exercise of options to purchase common stock	40	—	1,111	—	—	—	—	1,111
Vesting of restricted stock units	15	—	(9)	—	—	—	—	(9)
Share-based compensation expense	—	—	7,132	—	—	—	—	7,132
Foreign currency translation	—	—	—	—	(296)	—	—	(296)
Net loss	—	—	—	(7,166)	—	—	—	(7,166)
BALANCES, September 30, 2023	48,240	48	$1,283,744	$(344,021)	$(959)	14	$(256)	$938,556

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	196	—	5,516	—	—	—	—	5,516
Vesting of restricted stock units	78	—	(2,241)	—	—	—	—	(2,241)
Share-based compensation expense	—	—	35,508	—	—	—	—	35,508
Foreign currency translation	—	—	—	—	407	—	—	407
Net income	—	—	—	28,803	—	—	—	28,803
BALANCES, September 30, 2024	48,551	$48	$1,321,767	$(299,928)	$(184)	14	$(256)	$1,021,447

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	131	—	4,172	—	—	—	—	4,172
Vesting of restricted stock units	58	—	(859)	—	—	—	—	(859)
Share-based compensation expense	—	—	21,118	—	—	—	—	21,118
Purchase of capped call options	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	(2,329)	—	—	(2,329)
Net loss	—	—	—	(48,904)	—	—	—	(48,904)
BALANCES, September 30, 2023	48,240	$48	$1,283,744	$(344,021)	$(959)	14	$(256)	$938,556
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,803	$(48,904)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for loss on accounts receivable	15	9
Loss on disposal of property, plant and equipment	1,054	688
Share-based compensation	37,862	24,952
Inventory obsolescence	732	—
Depreciation and amortization	52,249	45,436
Write-off and amortization of deferred financing costs and loan discount	1,559	3,548
Change in operating lease right of use asset	1,045	1,175
Loss on equity method investment	—	1,890
Gain on equity investment	(9,918)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,294)	3,148
Inventories	(8,852)	(773)
Prepaid expenses and other current assets	(803)	(696)
Other assets	(1,540)	(3,495)
Accounts payable	8,839	2,300
Accrued expenses	2,355	11,109
Operating lease liability	(1,187)	(1,419)
Net cash flows provided by operating activities	103,919	38,968
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(113,441)
Proceeds from maturities of short-term investments	—	113,441
Acquisitions of property, plant and equipment, software and deposits on equipment	(128,828)	(161,642)
Net cash flows used in investing activities	(128,828)	(161,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	5,516	4,172
Tax withholdings related to net shares settlements of restricted stock units	(1,440)	(859)
Purchase of capped call options	—	(66,211)
Proceeds from issuance of convertible senior notes	—	393,518
Debt issuance costs	—	(2,026)
Principal payments under finance lease obligations	(1,444)	(548)
Net cash flows provided by financing activities	2,632	328,046
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,277)	205,372
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	296,871	132,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$274,594	$338,107
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,766	$8,691
Operating right-of-use assets obtained in exchange for lease obligations	$1,785	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment purchases in accounts payable and accrued expenses	$7,338	$23,030
Non-cash addition of finance lease to property, plant and equipment	$—	$29,187
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$803	$—
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
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
On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under Accounting Standards Codification (ASC) Topic 321 ("ASC 321"), Investments - Equity Securities. As of September 30, 2024, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.
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
The Company performs a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment’s fair value in accordance with the principles of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. If the fair value is less than the investment’s carrying value, the entity recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value. On March 26, 2024, the investee completed an equity funding, which we concluded represented an orderly transaction for an identical equity security with no differences in rights and obligations. As a result, pursuant to the ASC 321 measurement alternative, we adjusted the carrying amount of our equity investment from $23,528 as of December 31, 2023 to $33,446 as of March 31, 2024, recognizing a gain of $9,918 in earnings for the three months ended March 31, 2024, based on the observable transactional price of the identical equity security issued by the investee.
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
Leases – The Company is a lessee in noncancelable (1) operating leases, and (2) finance leases, which it accounts for in accordance with ASC Topic 842, Leases.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of September 30, 2024.
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
Income Taxes – The Company provides for deferred income taxes for temporary differences between financial and income tax reporting, principally net operating loss carryforwards, depreciation, and share-based compensation. Deferred tax assets and liabilities are measured using enacted tax rates in effects for the years in which those temporary differences are expected to be recovered or settled.
A valuation allowance is appropriate when management believes it is more likely than not, the deferred tax asset will not be realized. At December 31, 2023, the Company determined that full valuation of its net deferred tax assets and liabilities is appropriate.
The net income position as of September 30, 2024 would be fully offset by our federal NOL carry forwards, resulting in no federal income tax expense in the current period. We maintain a full valuation allowance against our deferred tax assets. The Company will consider releasing some or all of the valuation allowance as future evidence supporting such release is recognized. Currently, the evidence supporting the maintenance of a full valuation allowance outweighs the evidence supporting any release.
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of September 30, 2024, the Company had $99,604 of treasury bills within cash equivalents, which included $364 of amortized discount. As of December 31, 2023, the Company had $134,570 of treasury bills within cash equivalents, which included $692 of amortized discount.
Short-Term Investments – The Company, from time to time, holds treasury bills with original maturities when purchased of greater than three months, within short-term investments, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of September 30, 2024 and December 31, 2023, there were no short-term investments.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Implementation Costs of Cloud Computing Arrangement – As of September 30, 2024 and December 31, 2023, the Company's deferred implementation costs of our new ERP system associated with our cloud computing arrangement, which were reflected within prepaid and other assets, were $9,338 and $9,895, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.
Fair Value of Financial Instruments – ASC 820 guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of September 30, 2024, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
Refer to Note 6 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.
As of September 30, 2024, the Company maintained Level 1 and Level 2 assets and liabilities.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Grocery, Mass, International and Digital	$208,889	$167,781	$585,574	$462,772
Pet Specialty and Club	44,478	32,840	126,895	88,702
Net Sales	$253,367	$200,621	$712,469	$551,474
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
In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. As adopted, the Final Climate Rules mandate disclosure of, among other things, material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential material impacts of such risks on us. The rules also require disclosure about material climate-related targets and goals, Scope 1 and Scope 2 GHG emissions, and the financial impacts of severe weather events and other natural conditions. In April 2024, the SEC voluntarily stayed the Final Climate Rules pending resolution of legal challenges. The SEC has further stated that it plans to designate a new effective date and phase-in period for the implementation of the rules at the conclusion of the stay, though this would occur only if the SEC prevails in the ongoing legal proceedings. If the rules are ultimately implemented, their adoption will be phased. We plan to monitor the status of these rules, and, as appropriate, to evaluate the rules to determine their impact on our consolidated financial statements. These rules will be applied prospectively.
Note 2 – Inventories, net:

	September 30, 2024	December 31, 2023
Raw Materials and Work in Process	$11,682	$16,055
Packaging Components Material	7,738	5,607
Finished Goods	53,371	41,576
Inventories, net	$72,791	$63,238

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 3 – Property, Plant and Equipment, net:

	September 30, 2024	December 31, 2023
Refrigeration Equipment	$190,370	$167,956
Machinery and Equipment	279,779	242,256
Building, Land and Improvements	705,200	535,003
Furniture and Office Equipment	17,705	14,987
Leasehold Improvements	12	1,319
Construction in Progress	66,729	187,952
Finance Lease Right of Use Asset	28,478	29,187
	1,288,273	1,178,660
Less: Accumulated Depreciation and Amortization	(248,293)	(199,496)
Property, Plant and Equipment, net	$1,039,980	$979,164
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2024 totaled $18,820 and $51,936, respectively, of which $13,909 and $37,799, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2023 totaled $16,399 and $45,139, respectively, of which $12,495 and $33,834, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Accrued Expenses:

	September 30, 2024	December 31, 2023
Accrued Compensation and Employee Related Costs	$28,030	$19,307
Accrued Chiller Cost	3,894	7,478
Accrued Customer Consideration	1,004	1,228
Accrued Freight	4,032	6,078
Accrued Production Expenses	8,358	6,928
Accrued Corporate and Marketing Expenses	2,990	3,627
Accrued Interest	—	3,019
Other Accrued Expenses	2,088	2,151
Accrued Expenses	$50,396	$49,816
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
As of March 31, 2024 and June 30, 2024, noteholders had the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the respective subsequent quarter. No early conversions occurred as of September 30, 2024. As of September 30, 2024, noteholders again have the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the fourth quarter of 2024. As of the date of this filing, no early conversions have occurred during the fourth quarter of 2024.
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
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of September 30, 2024:

	As of September 30, 2024
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	394,633	857,326
Total	394,633	857,326
(1)The carrying amounts presented are net of unamortized debt issuance costs of $7,867 as of September 30, 2024.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and nine months ended September 30, 2024, recognized related to the Convertible Notes consists of the following:

	Three Months Ended	Nine Months Ended

	September 30, 2024
Contractual interest expense	3,019	9,056
Amortization of issuance costs	525	1,559
Total	3,544	10,615

As of September 30, 2024, the interest expense incurred to date was paid in full, with $0 of accrued interest expense as of the quarter end. Of the $3,019 and $9,056 of interest expense incurred during the three and nine months ended September 30, 2024, respectively, approximately $1,184 and $3,591 of interest expense, respectively, was capitalized to construction in progress, as the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas. For the three and nine months ended September 30, 2023, $333 and $514 of interest expense, respectively, was capitalized to construction in progress. As of September 30, 2024, $3,672 of capitalized interest was reclassified from construction in progress to assets placed in service.

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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of September 30, 2024, the instrument continued to qualify for equity classification.
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
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	2.76	8.75
Weighted-average discount rate	7.3%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Maturities of lease liabilities under noncancelable operating leases and finance lease as of September 30, 2024 were as follows:

	As of September 30, 2024
	Operating Leases	Finance Lease
2024 (a)	$379	$1,055
2025	1,538	4,221
2026	1,575	4,221
2027	778	4,221
2028 and beyond	—	23,217
Total lease payments	$4,270	$36,935
Less: Imputed interest	(424)	(11,040)
Present value of lease liabilities	$3,846	$25,895
(a)Excluding the nine months ended September 30, 2024.
A summary of lease costs for the three and nine months ended September 30, 2024 and 2023 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$343	$438	$1,219	$1,314

Finance Lease:
Amortization of right of use asset	Cost of goods sold	$712	$730	$2,100	$730
Interest on lease liabilities	Interest expense	$564	$624	$1,691	$624
Variable lease cost (b)	Inventory/Cost of goods sold (b)	$3,328	$2,894	$9,997	$2,894
(b)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three and nine months ended September 30, 2024, $3,328 and $9,997, respectively, of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 is as follows:

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

		As of September 30, 2024	As of December 31, 2023
Assets:
Operating leases	Operating lease right of use assets	$3,671	$3,616
Finance lease, net	Property, plant and equipment, net	24,918	27,728
Total lease assets		$28,589	$31,344

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,290	$1,312
Finance lease liabilities	Current finance lease liabilities	2,075	1,998
Long-term:
Operating lease liabilities	Long term operating lease liabilities	2,556	2,591
Finance lease liabilities	Long term finance lease liabilities	23,820	26,080
Total lease liabilities		$29,741	$31,981
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating cash flow information:	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$350	$453	$1,266	$1,349
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$564	$624	$1,691	$624
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$492	$548	$1,444	$548
Note 9 – Warrants (in thousands, except share data):
In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under ASC Topic 718, Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense were amortized within Cost of Goods Sold as services are provided by the supplier. As of June 30, 2024, the warrants were fully amortized. As of December 31, 2023, there were $2,027 of warrants in prepaid expense.
During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.
Total amortization associated with partner warrants for the three and nine months ended September 30, 2024 was $0 and $2,027, respectively. Total amortization associated with partner warrants for the three and nine months ended September 30, 2023 was $958 and $3,834, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 10 – Equity Incentive Plans:
Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2024 totaled $12,108 and $35,835, respectively, of which $1,610 and $4,424, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense. The share-based compensation cost includes an adjustment related to the reassessment of the probability of achieving performance conditions related to certain outstanding share-based awards.
Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2023 totaled $7,132 and $21,118, respectively, of which $1,621 and $4,861, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.
During the nine months ended September 30, 2024, 0 stock options were granted and 196 stock options were exercised.
During the nine months ended September 30, 2024, 117 restricted stock units were granted at a weighted average grant-date fair market value of $106.61. During the nine months ended September 30, 2024, 78 restricted stock units vested.
Note 11 – Net Income (Loss) Per Share Attributable to Common Stockholders:
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in ASC Topic 260 ("ASC 260"). In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transactions is excluded from our computation of diluted net income (loss) per share.
For the three and nine months ended September 30, 2024, diluted net income per share attributable to common stockholders is shown below. For the three and nine months ended September 30, 2023, diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in those periods.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Net Income Attributable to Common Stockholders	$11,895	$28,803

Weighted Average Common Shares Outstanding, Basic	48,509	48,436
Service Period Stock Options	687	693
Restricted Stock Units	268	244
Performance Stock Options	818	830
Convertible Notes	—	—
Weighted Average Common Shares Outstanding, Diluted	50,282	50,203

Basic Net Income per Share	$0.25	$0.59
Diluted Net Income per Share	$0.24	$0.57

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The potentially dilutive securities excluded from the determination of diluted income (loss) per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service Period Stock Options	—	1,150	—	1,211
Restricted Stock Units	—	505	—	391
Performance Stock Options	—	1,050	—	1,050
Convertible Notes	5,776	5,776	5,776	5,776
Total	5,776	8,481	5,776	8,428
Note 12 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Note 13 – Commitments and Contingencies:
Commitments - In August 2023, we entered into a lease arrangement for a to-be constructed office space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur by the first half of 2025. As of September 30, 2024, the future commitments related to this arrangement are not determinable as they are variable in nature.
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
Discovery in this action has closed. The parties are currently waiting for a new trial date and a ruling on Phillips Motion for Partial Summary Judgment ("MSJ") following the reassignment of the case to a new judge on October 2, 2024. A joint status report was submitted to the new Judge on October 25, 2025 and a hearing on the MSJ and the Company's Response in Opposition is scheduled for December 4, 2024.

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
Overview
We started Freshpet with a single-minded mission to bring the power of real, fresh food to our dogs and cats. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since Freshpet's inception in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridges and our culture.
Components of our Results of Operations
Net Sales
Our net sales are derived from the sale of pet food products that are sold to retailers through broker and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 27,838 retail stores as of September 30, 2024. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
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

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)				(Dollars in thousands)
Net sales	$253,367	100%	$200,621	100%	$712,469	100%	$551,474	100%
Cost of goods sold	151,120	60%	134,328	67%	428,112	60%	375,177	68%
Gross profit	102,247	40%	66,293	33%	284,357	40%	176,297	32%
Selling, general, and administrative expenses	90,338	36%	73,371	37%	265,734	37%	221,638	40%
Income (loss) from operations	11,909	5%	(7,078)	(4)%	18,623	3%	(45,341)	(8)%
Interest and other income, net	2,963	1%	4,130	2%	9,158	1%	9,185	2%
Interest expense	(2,923)	(1)%	(4,148)	(2)%	(8,734)	(1)%	(10,648)	(2)%
Gain on equity investment	—	—%	—	—%	9,918	1%	—	—%
Income (loss) before income taxes	11,949	5%	(7,096)	(4)%	28,965	4%	(46,804)	(8)%
Income tax expense	54	—%	70	—%	162	—%	210	—%
Loss on equity method investment	—	—%	—	—%	—	—%	1,890	—%
Net income (loss)	$11,895	5%	$(7,166)	(4)%	$28,803	4%	$(48,904)	(9)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$208,889	82%	$167,781	84%
Pet Specialty and Club	44,478	18%	32,840	16%
Net Sales	$253,367	100%	$200,621	100%
Net sales increased $52.7 million, or 26.3%, to $253.4 million for the three months ended September 30, 2024 as compared to $200.6 million in the same period in the prior year. The $52.7 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $41.1 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 26.1%.
Gross Profit
Gross profit was $102.2 million, or 40.4% as a percentage of net sales, for the three months ended September 30, 2024, compared to $66.3 million, or 33.0% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to lower input costs and reduced quality costs. For the three months ended September 30, 2024, Adjusted Gross Profit was $117.7 million, or 46.5% as a percentage of net sales, compared to $80.6 million, or 40.2% as a percentage of net sales, in the prior year period.
See “—Non-GAAP Financial Measures” for how we define Adjusted Gross Profit, a reconciliation of Adjusted Gross Profit to gross profit, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $90.3 million for the three months ended September 30, 2024, compared to $73.4 million in the prior year period. As a percentage of net sales, SG&A decreased to 35.7% for the three months ended September 30, 2024, compared to 36.6% in the prior year period. The decrease of 90 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics costs as a percentage of net sales and the non-recurring charges in the prior year, offset by increased media as a percentage of net sales, higher share-based compensation and increased variable compensation accrual.
Adjusted SG&A for the three months ended September 30, 2024, was $74.2 million, or 29.3% as a percentage of net sales, compared to $57.4 million, or 28.6% as a percentage of net sales, in the prior year period.
See “—Non-GAAP Financial Measures” for how we define Adjusted SG&A, a reconciliation of Adjusted SG&A to SG&A, the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Income (Loss) from Operations
As a result of the factors discussed above, income from operations increased by $19.0 million to an income from operations of $11.9 million for the three months ended September 30, 2024 as compared to a loss from operations of $7.1 million for the same period in the prior year.
Interest and Other Income, net
The Company recorded interest and other income, net of $3.0 million for the three months ended September 30, 2024 as a result of interest income generated from cash and cash equivalents as compared to $4.1 million for the three months ended September 30, 2023.
Interest Expense
Interest expense decreased $1.2 million to $2.9 million for the three months ended September 30, 2024 as compared to $4.1 million for the same period in the prior year. The decrease was primarily driven by a $1.2 million decrease in interest expense on our Convertible Notes due to an increase in capitalized interest compared to prior period.
Net Income (Loss)
Net income increased $19.1 million to $11.9 million for the three months ended September 30, 2024, as compared to a net loss of $7.2 million for the same period in the prior year due to contribution from higher sales, improved gross margin, and reduced logistics costs as a percentage of net sales, partially offset by increased SG&A expenses.

Adjusted EBITDA
Adjusted EBITDA was $43.5 million for the three months ended September 30, 2024, compared to $23.2 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses.
See "—Non-GAAP Financial Measures" for how we define Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) the closest comparable U.S. GAAP measure, certain limitations of Non-GAAP measures and why management has included such Non-GAAP measures.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales
The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$585,574	82%	$462,772	84%
Pet Specialty and Club	126,895	18%	88,702	16%
Net Sales	$712,469	100%	$551,474	100%
Net sales increased $161.0 million, or 29.2%, to $712.5 million for the nine months ended September 30, 2024 as compared to $551.5 million in the same period in the prior year. The $161.0 million increase in net sales was driven by growth in the Grocery, Mass, International and Digital channel of $122.8 million, with the remaining growth in Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 28.2%.
Gross Profit
Gross profit was $284.4 million, or 39.9% as a percentage of net sales, for the nine months ended September 30, 2024, compared to $176.3 million, or 32.0% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to lower input costs and reduced quality costs. For the nine months ended September 30, 2024, Adjusted Gross Profit was $327.2 million, or 45.9% as a percentage of net sales, compared to $218.1 million, or 39.5% as a percentage of net sales, in the prior year period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $265.7 million for the nine months ended September 30, 2024, compared to $221.6 million in the prior year period. As a percentage of net sales, SG&A decreased to 37.3% for the nine months ended September 30, 2024, compared to 40.2% in the prior year period. The decrease of 290 basis points in SG&A as a percentage of net sales was mainly a result of reduced logistics costs and media as a percentage of net sales and the non-recurring charges in the prior year, offset by higher share-based compensation and increased variable compensation accrual.
Adjusted SG&A for the nine months ended September 30, 2024, was $218.0 million, or 30.6% as a percentage of net sales, compared to $182.9 million, or 33.2% as a percentage of net sales, in the prior year period.

Income (Loss) from Operations
As a result of the factors discussed above, income from operations increased by $64.0 million to an income from operations of $18.6 million for the nine months ended September 30, 2024 as compared to a loss from operations of $45.3 million for the same period in the prior year.
Interest and Other Income, net
The Company recorded interest and other income, net of $9.2 million for the nine months ended September 30, 2024 and 2023, as a result of interest income generated from cash and cash equivalents and short-term investments.
Interest Expense
Interest expense decreased $1.9 million to $8.7 million for the nine months ended September 30, 2024 as compared to $10.6 million for the same period in the prior year. The decrease was primarily driven by the termination of our Credit Agreement in the prior year period resulting in the write-off of unamortized fees of $2.5 million, which were recorded to interest expense, and a $0.2 million decrease (net of capitalized interest) as a result of interest incurred on our Convertible Notes compared to interest incurred in the prior year period, partially offset by a $1.1 million increase related to the interest on our finance lease liability.
Gain on Equity Investment
The $9.9 million gain on equity investment for the nine months ended September 30, 2024, resulted from the change in fair value of the Company's equity interest in a privately held company, as discussed in Note 1 - Summary of Significant Accounting Policies of our (unaudited) condensed consolidated financial statements.
Net Income (Loss)
Net income increased $77.7 million to net income of $28.8 million for the nine months ended September 30, 2024, as compared to a net loss of $48.9 million for the same period in the prior year due to contribution from higher sales, improved gross margin, reduced logistics costs as a percentage of net sales, and gain on equity investment, partially offset by increased SG&A expenses.
Adjusted EBITDA
Adjusted EBITDA was $109.2 million for the nine months ended September 30, 2024, compared to $35.2 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expenses.
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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales
Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, fees related to the Capped Call Transactions, loss on disposal of equipment, and advisory fees related to shareholder activism defense engagement. EBITDA represents net income (loss) plus interest expense net of interest income, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA plus loss on equity method investment, gain on equity investment, non-cash share-based compensation expense, implementation and other costs associated with the implementation of an ERP system, loss on disposal of property, plant and equipment, fees related to the Capped Call Transactions, and advisory fees related to activism engagement.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net income (loss)	$11,895	$(7,166)	$28,803	$(48,904)
Depreciation and amortization	18,709	16,219	51,665	45,149
Interest income, net of interest expense	(40)	18	(424)	1,463
Income tax expense	54	70	162	210
EBITDA	30,618	9,141	80,206	(2,082)
Loss on equity method investment	—	—	—	1,890
Gain on equity investment	—	—	(9,918)	—
Loss on disposal of property, plant and equipment	768	226	1,054	688
Non-cash share-based compensation (a)	12,108	8,090	37,862	24,952
Enterprise Resource Planning (b)	—	212	—	1,550
Capped Call Transactions fees (c)	—	—	—	113
Shareholder activism defense engagement (d)	—	5,548	—	8,177
Organization changes (e)	—	—	—	(67)
Adjusted EBITDA	$43,494	$23,217	$109,204	$35,221
Adjusted EBITDA as a % of Net Sales	17.2%	11.6%	15.3%	6.4%
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
(d)Represents advisory fees related to shareholder activism defense engagement.
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
The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Gross profit	$102,247	$66,293	$284,357	$176,297
Depreciation expense	13,197	11,767	35,698	33,106
Non-cash share-based compensation	1,610	2,579	6,451	8,696
Loss on disposal of manufacturing equipment	639	—	692	—
Adjusted Gross Profit	117,693	80,639	327,198	218,099
Adjusted Gross Profit as a % of Net Sales	46.5%	40.2%	45.9%	39.5%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
SG&A expenses	$90,338	$73,371	$265,734	$221,638
Depreciation and amortization expense	5,512	4,452	15,967	12,043
Non-cash share-based compensation (a)	10,498	5,511	31,411	16,256
Loss on disposal of equipment	129	226	362	688
Enterprise Resource Planning (b)	—	212	—	1,550
Capped Call Transactions fees (c)	—	—	—	113
Shareholder activism defense engagement (d)	—	5,548	—	8,177
Organization changes (e)	—	—	—	(67)
Adjusted SG&A Expenses	$74,199	$57,422	$217,994	$182,878
Adjusted SG&A Expenses as a % of Net Sales	29.3%	28.6%	30.6%	33.2%
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
(d)Represents advisory fees related to shareholder activism defense engagement.
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
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the nine months ended September 30, 2024, we spent approximately $128.8 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $51.2 million in the remainder of fiscal 2024.
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
The following table sets forth, for the periods indicated, our working capital:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Cash and cash equivalents	274,594	296,871
Accounts receivable, net of allowance for doubtful accounts	65,015	56,754
Inventories, net	72,791	63,238
Prepaid expenses	5,768	7,615
Other current assets	3,126	2,841
Accounts payable	(35,481)	(36,096)
Accrued expenses	(50,396)	(49,816)
Current operating lease liabilities	(1,290)	(1,312)
Current finance lease liabilities	(2,075)	(1,998)
Total Working Capital	332,052	338,097
Working capital consists of current assets net of current liabilities. Working capital decreased $6.0 million to $332.1 million as of September 30, 2024 compared with working capital of $338.1 million as of December 31, 2023. The decrease was primarily a result of a decrease of $22.3 million in cash and cash equivalents, a decrease of $1.8 million in prepaid expenses, and an increase in accrued expenses of $0.6 million due to timing. The decrease was partially offset by an increase of $8.3 million in accounts receivable, an increase of $9.6 million in inventories, net, and a decrease of $0.6 in accounts payable as a result of timing.
We normally carry three to four weeks of finished goods inventory and less than 30 days of accounts receivable.
As of September 30, 2024, our capital resources consisted primarily of $274.6 million of cash and cash equivalents on hand.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended September 30,
	2024	2023

	(Dollars in thousands)
Cash at the beginning of period	296,871	132,735
Net cash provided by operating activities	103,919	38,968
Net cash used in investing activities	(128,828)	(161,642)
Net cash provided by financing activities	2,632	328,046
Cash at the end of period	274,594	338,107
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items (i.e., provision for loss on accounts receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, write-off and amortization of deferred financing costs and loan discount, change in operating lease right of use asset, loss on equity method investment, and gain on equity investment).
Net cash provided by operating activities of $103.9 million for the nine months ended September 30, 2024, was primarily attributed to:
•$113.4 million of net income, adjusted for reconciling non-cash items, which excludes $84.6 million of non-cash items related to $52.2 million of depreciation and amortization, $37.9 million of share-based compensation including amortization of warrants, $1.6 million of write-off and amortization of deferred financing costs and loan discount, $1.1 million of loss on disposal of property, plant and equipment, $0.7 million of a reserve for inventory obsolescence, $1.0 million of change in operating lease right of use asset, partially offset by $9.9 million of gain on equity investment.

This was partially offset by:
•$9.5 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in inventories, accounts receivable, other assets, operating lease liability, and prepaid expenses and other current assets, , partially offset by the change in accounts payable and accrued expenses.
Net cash provided by operating activities of $39.0 million for the nine months ended September 30, 2023, was primarily attributed to:
•$28.8 million of net income, adjusted for reconciling non-cash items, which excludes $77.7 million of non-cash items related to $45.4 million of depreciation and amortization, $25.0 million of share-based compensation including amortization of warrants, $3.5 million of write-off and amortization of deferred financing costs and loan discount, $1.9 million of loss on investments in equity method investment, $1.2 million of change in operating lease right of use asset and $0.7 million of loss on disposal of property, plant and equipment.

•$10.2 million increase due to changes in operating assets and liabilities. The increase was primarily due to the change in accrued expenses, accounts receivable, and accounts payable, primarily offset by the change in other assets, operating lease liability, inventories, and prepaid expenses and other current assets,
Net Cash Used in Investing Activities
Net cash used in investing activities of $128.8 million for the nine months ended September 30, 2024, was primarily attributed to:
•$128.8 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
Net cash used in investing activities of $161.6 million for the nine months ended September 30, 2023, was primarily attributed to:
•$161.6 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•$113.4 million purchase of short-term investments.
This was partially offset by:
•$113.4 million proceeds from maturities of short-term investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $2.6 million for the nine months ended September 30, 2024, was primarily attributed to:
•$5.5 million cash proceeds from the exercise of stock options.
This was partially offset by:
•$1.4 million for tax withholdings related to net share settlements of restricted stock units
•$1.4 million for principal payments under finance lease obligations.
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
•$0.5 million for principal payments under finance lease obligations.
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling and Euro. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three and nine months ended September 30, 2024 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company’s exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2024, there were no forward contracts outstanding.
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
During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6.                      Exhibits

Exhibit No.	Description
10.1	Freshpet, Inc. Key Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2024)
10.2	Form Participation Letter for Key Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2024)
10.3	Cyr Participation Letter for Key Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2024	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)