Form 10-K
period 2024-12-31
Freshpet, Inc.
filed 2025-02-20
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-36729
________________________________________________________________
FRESHPET, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	20-1884894
(State of Incorporation)	(I.R.S. Employer Identification No.)
1545 US-206, 1st Floor Bedminster, New Jersey	07921
(Address of Principal Executive Offices)	(Zip Code)
(201) 520-4000
(Registrant’s telephone number, including area code)
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	FRPT	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6.2 billion.
As of February 18, 2025, 48,718,620 shares of common stock of the registrant were outstanding.
________________________________________________________________
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
•changes in global and domestic economic and business conditions, and financial market conditions, such as continued inflation, interest rate increases, tariffs, trade wars, recession, government or regulator shutdowns or defunding, regulatory delays or uncertainty, supply chain disruptions or agricultural labor shortages;
•the impact of various worldwide or macroeconomic events, such as the ongoing conflict between Russia and Ukraine, and the continued effects of conflict in the middle east, on U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and continuing to build our capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens (collectively, our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis);
•our ability to successfully implement new processes and systems as we continue to stabilize and improve our Enterprise Resource Planning ("ERP");
•our ability to timely complete the construction at our Freshpet Kitchens Ennis and achieve the anticipated benefits therefrom;
•the loss of key members of our senior management team;
•allegations that our products cause injury or illness or fail to comply with government regulations;
•the loss of a significant customer or supplier;
•the entrance of new competitors into our industry;
•the effectiveness of our marketing and trade spending programs;
•our ability to introduce new products and improve existing products;
•our ability to match our manufacturing capacity with demand;
•the impact of government regulation, scrutiny, warning and public perception;
•the effect of false marketing claims;
•adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations or those of our suppliers;
•sustained disruptions within the agricultural industry, including diseases affecting livestock (such as highly pathogenic avian influenza (“HPAI”)), or agricultural labor shortages, including as a result of U.S. immigration policy;
•our ability to develop and maintain our brand;
•the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by sustained inflation;
•our ability to manage our supply chain effectively;
•global or local pandemics and epidemics;
•the failure of our information technology systems to perform adequately, including as a result of any interruptions, intrusions, cyber attacks or physical or electronic security breaches of such systems;
•actions of activist stockholders;
•volatility in the price of our common stock; and
•other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I
ITEM 1. BUSINESS
Overview
Freshpet, Inc. (“Freshpet,” the “Company,” "we" or "our") is disrupting the over $54.0 billion United States pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery, mass, international, digital, pet specialty, and club. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2024, our household penetration within the United States was approximately 13.5 million, with a target of 20 million households by 2027. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated by our recent initiatives in the U.K. market.
Our Industry
We primarily compete in the United States dog and cat food market. We believe pet food spending in North America will continue to increase at a similar rate as it has in the past. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns.
We believe the following trends are driving growth in our industry:
Pet ownership. There are currently approximately 95.0 million pet food buying households in the United States, which represent approximately 75% of total households having a dog and/or cat, according to Numerator.
Pet humanization. According to Numerator, 89% of United States dog parents view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions.
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
Even though long-term consumer trends of pet humanization and health and wellness are well documented, conventional pet food sold as dry kibble or wet food in cans has not changed substantially for decades. We believe that the pet food industry has not kept pace with how consumers think about food for their families, including their pets. As a result, consumers are searching for higher quality, less processed food for their dogs’ and cats’ meals that measure up to today’s sensibilities of what actually constitutes “good food.” Freshpet addresses this growing need with affordable offerings accessible to the average consumer.
Our Mission and Values
Our mission is to elevate the way we feed our pets with fresh food that nourishes all. And, we are committed to doing so in ways that are good for Pets, People, and Planet.

Pets
Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. Freshpet's carefully selected ingredients and gentle cooking process ensures best-in-class bioavailable nutrition. Hundreds of customer testimonials each year underscore Freshpet's support of a long and healthy life. Further, since founding Freshpet, we have donated over twenty-one million fresh meals to pets via shelters, charitable organizations, and humane societies, including St Hubert's Animal Welfare Center, Pennsylvania SPCA, StrayDog Inc. and 4 Paws for Ability.
People
Our people include our team members, pet parents, and our partners. We treat our team members with respect and are committed to helping them develop professionally and personally. These efforts have contributed to an employee net promoter score of 8.2. Additionally, we strive to be good partners with customers, distributors, and suppliers by conducting business with honesty and transparency knowing that we cannot grow without their support.
Planet
We are committed to minimizing our environmental impact while providing the healthiest, tastiest pet food possible. Freshpet Kitchens Bethlehem is a landfill-free facility thanks to state-of-the-art recycling, digesting, and waste-to-energy processes. We support renewable energy by matching the electricity used in Freshpet Kitchens and offices as well as our refrigerators in over 28,000 retail locations with Green-E Certified renewable energy certificates from North American based projects. Freshpet's chiller fleet efficiency continues to improve with our latest units using up to 90% less electricity than older units. In 2022, we opened our state-of-the-art Kitchens in Ennis, TX. This facility has been designed to incorporate sustainable technologies such as wastewater recycling, and advanced heating / cooling technology. On-site solar power and a battery micro-grid is planned for future development. These efforts are intended to help achieve our environmental goals while reducing the costs of doing business. 2023 saw the introduction of our new Texas distribution center and freight bracket pricing program. These efforts helped minimize the fuel used to ship Freshpet products to our customers resulting in significantly reduced logistics costs and environmental footprints.
Our commitment to our values helps us engage with consumers, motivate our team members, and attract strong partners, which allows us to fulfill our mission of delivering the best nutritional product choices to improve the well-being of our pets, enrich pet parents’ lives, and contribute to communities.
Our Products
Freshpet's business operates in a single segment: the manufacturing, marketing and distribution of fresh dog food, cat food, and dog treats. All Freshpet products are made according to our nutritional philosophy of fresh, nutritional ingredients and minimal processing. Our proprietary recipes include real, fresh meat and poultry products and varying combinations of vitamin-rich vegetables, leafy greens and antioxidant rich fruits, without the use of preservatives or additives. Our unique product attributes appeal to diverse consumer needs across multiple classes of retail where Freshpet is sold. Consequently, our brand resonates across a broad cross-section of pet parent demographics.

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
Our Supply Chain
Manufacturing: All of our products are manufactured in the United States, except select products produced in the European Union ("EU") for our European customers. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing network in North America. Our original Freshpet Kitchens Bethlehem, located in Bethlehem, Pennsylvania, is a 240,000 square foot facility, built to United States Department of Agriculture standards and currently houses six production lines customized to produce fresh, refrigerated food.
In 2020, we began making investments at a manufacturing facility called Freshpet Kitchens South. Freshpet Kitchens South currently has three production lines in operation with a fourth planned for early 2025 and space for additional production lines in the future.
The construction of Freshpet Kitchens Ennis, located in Ennis, Texas, began in 2020. The first production line was commissioned in Q4 of 2022, with two more lines successfully commissioned in 2023, completing 1 of 3 construction phases for the site. Phase 2 commissioning was initiated in 2024 with the most successful start-ups to date on two additional lines, with the balance of Phase 2 and Phase 3 planned for completion over the next several years.
Due to the continued growth of our fresh pet food sales, we plan to continue expanding our manufacturing capacity via operational efficiency improvements at our current facilities and via future expansion of our physical features.
In 2024, approximately 99.1% of our product volume was manufactured with Freshpet owned equipment.
Ingredients and Packaging: Our products are made with natural and fresh ingredients including meat and poultry products, vegetables, fruits, whole grains, vitamins and minerals. We believe in building long-term supplier and farmer partnerships to source healthy and sustainable ingredients. We strive to source raw ingredients within a 300-mile radius of the Freshpet Kitchens. All of our suppliers are well-established companies that we believe have the scale to support our growth. For raw materials, we strategically source from multiple suppliers and identify alternative sources of supply that meet our quality and safety standards.
Distribution: Outbound transportation from our distribution center ("DC") facilities is managed through an integrated transportation management system, with carriage provided by a network mostly comprised of refrigerated asset-based carriers, with limited use of refrigerated freight brokers. The service areas for our Pennsylvania and Texas DC locations are in a continual progression towards growing distribution out of Texas to serve the central and western US in tandem with the scale up of the Ennis Kitchen; and the Pennsylvania DC principally services the eastern US and our international businesses. As volume grows, we will continue to leverage our distribution network to continuously improve customer service levels and decrease certain distribution costs. For certain retailers, we use national and regional distributors.

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
Our Customers and Distributors
We sell our products throughout the United States, Canada, and Europe, and generate the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency, and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. As of December 31, 2024, we are in approximately 28,141 stores, with approximately 22% of stores having second and third Freshpet Fridge placements. We sell our products through the following classes of retail: grocery, mass, international, digital, pet specialty, and club.
Our customers determine whether they wish to purchase our products directly from us or through a third-party distributor. In 2024, our largest distributor by net sales, Animal Supply Co., accounted for 7.9% of our net sales and our largest customer, Walmart, accounted for 24.5% of our net sales. We are currently considering the manner in which we provide products to the pet specialty channel, which is primarily serviced by Animal Supply Co. through a distributor arrangement. We are considering alternative approaches to distribution of products within the pet specialty channel to help increase our market share, including but not limited to establishing a replacement distribution partner in that channel.
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
Our network of fridges at approximately 28,141 retail locations within blue-chip retailers helps to introduce consumers to our brand and instantly distinguish Freshpet from traditionally merchandised pet food. We have effectively used national TV advertising to drive incremental consumers to try Freshpet products. We expect to realize greater benefits from national TV advertising as we continue to grow the network of Freshpet store locations nationwide. We have also expanded our online presence to better target consumers seeking information on healthy pet food. We reach consumers across multiple digital and social media platforms including websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, X, TikTok and YouTube.
Our marketing strategy has allowed us to drive new consumers to our brand and develop a highly engaged community of users who actively advocate for Freshpet.

Competition
Pet food is a highly competitive industry. We compete with some of the largest pet food manufacturers such as Nestlé Purina Pet Care, the J.M. Smucker Company U.S. Retail Pet Foods, Colegate-Palmolive Pet Nutrition, Mars Petcare, General Mills North America Pet, and Post Consumer Brands. In addition, we compete with many regional niche brands in individual geographic markets, as well as the launch of new direct-to-consumer frozen brands.
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
Team Members & Human Capital Resources
At Freshpet we always want to build a fair, healthy and safe workplace, while creating work environment policies that help us attract, develop and retain our valued employees. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our company, as well as for our stockholders. We are proud of our focus on promoting employee engagement across our operations - from our supply chain to our products - and are committed to building our business on a foundation of strong ethics.
Attracting and retaining talent at all levels is vital to continuing our success. We promote the work-life balance of our employees, we invest in our employees through high-quality benefits and various health and wellness initiatives, and we have created a healthy work environment in our offices. In order to incentivize and engage our workforce, Freshpet provides:

●	Industry-leading compensation, including stock compensation for every employee	●	Industry-leading healthcare offered equitably for every employee
●	Annual equity grants and Key Talent awards to employees identified by the Executive Leadership team and the Board	●	Competitive perquisites, including pet insurance, tuition reimbursement, paid parental leave, free healthy snack room and catered lunches
●	401(k) matching for every employee	●	Rigorous focus on creating an inclusive culture to attract, engage and retain our diverse talent
As of December 31, 2024, we had 1,296 employees located primarily in Bethlehem, PA, Ennis, TX, Bedminster, NJ and Europe. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us.
Our Corporate Information
We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 1545 US-206, 1st Floor, Bedminster, New Jersey 07921.

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
Our future success depends, in large part, on our ability to implement our growth strategy by retaining existing customers, attracting new consumers to our brand, expanding distribution through the timely expansion of certain of our Freshpet Kitchens, the installation of new Freshpet Fridges, and launching new products. Our ability to increase awareness, consumer trial and adoption of our products, and to implement this growth strategy depends, among other things, on our ability to:
•implement our marketing strategy;
•expand and maintain brand loyalty;
•partner with customers to secure space for our Freshpet Fridges;
•develop new product lines and extensions;
•partner with distributors to deliver our products to customers;
•continue to compete effectively in multiple classes of retail, including grocery, mass, international, digital, pet specialty, and club; and
•build capacity to meet consumer demand, including the timely expansion of certain of our Freshpet Kitchens.
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
Developing our business has in the past required and will in the future continue to require significant capital. To meet our capital needs, we expect to continue to rely on our cash flow from operations, as well as amounts previously raised through the issuance of the Convertible Notes (as defined below), and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with our contractual restrictions.
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
Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The sudden loss of any of these executives' services or our failure to appropriately plan for any expected key executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we depend on our ability to attract and retain qualified personnel to efficiently operate and expand our business, and in recent years have rapidly expanded our workforce to support our increased manufacturing capacity. Certain specialized and technical knowledge is required to maintain satisfactory operating conditions and food quality standards at our manufacturing facilities, and if employees assigned to such facilities are not adequately trained, able to assimilate into those roles, or adhere to such standards, or if we fail to attract or retain talented new employees, our business and results of operations could be negatively affected.
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
Our business is focused on the development, manufacture, marketing and distribution of pet food products. If consumer demand for our products decreased, our business would suffer. Sales of pet food products are subject to evolving consumer preferences, changing demographics and economic pressures. A significant shift in consumer demand away from our products, including as a result of perceived or actual product costs or widespread recession, or a decline in pet ownership could reduce our sales or the prestige of our brand, which would harm our business, financial condition and results of operations.

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
The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract customers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, including with respect to product costs or perceived value, or the products becoming unavailable to consumers. The widespread use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we fail to maintain favorable perception of our brands, our business, financial condition and results of operations could be negatively impacted.

The loss of a significant customer or distributor, certain actions by a significant customer or distributor, or financial difficulties of a significant customer or distributor could adversely affect our results of operations.
Our customers purchase products either directly from us, or through a network of distributors who have purchased product inventory from us. A relatively limited number of customers and distributors account for a large percentage of our net sales. During 2024, ten customers, who purchase either directly from us or through distributors, collectively accounted for approximately 68.1% of our net sales. This percentage may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers and distributors; however, these customers or distributors may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges, or the failure of our customers to increase the volume of Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers and/or distributors may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. In addition, there are a relatively small number of distributors with whom we engage to distribute our products. We have in the past, and could again in the future, have disruptions in our distributor network which could adversely impact our net sales and results of operations or subject us to litigation. See "Note 10 - Commitments and Contingencies - Legal Obligations." To the extent customers or distributors seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted. If our sales of products to one or more of our significant customers or distributors are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to maintain or increase prices for our products, our results of operations may be adversely affected.
We rely in part on price increases to neutralize cost increases and improve the profitability of our business. Our ability to effectively implement price increases or otherwise raise prices for our products can be affected by a number of factors, including competition, our competitors’ pricing and marketing, aggregate industry supply, category limitations, market demand and economic conditions, including inflationary and interest rate pressures or recession. During challenging economic times, our ability to increase the prices of our products may be particularly constrained. Additionally, customers may pressure us to rescind price increases that we have announced or already implemented (either through a change in list price or increased promotional activity). If we or our suppliers were to experience significant or long-term increases in the prices or availability of our raw materials, which include meat, poultry products, whole grains and other agricultural products, whether as a result of livestock disease such as HPAI, labor shortages in the agricultural industry or macroeconomic factors such as tariffs or trade wars, our ability to effectively mitigate such cost increases could be further diminished, See "The inputs, commodities and ingredients that we require are subject to macroeconomic factors, government regulation, and other factors outside of our or our suppliers' control, including but not limited to, price increases, inflationary and interest rate pressures, tariffs, trade wars, product or agricultural industry labor shortages, livestock disease or pestilence, any of which could adversely affect our results of operation." If we are unable to maintain or increase prices for our products (or if we must increase promotional activity), our results of operations could be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase (which may result from a customer response or otherwise), our business, financial condition and results of operations could be adversely affected.

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
Due to limited manufacturing capacity and our continued growth, the Company recently expanded its manufacturing capacity and may in the future continue expanding its manufacturing capacity via organic growth, operational efficiency increases or other means. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." If our growth exceeds our expectations, we may not be able to increase our own manufacturing capacity to, or obtain contract manufacturing capacity at, a level that meets demand for our products, which could prevent us from meeting increased customer demand and harm our business or reputation. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets, and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business, financial condition and results of operations.
The inputs, commodities and ingredients that we require are subject to macroeconomic factors, government regulation, and other factors outside of our or our suppliers' control, including but not limited to, price increases, inflationary and interest rate pressures, tariffs, trade wars, product or agricultural industry labor shortages, livestock disease or pestilence, any of which could adversely affect our results of operations.
Our business is dependent on our ability to timely source ingredients that comply with our product quality standards. The primary inputs, commodities and ingredients that we use include meat, poultry products, vegetables, fruits, carrageenans, whole grains, vitamins, minerals, packaging and energy (including wind power). Prices for these and other items we use may be volatile, and we may experience shortages in these items due to factors beyond our control, such as commodity market, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), shortages of agricultural workers (including due to U.S. immigration policies); weather conditions, natural disasters, animal disease outbreaks (such as HPAI), pestilence, operational disruption, financial distress or insolvency of key suppliers or other third parties on whom we or they rely, the effects of climate change, currency fluctuations, tariffs or trade wars, inflationary and/or interest rate pressures, governmental regulations (including import restrictions), sustained government or regulatory shutdowns, regulatory uncertainty or delays, agricultural programs or issues, energy programs, geopolitical concerns, including the ongoing conflict between Ukraine and Russia, labor strikes and the financial health of our suppliers.
In February 2025, the new U.S. presidential administration announced the imposition of tariffs on imports from Canada, Mexico and China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of certain of these tariffs was temporarily stayed, the situation is dynamic, rapidly evolving and uncertain. If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, which could lead to significant increases in the costs of materials, and as a result could negatively impact our results of operations, cash flow and financial condition. New or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could negatively impact our sales growth, and our business and results of operations.
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
Adverse weather conditions, natural disasters, livestock disease, pestilences, global or local pandemics and other natural conditions can disrupt our operations, which can adversely affect our business, financial condition and results of operations.
The ingredients that we use in the production of our products (including, among others, meat and poultry products, vegetables, fruits, carrageenans, whole grains, vitamins and minerals) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, fires, earthquakes, tornadoes, livestock disease such as avian influenza and pestilences. Adverse weather conditions may be impacted by climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supply of ingredients, lower recoveries of usable ingredients, increase the prices of our ingredients, increase our transportation costs or increase our cost of storing ingredients if harvests are accelerated and processing capacity is unavailable. Additionally, the growth of crops, as well as the manufacture and processing of our products, requires significant amounts of water. Drought or other causes of a reduction of water in aquifers may affect availability of water, which in turn may adversely affect our results of operations. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supply of ingredients is reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for ingredients or other inputs could also adversely affect our business, financial condition and results of operations as described in “—The inputs, commodities and ingredients that we require are subject to macroeconomic factors, government regulation, and other factors outside of our or our suppliers' control, including but not limited to, price increases, inflationary and interest rate pressures, tariffs, trade wars, product or agricultural industry labor shortages, livestock disease or pestilence, any of which could adversely affect our results of operations.”
Additionally, adverse weather conditions, natural disasters or other natural conditions, including global or local pandemics affecting our operating activities or major facilities could cause an interruption or delay in our production or delivery schedules and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. If our operations are damaged by a fire, flood or other disaster, for example, we may be subject to supply or delivery interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business, financial condition and results of operations.
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
If mad cow disease or other animal diseases, such as foot-and-mouth disease or HPAI impacts the availability of the protein-based ingredients we use in our products, we may be required to locate alternative sources for protein-based ingredients. Those sources may not be available to sustain our sales volumes, may be more costly and may affect the quality and nutritional value of our products. If outbreaks of mad cow disease, foot-and-mouth disease, avian flu or any other animal disease or the regulation or publicity resulting therefrom impacts the cost or availability of the protein-based ingredients we use in our products, or the cost of the alternative protein-based ingredients necessary for our products as compared to our current costs, we may be required to increase the selling price of our products to avoid margin deterioration. However, we may not be able to charge higher prices for our products without negatively impacting future sales volumes. Additionally, certain publicity arising from animal disease outbreaks may create fear in consumers, which could lead to reduced sales in the fresh pet food category. Any resultant negative impact on sales or growth could negatively impact our business, financial condition and results of operations.
We rely on co-packers to provide our supply of certain products and distributors to sell some of our products in certain channels. Any failure by co-packers or distributors to fulfill their obligations or any termination or renegotiation of their agreements could adversely affect our results of operations.

We have supply agreements with co-packers that require them to provide us with specific finished products and distribution agreements with distributors to sell certain of our products in select channels. We rely on co-packers as our sole source for certain products and on distributors for exclusive delivery of certain products. We also anticipate that we will rely on sole suppliers and exclusive distributors for future products. The failure for any reason of any such party to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such agreement could result in disruptions to our supply of finished goods or our ability to deliver finished goods to our customers, and have an adverse effect on our reputation, business and results of operations. Additionally, from time to time, a co-packer or distributor may experience labor shortages, financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or our ability to deliver finished goods to our customers, or require that we incur additional expense by providing financial accommodations to the co-packer or distributor or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new arrangement with another provider. During economic downturns, our co-packers and distributors may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-packing or distribution arrangement may not be available on terms as favorable to us as the existing arrangement, if at all.

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
Disruptions in the U.S. and international economy may adversely affect our business, results of operations, and financial condition.
Adverse and uncertain economic conditions may impact distributor, customer, and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, customers, consumers, and creditors may suffer. Consumers have access to lower-priced offerings and, during economic downturns, may shift purchases to these lower-priced or other perceived value offerings. Customers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, customers significantly reduced their inventories. Global or local pandemics could also have adverse impacts on our business operations. In addition, any tariffs imposed by the new U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war. If effected, these or any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, distributors or customers, which could lead to significant increases in the costs of materials and services, resulting in product cost increases and reduced consumer demand.
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
Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the FDA, and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act of 2011 provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition, many states have adopted the Association of American Feed Control Officials’ model pet food regulations or variations thereof, which generally regulate the information manufacturers provide about pet food. Complying with government regulation can be costly or may otherwise adversely affect our business. Regulatory delays or uncertainty, including as a result of any government or regulator shutdown or defunding could impede our ability to manufacture and timely deliver our products. In addition, failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national fiscal policy, national security or health and safety, which can impose or excise tariffs upon, slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification or reinterpretation of existing laws or regulations or the introduction of new laws or regulations, including but not limited to executive orders, could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.
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
In recent years, we have expanded our global footprint by entering into new markets and may expand into additional markets in the future. For example, we currently do business with four retailers in the United Kingdom, where our products are selling in approximately 608 stores. As we continue to expand our business into new countries, we may encounter tariffs, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.
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

Additionally, compliance with evolving environmental legislation and regulations at the international, national, state and local levels, particularly if they are more aggressive than our current sustainability measures used to monitor our emissions and improve our energy efficiency, may increase our costs and adversely affect our results of operations. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business, financial condition and results of operations could be negatively impacted.
Risks Related to Information Technology and Cyber Security
Our business operations could be disrupted if our information technology systems fail to perform adequately.
The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, impacts to working capital, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including but not limited to fire, natural disasters, power outages, systems failures, security breaches, physical theft or vandalism, unintentional disruptions, cyber-attacks and viruses. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2024, we had federal net operating loss (“NOLs”) carryforwards of approximately $391.5 million and state NOLs of approximately $278.4 million that we may use to offset taxable income for U.S. federal and state income tax purposes, respectively. In general, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its “pre-ownership change” NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create additional limitations on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause an increase in the amount of our aggregate payments of U.S. federal and state income taxes in future years. In addition, (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2020 cannot be carried back to prior taxable years. Furthermore, we may not be able to generate sufficient taxable income to utilize our pre-2018 NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, NOLs incurred in one state will not be available to offset income earned in a different state. Furthermore, there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.
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
As of December 31, 2024, we had 48,701,787 shares of common stock outstanding, and our Certificate of Incorporation authorizes us to issue up to 200 million shares of common stock.
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
We have in the past been, and may in the future be, subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities continue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have been and may continue to be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities, which may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both, and may result in future Section 382 limitations that could reduce the rate at which we utilize our NOL carryforwards. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The information technology systems we rely upon to effectively manage our business data, communications, supply chain, fulfillment, and other business processes are subject to risk from security breaches and other significant disruptions. Such breaches and disruptions may occur through breaches by our personnel or by intrusions over the internet, malware, computer viruses, attachments to e-mails or by persons with whom we have commercial relationships. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. See "Item 1A. Risk Factors— We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks".
Our information security organization, led by our Chief Information Officer (our "CIO") who reports to our Chief Financial Officer (our "CFO"), is comprised of both I.T. security leadership and dedicated cybersecurity staff.

The information security organization, collectively, has extensive technology security and program management experience including cybersecurity professional certifications such as Certified Information Systems Security Professional ("CISSP"), advanced degrees in Information Assurance, and numerous years' experience assessing and managing cybersecurity risk within the Department of Defense and other public companies. Our CIO has over 25 years of technology experience, including leading information governance, I.T. security, and cybersecurity teams and initiatives across both publicly traded companies and global organizations.
Our policies, practices, and standards for addressing material risks associated with cybersecurity are integrated into our overall risk management and are based on industry standards including the National Institute of Standards and Technology ("NIST") which aligns the prevention techniques, identification, protection, detection, response, and recovery related to an incident. These controls are tested by our information security organization and by independent third parties. We actively engage with industry groups for awareness of best practices and our third-party providers for industry benchmarking of critical areas within our cybersecurity posture.
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
We have also created, and tested through incident response drills, the Freshpet Incident Response Plan and Playbook, which together set forth policy-level directives as well as specific guidelines for implementation, that describe our process for responding in the event of certain defined cyber incidents. These protocols (i) define the roles and responsibilities of participants, relationships to other Company policies and procedures, and reporting requirements needed during an incident, (ii) provide a framework by which our Incident Response Team ("IRT") shall determine the scope and risk of an incident, respond appropriately to that incident, and inform the Board and others depending upon the nature and severity of the incident, and (iii) reduce the likelihood of a similar incident from reoccurring following identification of such an incident.
Our CIO and other members of the information security organization routinely engage with our CFO regarding cyber risk management activities and provide updates and data, as needed, to other members of our executive team to facilitate decisions regarding security matters. No less than twice per year, and more frequently as appropriate, our CFO and CIO also provide updates regarding our cybersecurity risk management strategy and related activities to the Audit Committee of our Board of Directors, and provide other information as needed to facilitate the committee's oversight of our cybersecurity risk. Additionally, some of our Board members have completed specialized director training on cybersecurity risk.
ITEM 2. PROPERTIES
In August 2023, we entered into a lease arrangement for a to-be constructed office space for our corporate headquarters, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur by the first half of 2025.
We own the Freshpet Kitchens Bethlehem ("Kitchens 1.0" and "Kitchens 2.0"). Kitchens 1.0 is approximately a 100,000 square-foot manufacturing facility, and Kitchens 2.0 is approximately a 140,000 square-foot manufacturing facility, both located in Bethlehem, Pennsylvania (together, the "Freshpet Kitchens Bethlehem").

Additionally we own a second location in Ennis, Texas ("Freshpet Kitchens Ennis"), that will be completed in 3 phases. Phase 1 had one line commissioned during 2022 and the remaining two lines were completed during 2023, subsequent to which, the Freshpet Kitchens Ennis facility represents approximately 400,000 square-feet. Phase 2 commissioning was initiated in 2024 with the addition of two lines, with the balance of Phase 2 and Phase 3 planned for completion over the next several years. At the completion of phase 2 and 3, the Freshpet Kitchens Ennis facility will grow by approximately 400,000 square-feet.

We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for our business as presently conducted.
ITEM 3. LEGAL PROCEEDINGS
We are currently involved in various claims and legal actions that arise in the ordinary course of our business. While the results of such litigation proceedings cannot be predicted with certainty, management believes none of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See also “Item 1A. Risk Factors” and Note 10 - Commitments and Contingencies to our Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock are publicly traded on the Nasdaq Global Market under the symbol "FRPT".
The number of stockholders of record of our common stock as of February 18, 2025 was approximately 332. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the five-year period ended December 31, 2024. The graph assumes that $100 was invested on December 31, 2020, in each of our common stock, the NASDAQ Composite and the Russell 3000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return
Freshpet Inc., NASDAQ Composite, Russell 3000 Index
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
12/31/2020
12/31/2021
12/31/2022
12/30/2023
12/29/2024
Freshpet, Inc.
NASDAQ Composite
Russell 3000

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
Dec 31, 2020	$100.00	$100.00	$100.00
Dec 31, 2021	$67.10	$121.39	$124.00
Dec 31, 2022	$37.16	$81.21	$98.61
Dec 31, 2023	$61.10	$116.47	$122.23
Dec 31, 2024	$104.31	$149.83	$150.18
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
For more information regarding our consolidated results and liquidity and capital resources for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K, which information is incorporated herein by reference.

Overview
Freshpet's mission is to elevate the way we feed our pets with fresh food that nourishes all. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since Freshpet's inception in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process, we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our product know-how, our Freshpet Kitchens, our refrigerated distribution, our Freshpet Fridges and our culture.
Components of our Results of Operations
Net Sales
Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 28,141 retail stores as of December 31, 2024. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
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
Share-based compensation. The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Restricted stock units are measured based on the fair market value of the underlying stock on the dates of the grants. Share awards are amortized under the straight-line method over the requisite service period of the entire award. The Company accounts for forfeitures as they occur.
Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.
Income Taxes
We had federal net operating loss (“NOL”) carry forwards of approximately $391.5 million as of December 31, 2024, of which, approximately $146.7 million, generated in 2017 and prior, will expire between 2028 and 2037. The NOLs generated from 2018 through 2023, of approximately $244.8 million, will have an indefinite carryforward period, but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2024, we had approximately $278.4 million of state NOLs, which expire between 2025 and 2046, and had $27.6 million of foreign NOLs in the United Kingdom which do not expire. At December 31, 2024, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2024		2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$975,177	100%	$766,895	100%	$595,344	100%
Cost of goods sold	579,221	59%	516,023	67%	409,311	69%
Gross profit	395,956	41%	250,872	33%	186,033	31%
Selling, general, and administrative expenses	357,957	37%	281,318	37%	238,016	40%
Income (loss) from operations	37,999	4%	(30,446)	(4)%	(51,983)	(9)%
Interest and other income, net	11,868	1%	13,029	2%	1,710	—%
Interest expense	(12,262)	(1)%	(14,097)	(2)%	(5,208)	(1)%
Gain on equity investment	9,918	1%	—	—%	—	—%
Income (loss) before income taxes	47,523	5%	(31,514)	(4)%	(55,481)	(10)%
Income tax expense	598	—%	210	—%	282	—%
Loss on equity method investment	—	—%	1,890	—%	3,731	1%
Net income (loss)	$46,925	5%	$(33,614)	(4)%	$(59,494)	(10)%

Year Ended December 31, 2024 Compared To Year Ended December 31, 2023
Net Sales
The following table sets forth net sales by class of retailer:

	Year Ended December 31,
	2024		2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Grocery, Mass, International and Digital	$800,775	82%	$642,306	84%	$503,753	85%
Pet Specialty and Club	174,402	18%	124,589	16%	91,591	15%
Net Sales	$975,177	100%	$766,895	100%	$595,344	100%
Effective March 31, 2024, the Company is providing a more meaningful breakout of its sales, which now combines pet specialty and club, as both classes of retailers service a specific consumer through specialized offerings, which include value focused and or premium products. In contrast, grocery, mass, international and digital offer a wide variety of products.
Net sales were $975.2 million and $766.9 million for the years ended December 31, 2024 and 2023, respectively, representing increases of $208.3 million and $171.6 million, or 27.2% and 28.8%, as compared to the respective prior years. The net sales increases were driven by year-over-year growth in the Grocery, Mass, International and Digital channel of $158.5 million and $138.6 million in 2024 and 2023, respectively, with the remaining growth in the Pet Specialty and Club channel. This growth was primarily driven by year-over-year volume gains of 26.1% and 20.0% in 2024 and 2023, respectively.
Gross Profit
Gross profit was $396.0 million, or 40.6% as a percentage of net sales, for the year ended December 31, 2024, compared to $250.9 million, or 32.7% as a percentage of net sales, for the prior year. The increase in gross profit as a percentage of net sales was primarily due to lower input costs, reduced quality costs and improved leverage on plant expenses. For the year ended December 31, 2024, Adjusted Gross Profit was $453.5 million, or 46.5% as a percentage of net sales, compared to $306.6 million, or 40.0% as a percentage of net sales, in the prior year. See "—Non-GAAP Financial Measures" below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $358.0 million for the year ended December 31, 2024, compared to $281.3 million for the prior year. As a percentage of net sales, SG&A remained consistent at 36.7% for both years ended December 31, 2024 and 2023. SG&A as a percentage of net sales remained consistent as the decreases due to reduced logistics as a percentage of net sales and the absence of non-recurring charges incurred in the prior year were fully offset by increased media as a percentage of net sales, higher share-based compensation and increased variable compensation accrual.
Adjusted SG&A for the year ended December 31, 2024, was $291.6 million, or 29.9% as a percentage of net sales, compared to $240.1 million, or 31.3% as a percentage of net sales, for the prior year. See "—Non-GAAP Financial Measures" below.
Income (Loss) from Operations
As a result of the factors discussed above, income from operations increased by $68.4 million to income from operations of $38.0 million for the year ended December 31, 2024 as compared to a loss from operations of $30.4 million for the prior year.

Interest and Other Income, net
The Company recorded interest and other income, net of $11.9 million for the year ended December 31, 2024 as a result of interest income generated from cash and cash equivalents as compared to $13.0 million for the prior year, which also included interest income generated from short-term investments.
Interest Expense
Interest expense decreased $1.8 million to interest expense of $12.3 million for the year ended December 31, 2024 as compared to interest expense of $14.1 million for the prior year. The decrease was primarily driven by the termination of our Credit Agreement in the prior year resulting in the write-off of unamortized fees of $2.5 million, which were recorded to interest expense, and the non-recurring $0.3 million of interest expense incurred on this facility prior to termination, partially offset by a $0.2 million increase (net of capitalized interest) as a result of interest incurred on our Convertible Notes compared to interest incurred in the prior year and a $1.0 million increase related to the interest on our finance lease liability.
Gain on Equity Investment
The $9.9 million gain on equity investment for the year ended December 31, 2024, resulted from the change in fair value of the Company's equity interest in a privately held company.
Net Income (Loss)
Net income increased $80.5 million to net income of $46.9 million for the year ended December 31, 2024 as compared to a net loss of $33.6 million in the prior year, primarily due to contribution from higher sales, improved gross margin, reduced logistics costs as a percentage of net sales, and gain on equity investment, partially offset by increased SG&A expenses.
Adjusted EBITDA
Adjusted EBITDA was $161.8 million, or 16.6% as a percentage of net sales, for the year ended December 31, 2024, compared to $66.6 million, or 8.7% as a percentage of net sales, in the prior year. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit partially offset by higher Adjusted SG&A expenses. See "—Non-GAAP Financial Measures" below.
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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales
Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, implementation and other costs associated with the implementation of an ERP system, fees related to the Capped Call Transactions associated with the sale of our Convertible Notes in 2023, loss on disposal of equipment, advisory fees related to shareholder activism defense engagement, and organizational changes. EBITDA represents net income (loss) plus interest expense net of interest income, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA less gain on equity investment, plus loss on equity method investment, non-cash share-based compensation expense, implementation and other costs associated with the implementation of an ERP system, loss on disposal of property, plant and equipment, fees related to the Capped Call Transactions, advisory fees related to activism engagement, and organizational changes.

We believe that each of these non-GAAP financial measures provide additional metrics to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provides a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S. GAAP financial measures, such as net sales, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance, and to compare our performance to that of our peers and competitors.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Net income (loss)	$46,925	$(33,614)	$(59,494)
Depreciation and amortization	70,803	57,058	34,555
Interest expense, net of interest income	335	1,069	5,208
Income tax expense	598	210	282
EBITDA	118,661	24,723	(19,449)
Gain on equity investment	(9,918)	—	—
Loss on disposal of property, plant and equipment	1,284	4,321	396
Non-cash share-based compensation (a)	51,807	24,936	26,092
Loss on equity method investment	—	1,890	3,731
Enterprise Resource Planning (b)	—	2,457	8,558
Capped Call Transactions fees (c)	—	113	—
Shareholder activism defense engagement (d)	—	8,177	—
Organization changes (e)	—	(67)	734
Adjusted EBITDA	$161,834	$66,550	$20,062
Adjusted EBITDA as a % of Net Sales	16.6%	8.7%	3.4%
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
(c)Represents fees associated with the Capped Call Transactions associated with our sale of Convertible Notes in 2023.
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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Gross profit	$395,956	$250,872	$186,033
Depreciation expense	49,056	41,209	20,774
Non-cash share-based compensation	7,761	10,995	7,293
Loss on disposal of manufacturing equipment	696	3,547	—
Adjusted Gross Profit	$453,469	$306,623	$214,100
Adjusted Gross Profit as a % of Net Sales	46.5%	40.0%	36.0%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
SG&A expenses	$357,957	$281,318	$238,016
Depreciation and amortization expense	21,747	15,849	13,781
Non-cash share-based compensation (a)	44,046	13,941	18,799
Loss on disposal of equipment	588	774	396
Enterprise Resource Planning (b)	—	2,457	8,558
Capped Call Transactions fees (c)	—	113	—
Shareholder activism defense engagement (d)	—	8,177	—
Organization changes (e)	—	(67)	734
Adjusted SG&A Expenses	$291,576	$240,074	$195,748
Adjusted SG&A Expenses as a % of Net Sales	29.9%	31.3%	32.9%
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
(c)Represents fees associated with the Capped Call Transactions associated with our sale of Convertible Notes in 2023.
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
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During fiscal year 2024, we spent approximately $187.1 million of capital to meet our capacity needs as well as recurring capital expenditures. In fiscal year 2025, we expect to spend approximately $250.0 million.
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
Our primary cash needs, in addition to our plant expansions, are for purchasing ingredients, operating expenses, marketing expenses and capital expenditures to procure Freshpet Fridges. We believe that cash and cash equivalents, expected cash flow from operations, amounts previously raised through the issuance of the Convertible Notes and our ability to access the capital markets, if appropriate, are adequate to fund our debt service requirements, operating and finance lease obligations, capital expenditures and working capital obligations for the foreseeable future. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic factors at the international, national and regional levels, including but not limited to increased interest rates and inflation, tariffs, trade wars, recession, financial, competitive, legislative and regulatory factors and other factors that are beyond our control, including government or regulatory shutdowns or defunding, or disruptions with or increased costs imposed by our key suppliers or others within our supply chain. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as issuing additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	December 31,	December 31,
	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$268,633	$296,871
Accounts receivable, net of allowance for doubtful accounts	68,419	56,754
Inventories, net	80,794	63,238
Prepaid expenses	16,026	7,615
Other current assets	3,126	2,841
Accounts payable	(39,164)	(36,096)
Accrued expenses	(56,263)	(49,816)
Current operating lease liabilities	(1,322)	(1,312)
Current finance lease liabilities	(2,120)	(1,998)
Total Working Capital	$338,129	$338,097
Working capital consists of current assets net of current liabilities. Working capital remained consistent at $338.1 million at both December 31, 2024 and 2023. Working capital remained consistent as the increases consisting of an increase of $17.6 million in inventories, net, an increase of $11.7 million in accounts receivable, and an increase of $8.4 million in prepaid expenses were fully offset by a decrease of $28.2 million in cash and cash equivalents, an increase of $6.4 million in accrued expenses due to timing, and an increase of $3.1 million in accounts payable as a result of timing.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of December 31, 2024, our capital resources consisted primarily of $268.6 million of cash and cash equivalents on hand.
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

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Cash at the beginning of period	$296,871	$132,735
Net cash provided by operating activities	154,288	75,940
Net cash used in investing activities	(187,092)	(239,093)
Net cash provided by financing activities	4,566	327,289
Cash at the end of period	$268,633	$296,871
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items (i.e., provision for loss (gains) on accounts receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, write-off and amortization of deferred financing costs and loan discount, change in operating lease right of use asset, loss on equity method investment, and gain on equity investment).

2024
Net cash provided by operating activities of $154.3 million in 2024 was primarily attributed to:
•$168.0 million of net income, adjusted for reconciling non-cash items, which excludes $121.0 million of non-cash items related to $73.6 million of depreciation and amortization, $51.8 million of share-based compensation including amortization of warrants, $2.1 million of write-off and amortization of deferred financing costs and loan discount, $1.4 million of change in operating lease right of use asset, $1.3 million of loss on disposal of property, plant and equipment, $0.3 million of a reserve for inventory obsolescence, $0.5 million of provision for loss on accounts receivable, partially offset by $9.9 million of gain on equity investment.
This was partially offset by:
•$13.7 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventories, other assets, and operating lease liability, partially offset by the change in accounts payable, accrued expenses, and prepaid expenses and other current assets.
2023
Net cash provided by operating activities of $75.9 million in 2023 was primarily attributed to:
•$61.7 million of net income adjusted for reconciling non-cash items, which excludes $95.3 million of non-cash items primarily related to $58.5 million of depreciation and amortization, $24.9 million of share-based compensation including amortization of warrants, $4.3 million of loss on disposal of property, plant and equipment, $4.1 million of write-off and amortization of deferred financing costs and loan discount, $1.9 million of loss on equity method investment, and $1.5 million of change in operating lease right of use asset.
•$14.3 million increase due to changes in operating assets and liabilities. The increase was primarily due to the change in accounts receivable, accounts payable and accrued expenses, primarily offset by the change in inventories, prepaid expenses and other current assets, other assets and operating lease liability.
Net Cash Used in Investing Activities
2024
Net cash used in investing activities of $187.1 million in 2024 was primarily attributed to:
•$187.1 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2023
Net cash used in investing activities of $239.1 million in 2023 was primarily attributed to:
•$239.1 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
•$113.4 million purchase of short-term investments.

This was partially offset by:
•$113.4 million of proceeds from maturities of short-term investments.
Net Cash Provided by Financing Activities
2024
Net cash provided by financing activities of $4.6 million in 2024 was primarily attributed to:
•$9.1 million cash proceeds from the exercise of stock options.

This was partially offset by:
•$2.6 million for tax withholdings related to net share settlements of restricted stock units.
•$2.0 million for principal payments under finance lease obligations.
2023
Net cash provided by financing activities of $327.3 million in 2023 was primarily attributed to:
•$393.5 million net proceeds from Convertible Notes.
•$4.5 million cash proceeds from the exercise of stock options.
This was partially offset by:
•$66.2 million for the purchase of a capped call option.
•$2.0 million for debt issuance costs.
•$1.4 million for tax withholdings related to net share settlements of restricted stock units.
•$1.1 million for principal payments under finance lease obligations.
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
The following critical accounting policies reflect significant judgments and estimates used in preparation of our consolidated financial statements:
Revenue Recognition and Incentives—Revenue is recognized when performance obligations under the terms of the contract with the customer are satisfied, which occurs once control is transferred upon delivery to the customer.

Revenue is reported net of applicable trade incentives and allowances. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, including estimates of trade incentives the Company offers to its customers and their consumers. Trade incentives consist primarily of customer pricing allowances and merchandising funds, and consumer coupons offered through various programs to customers and consumers. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.
While our revenue recognition does not involve significant judgment, it represents a significant accounting policy.
Share-based Compensation—The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Restricted stock units are measured based on the fair market value of the underlying stock on the dates of the grants. Share awards are amortized under the straight-line method over the requisite service period of the entire award. The Company accounts for forfeitures as they occur.
We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. For certain performance-based awards, the quantity of awards received can range based on the level of performance achieved. The performance-based awards with financial criteria either have a Net Sales and/or Adjusted EBITDA target from FY 2023 through FY 2027. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the probability assessment is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) to our audited consolidated financial statements included in this report.
Segment
We have determined we operate in one segment: the manufacturing, marketing and distribution of fresh dog food, cat food, and dog treats.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk
During periods of rising interest rates, our cost of borrowing could increase, the fair value of our investments could be affected, and it could constrain the purchasing power of our customers.
Commodity Price and Inflation Risk
We purchase certain products and services that are affected by commodity prices, including, but not limited to agricultural products. These products are subject to price volatility caused by weather, market conditions, disease, government programs and policies, labor availability and availability of similar or competitive products, and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the year ended December 31, 2024 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of December 31, 2024, there were no forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FRESHPET, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Freshpet, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of probability of achieving the vesting performance criteria of share-based awards
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognizes share-based compensation based on the value of the number of share-based payment awards that are ultimately expected to vest during the period. Share-based awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to vesting. For certain performance-based awards, the quantity of awards with the financial criteria have 1) an annual revenue target or 2) adjusted earnings before interest, taxes, depreciation and amortization target within fiscal years 2023 through 2027. At each reporting period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. When achievement of the vesting criteria is considered probable, compensation cost is recognized. As of December 31, 2024, there were unrecognized compensation costs of approximately $12.79 million and $1.55 million related to performance-based restricted stock units and stock options, respectively, for which the achievement of the vesting criteria is considered probable.
We identified the assessment of probability of achieving the vesting performance criteria of share-based awards as a critical audit matter. Evaluating the assumptions related to the Company’s determination of the probability that the performance criteria will be achieved for the share-based awards involved subjective auditor judgment. In particular, judgment was required to assess the probability of meeting the Company’s future performance targets, including forecasted revenue.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s share-based compensation process, including a control related to the Company’s assessment of assumptions that were used in the determination that a performance criterion was probable of achievement. To assess the Company’s ability to accurately forecast revenue, we compared the Company’s historical revenue forecasts to actual results. We compared forecasted revenue to those in communications to the Board of Directors, press releases and analyst reports.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Short Hills, New Jersey
February 20, 2025

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$268,633	$296,871
Accounts receivable, net of allowance for doubtful accounts	68,419	56,754
Inventories, net	80,794	63,238
Prepaid expenses	16,026	7,615
Other current assets	3,126	2,841
Total Current Assets	436,998	427,319
Property, plant and equipment, net	1,065,869	979,164
Deposits on equipment	1,047	1,895
Operating lease right of use assets	3,366	3,616
Long term investment in equity securities	33,446	23,528
Other assets	34,152	28,899
Total Assets	$1,574,878	$1,464,421
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,164	$36,096
Accrued expenses	56,263	49,816
Current operating lease liabilities	1,322	1,312
Current finance lease liabilities	2,120	1,998
Total Current Liabilities	$98,869	$89,222
Convertible senior notes	395,163	393,074
Long term operating lease liabilities	2,213	2,591
Long term finance lease liabilities	23,273	26,080
Total Liabilities	$519,518	$510,967
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,716 issued and 48,702 outstanding on December 31, 2024, and 48,277 issued and 48,263 outstanding on December 31, 2023	49	48
Additional paid-in capital	1,338,160	1,282,984
Accumulated deficit	(281,806)	(328,731)
Accumulated other comprehensive loss	(787)	(591)
Treasury stock, at cost — 14 shares on December 31, 2024 and on December 31, 2023	(256)	(256)
Total Stockholders' Equity	1,055,360	953,454
Total Liabilities and Stockholders' Equity	$1,574,878	$1,464,421
See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
NET SALES	$975,177	$766,895	$595,344
COST OF GOODS SOLD	579,221	516,023	409,311
GROSS PROFIT	395,956	250,872	186,033
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	357,957	281,318	238,016
INCOME (LOSS) FROM OPERATIONS	37,999	(30,446)	(51,983)
OTHER INCOME (EXPENSES):
Interest and Other Income, net	11,868	13,029	1,710
Interest Expense	(12,262)	(14,097)	(5,208)
Gain on Equity Investment	9,918	—	—
	9,524	(1,068)	(3,498)
INCOME (LOSS) BEFORE INCOME TAXES	47,523	(31,514)	(55,481)
INCOME TAX EXPENSE	598	210	282
LOSS ON EQUITY METHOD INVESTMENT	—	1,890	3,731
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46,925	$(33,614)	$(59,494)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(196)	$(1,961)	$1,490
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(196)	(1,961)	1,490
TOTAL COMPREHENSIVE INCOME (LOSS)	$46,729	$(35,575)	$(58,004)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.97	$(0.70)	$(1.29)
-DILUTED	$0.93	$(0.70)	$(1.29)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,487	48,163	46,191
-DILUTED	50,255	48,163	46,191
See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2021	43,449	$43	$955,710	$(235,623)	$(120)	14	$(256)	$719,754
Exercise of options to purchase common stock	45	—	471	—	—	—	—	471
Vesting of restricted stock units	43	1	(1,441)	—	—	—	—	(1,440)
Share-based compensation expense	—	—	23,505	—	—	—	—	23,505
Issuance and exercise of partner warrants	194		9,775	—	—	—	—	9,775
Shares issued in primary offering, net of issuance costs	4,320	4	337,504	—	—	—	—	337,508
Foreign currency translation	—	—	—	—	1,490	—	—	1,490
Net Loss	—	—	—	(59,494)	—	—	—	(59,494)
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	160	—	4,517	—	—	—	—	4,517
Vesting of restricted stock units	66	—	(1,400)	—	—	—	—	(1,400)
Share-based compensation expense	—	—	20,554	—	—	—	—	20,554
Purchase of capped call options	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	(1,961)	—	—	(1,961)
Net loss	—	—	—	(33,614)	—	—	—	(33,614)
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	352	1	9,137	—	—	—	—	9,138
Vesting of restricted stock units	87	—	(3,341)	—	—	—	—	(3,341)
Share-based compensation expense	—	—	49,380	—	—	—	—	49,380
Foreign currency translation	—	—	—	—	(196)	—	—	(196)
Net income	—	—	—	46,925	—	—	—	46,925
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,925	$(33,614)	$(59,494)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for loss (gains) on accounts receivable	467	(2)	(20)
Loss on disposal of property, plant and equipment	1,284	4,321	396
Share-based compensation	51,807	24,935	26,092
Inventory obsolescence	347	—	3,455
Depreciation and amortization	73,615	58,517	34,555
Write-off and amortization of deferred financing costs and loan discount	2,089	4,060	795
Change in operating lease right of use asset	1,350	1,549	1,372
Loss on equity method investment	—	1,890	3,731
Gain on equity investment	(9,918)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(12,228)	820	(32,993)
Inventories	(15,484)	(1,207)	(26,171)
Prepaid expenses and other current assets	269	(2,249)	(435)
Other assets	(5,063)	(4,053)	(3,141)
Accounts payable	12,484	3,543	(3,063)
Accrued expenses	7,811	19,237	13,078
Operating lease liability	(1,467)	(1,807)	(1,384)
Net cash flows provided by (used in) operating activities	154,288	75,940	(43,227)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(187,092)	(239,093)	(230,071)
Purchase of short-term investments	—	(113,441)	(19,840)
Proceeds from maturities of short-term investments	—	113,441	19,840
Investments in equity method investment	—	—	(3,293)
Net cash flows used in investing activities	(187,092)	(239,093)	(233,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	9,138	4,517	471
Tax withholdings related to net shares settlements of restricted stock units	(2,595)	(1,400)	(1,441)
Principal payments under finance lease obligations	(1,977)	(1,109)	—
Purchase of capped call options	—	(66,211)	—
Proceeds from issuance of convertible senior notes	—	393,518	—
Debt issuance costs	—	(2,026)	—
Proceeds from borrowings under Credit Facility	—	—	78,000
Repayment of borrowings under Credit Facility	—	—	(78,000)
Proceeds from common shares issued in primary offering, net of issuance cost	—	—	337,508
Net cash flows provided by financing activities	4,566	327,289	336,538
NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,238)	164,136	59,947
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	296,871	132,735	72,788
CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,633	$296,871	$132,735

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$193	$308	$297
Interest paid, net of amounts capitalized	$10,154	$9,303	$3,152
Operating right-of-use assets obtained in exchange for lease obligations	$1,785	$—	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$7,760	$19,286	$44,258
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$746	$—	$—
Non-cash addition of finance lease to property, plant and equipment	$—	$29,187	$—
Issuance of partner warrants	$—	$—	$9,775
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
Segments – The Company has one operating and reportable segment, as the Company's chief operating decision maker, who is the Company's Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
The accounting policies of the segment are the same as those described herein, Note 1 – Summary of Significant Accounting Policies.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under Accounting Standards Codification (ASC) Topic 321 ("ASC 321"), Investments - Equity Securities. As of December 31, 2024, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.
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
The Company performs a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment's fair value in accordance with the principles of ASC Topic 820 ("ASC 820"), Fair Value Measurements and Disclosures. If the fair value is less than the investment's carrying value, the entity recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value. On March 26, 2024, the investee completed an equity funding, which we concluded represented an orderly transaction for an identical equity security with no differences in rights and obligations. As a result, pursuant to the ASC 321 measurement alternative, we adjusted the carrying amount of our equity investment from $23,528 as of December 31, 2023 to $33,446 as of March 31, 2024, recognizing a gain of $9,918 in earnings for the year ended 2024, based on the observable transactional price of the identical equity security issued by the investee.
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
Property, Plant, and Equipment – Property, plant, and equipment are recorded at cost. The Company recognizes depreciation pursuant to the straight-line method based upon estimated useful lives of 7 years for furniture and office equipment, 9 years for refrigeration equipment, 5 to 10 years for machinery and equipment, and 15 to 39 years for building and improvements. Capitalized cost includes the costs incurred to bring the property, plant, and equipment to the condition and location necessary for its intended use, which includes any necessary delivery, electrical, and installation cost for equipment. Maintenance and repairs that do not extend the useful life of the assets over two years are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives on the straight-line method.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Long-Lived Assets – The Company evaluates all long-lived assets for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future net cash flows and determining fair value of assets requires significant estimates and assumptions by management. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carry amount to fair value and is charged to expense in the period of impairment.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of December 31, 2024.
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
A valuation allowance is appropriate when management believes it is more likely than not (a probability level of more than 50%), the deferred tax asset will not be realized. This evaluation utilizes the framework contained in ASC Topic 740, Income Taxes, pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. At December 31, 2024 and 2023, the Company determined that a full valuation of its net deferred tax assets and liabilities is appropriate. The Company will continue to monitor the realizability of its net deferred tax assets in the future and determine the necessity or changes to such valuation allowance based on future positive and negative evidence.
The taxable income position as of December 31, 2024 was fully offset by our federal NOL carry forwards and corresponding change in valuation allowance, resulting in no federal income tax expense in the current period.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Share-based Compensation – The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Restricted stock units are measured based on the fair market value of the underlying stock on the dates of the grants. Share awards are amortized under the straight-line method over the requisite service period of the entire award. The Company accounts for forfeitures as they occur.
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of December 31, 2024, the Company had $109,608 of treasury bills within cash equivalents, which included $300 of amortized discount. As of December 31, 2023, the Company had $134,570 of treasury bills within cash equivalents, which included $692 of amortized discount.
Short-Term Investments – The Company, from time to time, holds treasury bills with original maturities when purchased of greater than three months, within short-term investments, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of December 31, 2024 and December 31, 2023, there were no short-term investments.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Implementation Costs of Cloud Computing Arrangement – As of December 31, 2024 and 2023, the Company's deferred implementation costs of our ERP system associated with our cloud computing arrangement, which are reflected within prepaid and other assets, were $8,965 and $9,895, respectively. The cost will be recognized over the term of the agreement, which began in the first quarter of 2022.
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
The three levels of the fair value hierarchy are as follows:
•Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies.
•Level 3 – Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of December 31, 2024, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Certain financial and non-financial assets, including operating lease right-of-use assets and property, plant, and equipment are reported at their carrying values and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the investment in equity securities, we have elected the measurement alternative under which we measure this investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes, if any, in orderly transactions for an identical or a similar investment of the same issuer, for which the change in fair value would be included in net income.
Refer to Note 7 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.
As of December 31, 2024, the Company maintained Level 1 and Level 2 assets and liabilities.
Debt Issuance Cost – The Company's policy is to record debt issuance costs as a direct deduction to the related debt liability in the Consolidated Balance Sheet and to amortize these debt issuance costs to interest expense over the term of the related debt using the effective interest method.
Revenue Recognition and Incentives – Revenues primarily consist of the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Revenue is recognized when performance obligations under the terms of the contract with the customer are satisfied, which occurs once control is transferred upon delivery to the customer.
Revenue is reported net of applicable trade incentives and allowances. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, including estimates of trade incentives the Company offers to its customers and their consumers. Trade incentives consists primarily of customer pricing allowances and merchandising funds, and consumer coupons offered through various programs to customers and consumers. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.
Sales taxes and other similar taxes are excluded from revenue.
There were no contract assets as of December 31, 2024 and 2023.
Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Year Ended December 31,
	2024	2023	2022
Grocery, Mass, International and Digital	$800,775	$642,306	$503,753
Pet Specialty and Club	174,402	124,589	91,591
Net Sales	$975,177	$766,895	$595,344
Effective March 31, 2024, the Company is providing a more meaningful breakout of its sales, which now combines pet specialty and club as both classes of retailers service a specific consumer through specialized offerings, which include value focused and or premium products. In contrast, grocery, mass, international and digital offer a wide variety of products.
Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $127,681, $97,877 and $71,720, in 2024, 2023 and 2022, respectively. As of December 31, 2024, 2023 and 2022 we had $29, $56 and $553, respectively of production cost in prepaid expense, representing advertising that had yet to take place.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of operations and comprehensive income (loss). Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $58,424, $57,427, and $63,891 in 2024, 2023 and 2022, respectively.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for the Company for the current annual report for the fiscal year ending December 31, 2024 and subsequent interim periods and the Company has adopted the guidance as of the effective date.
Refer to Note 16 - Segment Information for required disclosures.
Recently Issued Accounting Pronouncements
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
In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. As adopted, the Final Climate Rules mandate disclosure of, among other things, material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential material impacts of such risks on us. The rules also require disclosure about material climate-related targets and goals, Scope 1 and Scope 2 GHG emissions, and the financial impacts of severe weather events and other natural conditions. In April 2024, the SEC voluntarily stayed the Final Climate Rules pending resolution of legal challenges. We are currently evaluating the impact of adopting the new rules and continue to monitor the status of the related legal challenges.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures related to the specific types of expenses included within the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending December 31, 2027 and subsequent interim periods, with early adoption permitted. The guidance is required to be applied on a retrospective basis for all prior periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and its effect on its future consolidated financial statements.
Note 2 – Inventories, net:

	December 31, 2024	December 31, 2023
Raw Materials and Work in Process	$16,289	$16,055
Packaging Components Material	7,296	5,607
Finished Goods	57,209	41,576
Inventories, net	$80,794	$63,238

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 3 – Property, Plant and Equipment, net:

	December 31, 2024	December 31, 2023
Refrigeration Equipment	$193,249	$167,956
Machinery and Equipment	279,093	242,256
Building, Land and Improvements	712,209	535,003
Furniture and Office Equipment	13,570	14,987
Leasehold Improvements	12	1,319
Construction in Progress	104,526	187,952
Finance Lease Right of Use Asset	28,478	29,187
	1,331,137	1,178,660
Less: Accumulated Depreciation and Amortization	(265,268)	(199,496)
Property, Plant and Equipment, net	$1,065,869	$979,164
Depreciation and amortization expense related to property, plant and equipment totaled $69,497, $58,169, and $34,332 in 2024, 2023 and 2022, respectively; of which $51,735, $42,667, and $20,774 was recorded to cost of goods sold for 2024, 2023 and 2022, respectively, with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Income Taxes
A summary of income taxes as follows:

	Year Ended December 31,
	2024	2023	2022
Federal	$—	$—	$—
State	598	210	282
International	—	—	—
	$598	$210	$282
The provisions for income taxes do not bear a normal relationship to income (loss) before income taxes primarily as a result of the valuation allowance on deferred tax assets.
The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	0.5%	1.2%	3.6%
Permanent items	(14.3)%	5.8%	3.7%
Other	0.5%	(0.4)%	(0.7)%
State rate change	—%	(1.8)%	0.5%
Change in valuation allowance	(6.5)%	(26.4)%	(28.6)%
Effective tax rate	1.2%	(0.6)%	(0.5)%

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. With the exception of 2024, the Company has cumulative taxable losses from inception. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2024, 2023 and 2022.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2024	2023	2022
Net operating loss	$103,729	$105,233	$85,214
Stock option expense	34,368	23,643	18,709
Property and equipment	(47,159)	(35,756)	(20,753)
Other	7,555	5,536	5,920
Less: Valuation allowance	(98,493)	(98,656)	(89,090)
Net deferred income tax assets	$—	$—	$—
At December 31, 2024, the Company had federal net operating loss (“NOL”) carryforwards of $391.5 million, of which $146.7 million, generated in 2017 and prior, will expire between 2028 and 2037. The NOL generated from 2018 through 2023, of approximately $244.8 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carry forwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. We have completed several analyses under Section 382 of the Code in the past which concluded that certain annual limitations exist. At December 31, 2024, the Company had $278.4 million of state NOLs which expire between 2025 and 2046, and had $27.6 million of foreign NOLs in the United Kingdom which do not expire.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024, there were no uncertain positions. The Company has incurred U.S. federal and state net operating losses since its inception in 2005, with the exception of 2024, and remains in a cumulative loss position. As such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2024, 2023 and 2022.
The Company considered the impact of the disallowance of certain compensation tax deductions in excess of $1.0 million under Internal Revenue Code Section 162(m); however, to the extent an adjustment to the deferred tax asset is required the impact will be offset by a corresponding adjustment to the valuation allowance.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 5 – Accrued Expenses:

	December 31, 2024	December 31, 2023
Accrued Compensation and Employee Related Costs	$34,550	$19,307
Accrued Chiller Cost	3,468	7,478
Accrued Customer Consideration	735	1,228
Accrued Freight	4,358	6,078
Accrued Production Expenses	4,176	6,928
Accrued Corporate and Marketing Expenses	4,166	3,627
Accrued Interest	3,019	3,019
Other Accrued Expenses	1,791	2,151
Accrued Expenses	$56,263	$49,816
Note 6 – Debt:
On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement ("Credit Agreement"), which provided for a $350,000 senior secured credit facility (as amended the "Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility").
On March 15, 2023, the Company terminated the Credit Agreement in connection with the offering of the Convertible Notes (as defined below) and it had no borrowings outstanding under the Credit Facility as of such date. Interest expense and fees totaled $2,785 and $5,208 in 2023 and 2022, respectively. Interest expense in 2023 included $2,478 of debt issuance costs written off in conjunction with the termination of the Credit Facility in March 2023. There was $0 of accrued interest on the credit facilities as of December 31, 2023.
Note 7 – Convertible Senior Notes:
In March 2023, we issued $402,500 aggregate principal amount of 3.0% convertible senior notes due 2028 (the "Convertible Notes"). The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds from the sale of the Convertible Notes were approximately $391,492 after deducting offering and issuance costs related to the Convertible Notes and before the 2023 Capped Call transactions, as described below.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of March 31, 2024, June 30, 2024 and September 30, 2024 noteholders had the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the respective subsequent quarter. No early conversions occurred as of December 31, 2024. As of December 31, 2024, noteholders again have the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the first quarter of 2025. As of the date of this filing, no early conversions have occurred during the first quarter of 2025.
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
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of December 31, 2024:

	As of December 31, 2024
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	$395,163	$879,527
Total	$395,163	$879,527
(1)The carrying amounts presented are net of unamortized debt issuance costs of $7,337 as of December 31, 2024.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense recognized on the Convertible Notes consists of the following:

	Year Ended December 31,
	2024	2023
Contractual interest expense	$12,075	$9,426
Amortization of issuance costs	2,090	1,582
Total	$14,165	$11,008
Accrued interest was $3,019 as of both December 31, 2024 and 2023. Of the $12,075 and $9,426 of interest expense incurred in 2024 and 2023, respectively, approximately $4,165 and $1,207 of interest expense was capitalized to construction in progress in 2024 and 2023, respectively, as the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas. As of December 31, 2024 and 2023, $3,687 and $136 of capitalized interest, respectively, was reclassified from construction in progress to assets placed in service.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of December 31, 2024, the instrument continued to qualify for equity classification.
Note 9 – Leases:
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	2.51	8.50
Weighted-average discount rate	7.3%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance lease as of December 31, 2024 were as follows:

	As of December 31, 2024
	Operating Leases	Finance Lease
2025	$1,538	$4,221
2026	1,575	4,221
2027	778	4,221
2028	—	4,221
2029 and beyond	—	18,996
Total lease payments	$3,891	$35,880
Less: Imputed interest	(356)	(10,487)
Present value of lease liabilities	$3,535	$25,393
A summary of lease costs for 2024, 2023 and 2022 were as follows:

		Year Ended December 31,
		2024	2023	2022
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$1,591	$1,752	$1,752

Finance Lease:
Amortization of right of use asset	Cost of goods sold	$2,812	$1,459	$—
Interest on lease liabilities	Interest expense	$2,244	$1,235	$—
Variable lease cost (a)	Inventory/Cost of goods sold (a)	$13,972	$6,733	$—
(a)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the year ended 2024 and 2023, $13,972 and $6,733 of variable lease costs, respectively, were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Supplemental balance sheet information related to leases as of December 31, 2024 and December 31, 2023 are as follows:

		As of December 31, 2024	As of December 31, 2023
Assets:
Operating leases	Operating lease right of use assets	$3,366	$3,616
Finance lease, net	Property, plant and equipment, net	24,206	27,728
Total lease assets		$27,572	$31,344

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,322	$1,312
Finance lease liabilities	Current finance lease liabilities	2,120	1,998
Long-term:
Operating lease liabilities	Long term operating lease liabilities	2,213	2,591
Finance lease liabilities	Long term finance lease liabilities	23,273	26,080
Total lease liabilities		$28,928	$31,981
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Year Ended December 31,
Operating cash flow information:	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,645	$1,802	$1,764
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$2,244	$1,235	$—
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$1,977	$1,109	$—

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 10 - Commitments and Contingencies
Commitments:
As of December 31, 2024, the Company has the following future commitments:
In August 2023, we entered into a lease arrangement for a to-be constructed office space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur by the first half of 2025. As of December 31, 2024, the future commitments related to this arrangement are not determinable as they are variable in nature.
Certain of the Company’s executives are covered by employment contracts requiring the Company to pay severance in the event of certain terminations.
The future minimum payments due under manufacturing and service obligations for five years were as follows:

As of December 31, 2024
2025	$13,150
2026	4,500
2027	4,403
2028	3,855
2029 and beyond	589
Total Manufacturing and Servicing Obligations	$26,497

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
On April 8, 2022, Phillips Feed Service, Inc., d/b/a Phillips Feed and Pet Supply ("Phillips") filed a complaint against the Company in U.S. District Court for the Eastern District of Pennsylvania (Allentown Division) for damages allegedly sustained as a result of the termination of the Company's distribution arrangement with Phillips, a former distributor of Freshpet products. Phillips asserts a claim for breach of contract and seeks monetary damages in excess of $8,300 based on a claimed "termination payment" under a 2018 "Letter Of Intent" and additional damages based on a claim for improper notice of termination. Phillips also claims a right of setoff with respect to monies owed by Phillips to the Company.
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
Discovery in this action has closed. The parties are currently waiting for a new trial date and a ruling on Phillips Motion for Partial Summary Judgment ("MSJ") following the reassignment of the case to a new judge on October 2, 2024. A joint status report was submitted to the new Judge on October 25, 2024 and a hearing on the MSJ and the Company's Response in Opposition was held December 4, 2024.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 11 – Warrants (in thousands, except share data):
In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under ASC Topic 718, Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense was amortized within Cost of Goods Sold as services are provided by the supplier. As of December 31, 2024, the warrants were fully amortized. As of December 31, 2023, there were $2,027 of warrants in prepaid expense.
During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.
Total amortization associated with partner warrants during 2024, 2023 and 2022 was $2,027, $5,160, and $2,587, respectively.
Note 12 – Equity Incentive Plans and Equity (in thousands, except share data):
Total compensation cost for share-based payments recognized in 2024, 2023 and 2022 was approximately $49,779, $19,774 and $23,505, respectively, of which $5,734, $5,833, $4,706, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense. The share-based compensation cost includes an adjustment related to the reassessment of the probability of achieving performance conditions related to certain outstanding share-based awards.
Omnibus Incentive Plans—In October 2024, the Company's stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) under which 1,450,000 shares of common stock may be issued or used for reference purposes as awards granted under the 2024 Plan, for grants on or after October 1, 2024. Concurrently with the adoption of the 2024 Plan, the issuance of new awards under the 2014 Omnibus Incentive Plan (the "2014 Plan") was frozen. Awards issued pursuant to the plans may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. As of December 31, 2024, the awards granted were either time-based (cliff vest over three years), performance-based (vest when performance targets are met, as defined in the stock option grant agreement), or restricted stock units (employee RSUs cliff vest over three years and non-employee director RSUs cliff vest over one year).

At December 31, 2024, there were 1,324,759 shares of common stock available to be issued or used for reference purposes under the 2024 Plan.
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

During 2024, as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan, 17,150 restricted stock units were granted to the Company’s COO.
Under the terms of the applicable agreement, each grant is governed as if issued under the 2014 Omnibus Plan. The awards granted are time-based (cliff vest over four years or three years) and performance-based (vest when performance targets are met, as defined in the stock option grant agreement).

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Service Period Restricted Stock Units—The following table includes activity related to outstanding service period restricted stock units in 2024.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
	(in thousands)
Outstanding at December 31, 2023	372	$66.97
Granted	185	122.79
Vested	(147)	60.50
Forfeited	(5)	75.32
Expired	—	—
Outstanding at December 31, 2024	405	$94.65
As of December 31, 2024, there was approximately $24,622 of total unrecognized compensation costs related to service period restricted stock units, of which $12,178 will be incurred in 2025, $8,579 will be incurred in 2026, and $3,865 will be incurred in 2027.
Performance Based Restricted Stock Units—The following table includes activity related to outstanding performance based restricted stock units in 2024.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
	(in thousands)
Outstanding at December 31, 2023	167	$62.11
Granted	71	143.46
Issued Upon Vesting	(15)	111.65
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2024	223	$84.61
As of December 31, 2024, there was approximately $12,788 of total unrecognized compensation costs related to performance-based restricted stock units for which the achievement of the vesting criteria is considered probable, of which $6,086 will be incurred in 2025, $3,351 will be incurred in 2026, and $3,351 will be incurred in 2027.
Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2024 are presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2023	1,163	$47.30
Granted	—	—
Exercised	(126)	141.18
Forfeited	(44)	141.78
Outstanding at December 31, 2024	993	$51.76	3.5	$95,803
Exercisable at December 31, 2024	968	$50.36	3.4	$94,718

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Of the options exercisable at the end of December 31, 2024, 951 shares were in-the-money, which account for the entire aggregate intrinsic value.
As of December 31, 2024, there was $620 of total unrecognized compensation costs related to non-vested service period options which will be incurred in 2025.
Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual Net Sales and/or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2024 are presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2023	1,943	$75.36
Granted	—	—
Exercised	(205)	131.32
Forfeited	(53)	137.53
Expired	—	—
Outstanding at December 31, 2024	1,685	$75.69	4.2	$122,773
Exercisable at December 31, 2024	1,521	$70.92	3.9	$117,397
Of the options exercisable at the end of December 31, 2024, 1,521 shares were in-the-money, which account for the entire aggregate intrinsic value.
As of December 31, 2024, there was approximately $1,550 of total unrecognized compensation costs related to performance-based awards for which the achievement of the vesting criteria is considered probable, of which $760 will be incurred in 2025, $730 will be incurred in 2026, and $60 will be incurred in 2027.
Grant Date Fair Value of Options—There were no options granted in 2024. The weighted average grant date fair value of options (service period options and performance based options) granted in 2023 and 2022 were $35.81 and $37.39 per share, respectively.
Expected Volatility—Expected volatility was based on the historical volatility of the Company’s common stock.
Weighted Average Expected Term—The Company determined the expected term based on the “shortcut method” described in ASC 718, Compensation—Stock Compensation (an expected term based on the midpoint between the vesting date and the end of the contractual term).
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

	Year Ended December 31,
	2023	2022
Weighted average exercise price of options granted	$64.05	$67.02
Expected volatility	51.8%	52.5%
Average expected terms in years	6.4	6.5
Risk-free interest rate	4.5%	3.8%
Expected dividend yield	0.0%	0.0%
Note 13 – Net Income (Loss) Per Share Attributable to Common Stockholders:
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities. For the purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in ASC Topic 260 ("ASC 260"). In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transactions is excluded from our computation of diluted net income (loss) per share.
For the year ended December 31, 2024, diluted net income per share attributable to common stockholders is shown below. For the year ended December 31, 2023 and 2022, diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in those periods.

Year Ended December 31,
2024
Net Income Attributable to Common Stockholders	$46,925

Weighted Average Common Shares Outstanding, Basic	48,487
Service Period Stock Options	673
Restricted Stock Units	271
Performance Stock Options	824
Weighted Average Common Shares Outstanding, Diluted	50,255

Basic Net Income per Share	$0.97
Diluted Net Income per Share	$0.93

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The potentially dilutive securities excluded from the determination of diluted income per share, as their effect is antidilutive, are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Service Period Stock Options	—	1,163	1,291
Restricted Stock Units	—	372	275
Performance Stock Options	—	1,109	1,107
Convertible Notes	5,776	5,776	—
Total	5,776	8,420	2,673
Note 14 – Retirement Plan:
The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $4,198 in 2024, $3,109 in 2023 and $2,297 in 2022.
Note 15 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Major Customers—In 2024, 2023 and 2022, net sales to one of our distributors accounted for 8%, 9%, and 8% of our net sales, respectively. In 2024, 2023 and 2022, one customer accounted for more than 10% of our net sales, respectively. As of December 31, 2024, one distributor and two customers accounted for 15%, 26%, and 15% respectively, of our accounts receivable. As of December 31, 2023, one distributor and two customers accounted for 15%, 21%, and 13% respectively, of our accounts receivable.
Major Suppliers—The Company purchased approximately 70% of its raw materials from three vendors during 2024, approximately 67% of its raw materials from three vendors during 2023, and approximately 52% of its raw materials from two vendors during 2022.
The Company purchased approximately 80% of its packaging material from two vendors during 2024, 78% of its packaging material from two vendors during 2023, and approximately 80% of its packaging material from two vendors during 2022.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 16 – Segment Information:
The Company operates in one, consolidated operating and reportable segment: the manufacturing, marketing and distribution of fresh dog food, cat food, and dog treats (collectively, "fresh pet food products"). The Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
The segment derives revenues from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Revenue from transactions with external customers for each of our fresh pet food products would be impracticable to disclose and management, including the CODM, does not view its business by product line. Although the CODM does not review such information on a regular basis, refer to Note 1 – Summary of Significant Accounting Policies for information about the Company's net sales by class of retailer.
The CODM measures performance for the segment primarily based on net income (loss). The CODM uses net income (loss) to evaluate operating performance and the execution of capacity expansion plans to drive greater capital efficiency.
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet and total capital expenditures for additions to long-lived assets were $187,092, $239,093, and $230,071, for the periods ending December 31, 2024, 2023, and 2022, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Financial information, including segment revenue, significant segment expenses, and profit or loss for each of the three most recent fiscal years is presented in the table below:

	Year Ended December 31,
	2024	2023	2022
Net sales	$975,177	$766,895	$595,344
Input costs (a)	(289,642)	(261,511)	(209,561)
Quality costs (b)	(25,103)	(31,443)	(32,149)
Logistics costs (c)	(58,424)	(57,517)	(63,702)
Media costs (d)	(111,269)	(85,483)	(62,511)
Plant costs and other costs of goods sold (e)	(206,177)	(171,020)	(142,121)
Other segment selling, general and administrative items (f)	(121,884)	(107,754)	(78,827)
Depreciation and amortization	(73,615)	(58,517)	(34,555)
Share-based compensation	(49,780)	(19,775)	(23,505)
Loss on disposals of equipment	(1,284)	(4,321)	(396)
Interest and other income	11,868	13,029	1,710
Interest expense	(12,262)	(14,097)	(5,208)
Gain on equity investment	9,918	—	—
Loss on equity method investment	—	(1,890)	(3,731)
Income tax expense	(598)	(210)	(282)
Consolidated net income (loss)	$46,925	$(33,614)	$(59,494)
(a) Input costs include expenses related to the procurement of raw materials and packaging materials used in the production of finished goods.
(b) Quality costs include expenses related to quality control processes in place over the production of our dog and cat food products. This includes high pressure processing costs, which is a food preservation method that uses high pressure and cold water to inactivate pathogens and extend shelf life.
(c) Logistics costs include expenses related to the transportation of finished goods from production facilities to our customers and certain warehousing costs.
(d) Media costs include expenses related to advertising through media outlets.
(e) Plant costs and other cost of goods sold items include plant employee costs and administrative expenses directly related to the cost of goods sold.
(f) Other segment selling, general and administrative items include employee costs, chiller expenses, loss on disposals, and other administrative selling expenses.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 17 – Subsequent Events:
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective.
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
During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.
The Company has adopted a code of ethics applicable to all directors, officers, team members and agents of the Company. This code is publicly available on the Company's website at www.investors.freshpet.com. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K. It is intended to be an inactive textual reference only and is not incorporated by reference herein.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
(1)Financial Statements – See Index to the Consolidated Financial Statements appearing on page 45.
(2)Financial Statement Schedules – None.
(3)Exhibits – The exhibits listed on the accompanying Exhibit Index are furnished, filed or incorporated by reference as part of this report.
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
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2023)

4.2
Indenture, dated as of March 20, 2023, between Freshpet, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)

4.3
Form of certificate representing the 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture, dated as of March 20, 2023, between Freshpet, Inc. and U.S. Bank Trust Company, National Association, as trustee) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)

4.4	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2023)
10.1+
Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on October 7, 2020)

10.2+
Amendment to Freshpet, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on February 22, 2021)

10.3+	Professor Connor’s, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration on Form S-8 filed with the SEC on December 12, 2014)
10.4+	Professor Connor’s, Inc. 2006 Stock Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration on Form S-8 filed with the SEC on December 12, 2014)
10.5+
Form of Restricted Stock Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 27, 2014)

10.6+
Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 27, 2014)

10.7+
Form of Incentive Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 27, 2014)

10.8+
Form of Nonqualified Stock Option Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 27, 2014)

10.9+
Form of Stock Appreciation Rights Agreement Pursuant to the Freshpet, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 27, 2014)

10.10*+	Summary of Non-Employee Director Compensation Arrangements
10.11+
Employment Agreement, dated as of July 27, 2016, by and between Freshpet, Inc. and William B. Cyr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

10.12+
Form of Employment Agreement between Scott Morris and Freshpet, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 4, 2014)

Exhibit No.	Description
10.13+
Separation Agreement and General Release of Claims, dated October 13, 2022, by and among the Company and Heather Pomerantz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)

10.14+
Employment Agreement, dated October 27, 2022, by and among the Company and Todd Cunfer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2022)

10.15+
Employment Agreement, dated as of July 6, 2015, by and between Freshpet, Inc. and Stephen Weise (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, Amendment No. 1, filed with the SEC on April 30, 2019)

10.16+
Form of Employment Agreement between Cathal Walsh and Freshpet, Inc. (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 4, 2014)

10.17+
Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and William B. Cyr, dated September 6, 2016 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

10.18+
Nonqualified Stock Option Inducement Award Agreement by and between Freshpet, Inc. and Heather Pomerantz, dated January 12, 2020 (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, filed with the SEC on October 7, 2020)

10.19+
Inducement Nonqualified Stock Option Award Agreement by and between Todd Cunfer and Freshpet, Inc., effective as of December 1, 2022 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the SEC on November 7, 2024)

10.20+
Inducement Restricted Stock Unit Award Agreement by and between Todd Cunfer and Freshpet, Inc., effective as of December 1, 2022 (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed with the SEC on November 7, 2024)

10.21+
Inducement Restricted Stock Unit Award Agreement by and between Nicola Baty and Freshpet, Inc., effective as of September 1, 2024 (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 filed with the SEC on November 7, 2024)

10.22+
Inducement Restricted Stock Unit Award Agreement by and between Nicola Baty and Freshpet, Inc., effective as of September 1, 2024 (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 filed with the SEC on November 7, 2024)

10.23
Form of Indemnification Agreement between Freshpet, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.31 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 4, 2014)

10.24
Cooperation Agreement, by and between Freshpet, Inc. and JANA Partners LLC, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 21, 2023)

10.25	Freshpet, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2024)
10.26	Freshpet, Inc. Key Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2024)
10.27	Form Participation Letter for Key Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2024)
10.28	Cyr Participation Letter for Key Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2024)
19.1*	Insider Trading Plan
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
97.1
Freshpet, Inc. Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2024)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Furnished herewith.
+Indicates a management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 20, 2025.
FRESHPET, INC.
By: /s/ William B. Cyr
William B. Cyr
Chief Executive Officer
(Principal Executive Officer)
By: /s/ Todd Cunfer
Todd Cunfer
Chief Financial Officer
(Principal Financial and Accounting Officer)
* * * *
Power of Attorney
Each person whose signature appears below constitutes and appoints each of William B. Cyr, Todd Cunfer or Lisa Alexander, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025

/s/ Todd Cunfer Todd Cunfer	Chief Financial Officer (Principal Accounting and Financial Officer)	February 20, 2025

/s/ Olu Beck Olu Beck	Director	February 20, 2025

/s/ David Biegger David Biegger	Director	February 20, 2025

/s/ Daryl G. Brewster Daryl G. Brewster	Director	February 20, 2025

/s/ Walter N. George III Walter N. George III	Director	February 20, 2025

/s/ Jacki S. Kelley Jacki S. Kelley	Director	February 20, 2025

/s/ Lauri Kien Kotcher Lauri Kien Kotcher	Director	February 20, 2025

/s/ Timothy McLevish Timothy McLevish	Director	February 20, 2025

/s/ Leta D. Priest Leta D. Priest	Director	February 20, 2025

/s/ Joseph Scalzo Joseph Scalzo	Director	February 20, 2025

/s/ Craig D. Steeneck Craig D. Steeneck	Director	February 20, 2025

/s/ David J. West David J. West	Director	February 20, 2025