Form 10-Q
period 2025-03-31
Freshpet, Inc.
filed 2025-05-05
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 1, 2025 the registrant had 48,777,091 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements
This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," “expect," "forecast," "outlook," "potential," "project," "projection," "plan," "target," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
•changes in global trade policy, including imposing tariffs on certain goods imported into the United States of America. Any continued changes in global trade policy could trigger additional retaliatory actions by affected countries, resulting in "trade wars" which may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes;
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
•the ability of our distributors to facilitate sales;
•the impact of consumer uncertainty on pet adoption and new customer acquisition rates;
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

•sustained disruptions within the agriculture industry, including diseases affecting livestock (such as highly pathogenic avian influenza ("HPAI")), or agricultural labor shortages, including as a result of U.S. immigration policy;
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
•actions of activist stockholders;
•volatility in the price of our common stock; and
•other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under "Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,732	$268,633
Accounts receivable, net of allowance for doubtful accounts	62,654	68,419
Inventories, net	82,017	80,794
Prepaid expenses	13,922	16,026
Other current assets	3,067	3,126
Total Current Assets	405,392	436,998
Property, plant and equipment, net	1,082,203	1,065,869
Deposits on equipment	433	1,047
Operating lease right of use assets	3,057	3,366
Long term investment in equity securities	33,446	33,446
Other assets	34,493	34,152
Total Assets	$1,559,024	$1,574,878
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,763	$39,164
Accrued expenses	36,290	56,263
Current operating lease liabilities	1,355	1,322
Current finance lease liabilities	2,166	2,120
Total Current Liabilities	$82,574	$98,869
Convertible senior notes	395,698	395,163
Long term operating lease liabilities	1,863	2,213
Long term finance lease liabilities	29,400	23,273
Total Liabilities	$509,535	$519,518
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,788 issued and 48,774 outstanding on March 31, 2025, and 48,716 issued and 48,702 outstanding on December 31, 2024	49	49
Additional paid-in capital	1,344,775	1,338,160
Accumulated deficit	(294,503)	(281,806)
Accumulated other comprehensive loss	(576)	(787)
Treasury stock, at cost — 14 shares on March 31, 2025 and on December 31, 2024	(256)	(256)
Total Stockholders' Equity	1,049,489	1,055,360
Total Liabilities and Stockholders' Equity	$1,559,024	$1,574,878
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
NET SALES	$263,249	$223,849
COST OF GOODS SOLD	159,461	135,691
GROSS PROFIT	103,788	88,158
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	115,285	79,695
(LOSS) INCOME FROM OPERATIONS	(11,497)	8,463
OTHER (EXPENSES) INCOME:
Interest and Other Income, net	2,393	3,335
Interest Expense	(3,459)	(3,060)
Gain on Equity Investment	—	9,918
	(1,066)	10,193
(LOSS) INCOME BEFORE INCOME TAXES	(12,563)	18,656
INCOME TAX EXPENSE	134	54
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,697)	$18,602
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$211	$(118)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	211	(118)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(12,486)	$18,484
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$(0.26)	$0.38
-DILUTED	$(0.26)	$0.37
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,733	48,320
-DILUTED	48,733	50,049
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
Exercise of options to purchase common stock	4	—	157	—	—	—	—	157
Vesting of restricted stock units	68	—	(2,918)	—	—	—	—	(2,918)
Share-based compensation expense	—	—	9,376	—	—	—	—	9,376
Foreign currency translation	—	—	—	—	211	—	—	211
Net loss	—	—	—	(12,697)	—	—	—	(12,697)
BALANCES, March 31, 2025	48,788	$49	$1,344,775	$(294,503)	$(576)	14	$(256)	$1,049,489

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	105	—	2,815	—	—	—	—	2,815
Vesting of restricted stock units	67	—	(2,082)	—	—	—	—	(2,082)
Share-based compensation expense	—	—	5,173	—	—	—	—	5,173
Foreign currency translation	—	—	—	—	(118)	—	—	(118)
Net income	—	—	—	18,602	—	—	—	18,602
BALANCES, March 31, 2024	48,449	48	$1,288,890	$(310,129)	$(709)	14	$(256)	$977,844

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,697)	$18,602
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Provision for loss on accounts receivable	11,452	4
Loss on disposal of property, plant and equipment	744	150
Share-based compensation	8,816	6,221
Inventory obsolescence	—	699
Depreciation and amortization	21,827	15,902
Amortization of deferred financing costs	535	514
Change in operating lease right of use asset	309	379
Gain on equity investment	—	(9,918)
Changes in operating assets and liabilities:
Accounts receivable	(5,609)	(11,757)
Inventories	(2,952)	(7,817)
Prepaid expenses and other current assets	688	548
Other assets	(1,102)	(691)
Accounts payable	4,574	9,909
Accrued expenses	(21,461)	(16,943)
Operating lease liability	(317)	(396)
Net cash flows provided by operating activities	4,807	5,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(26,491)	(46,473)
Net cash flows used in investing activities	(26,491)	(46,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholdings related to net shares settlements of restricted stock units	(2,861)	(223)
Principal payments under finance lease obligations	(513)	(502)
Proceeds from exercise of options to purchase common stock	157	2,815
Net cash flows (used in) provided by financing activities	(3,217)	2,090
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,901)	(38,977)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	268,633	296,871
CASH AND CASH EQUIVALENTS, END OF PERIOD	$243,732	$257,894
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$5,945	$6,591
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$7,789	$17,332
Non-cash addition of finance lease to property, plant and equipment	$7,236	$—
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$58	$1,859
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025, the results of its operations and changes to stockholders’ equity for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under Accounting Standards Codification (ASC) Topic 321 ("ASC 321"), Investments - Equity Securities. As of March 31, 2025, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of March 31, 2025.
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
A valuation allowance is appropriate when management believes it is more likely than not (a probability level of more than 50%) that the deferred tax asset will not be realized. This evaluation utilizes the framework contained in ASC Topic 740, Income Taxes, pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. At December 31, 2024, the Company determined that a full valuation of its net deferred tax assets and liabilities is appropriate.
The Company will continue to monitor the realizability of its net deferred tax assets in the future and determine the necessity or changes to such valuation allowance based on future positive and negative evidence. Currently, we maintain a full valuation allowance against our deferred tax assets as the evidence supporting the maintenance of a full valuation allowance outweighs the evidence supporting any release.
Share-based compensation - The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Service and performance based restricted stock units are measured based on the fair market value of the underlying stock on the dates of the grants whereas market based restricted stock units, such as total shareholder return awards, are measured using the Monte-Carlo simulation. Share awards are amortized under the straight-line method over the requisite service period of the entire award. The Company accounts for forfeitures as they occur.
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of March 31, 2025, the Company had $99,741 of treasury bills within cash equivalents, which included $350

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
of amortized discount. As of December 31, 2024, the Company had $109,608 of treasury bills within cash equivalents, which included $300 of amortized discount.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. For the three months ended March 31, 2025, we recognized a provision for loss on accounts receivable of $11,452, of which $10,680 was attributable to the liquidation of one of our pet specialty distributors.
Implementation Costs of Cloud Computing Arrangement – As of March 31, 2025 and December 31, 2024, the Company's deferred implementation costs of systems associated with cloud computing arrangements, which are reflected within prepaid and other assets, were $9,201 and $8,965, respectively. The cost will be recognized over the term of the agreements.
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of March 31, 2025, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
Refer to Note 5 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.
As of March 31, 2025, the Company maintained Level 1 and Level 2 assets and liabilities.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended March 31,
	2025	2024
Grocery, Mass, International and Digital	$215,156	$184,429
Pet Specialty and Club	48,093	39,420
Net Sales	$263,249	$223,849
The pet specialty and club class of retailers service a specific consumer through specialized offerings, which include value focused and or premium products. In contrast, grocery, mass, international and digital offer a wide variety of products.
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
Note 2 – Inventories, net:

	March 31, 2025	December 31, 2024
Raw Materials and Work in Process	$17,861	$16,289
Packaging Components Material	6,688	7,296
Finished Goods	57,468	57,209
Inventories, net	$82,017	$80,794

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 3 – Property, Plant and Equipment, net:

	March 31, 2025	December 31, 2024
Refrigeration Equipment	$201,699	$193,249
Machinery and Equipment	333,298	279,093
Building, Land and Improvements	719,186	712,209
Furniture and Office Equipment	15,213	13,570
Leasehold Improvements	12	12
Construction in Progress	60,811	104,526
Finance Lease Right of Use Asset	35,714	28,478
	1,365,933	1,331,137
Less: Accumulated Depreciation and Amortization	(283,730)	(265,268)
Property, Plant and Equipment, net	$1,082,203	$1,065,869
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2025 totaled $20,918, of which $15,864, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2024 totaled $15,806, of which $11,351, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Accrued Expenses:

	March 31, 2025	December 31, 2024
Accrued Compensation and Employee Related Costs	$7,943	$34,550
Accrued Corporate and Marketing Expenses	5,917	4,166
Accrued Production Expenses	5,637	4,176
Accrued Legal Obligations	4,987	—
Accrued Freight	3,716	4,358
Accrued Chiller Cost	3,276	3,468
Accrued Construction Costs	2,617	190
Accrued Customer Consideration	227	735
Accrued Interest	—	3,019
Other Accrued Expenses	1,970	1,601
Accrued Expenses	$36,290	$56,263
Note 5 – Convertible Senior Notes:
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
The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.0% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023. The

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Convertible Notes will mature on April 1, 2028 unless earlier converted, redeemed or repurchased by us. Before January 3, 2028, noteholders will have the right to convert their Convertible Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of our common stock, par value $0.001 per share (the "common stock"), for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five consecutive business day period immediately after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes, as determined following a request by a holder or holders of the Convertible Notes in the manner described in the indenture pursuant to which the Convertible Notes were issued and are governed (the “Indenture”), for each trading day of the measurement period, was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Notes for redemption, but only with respect to the convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events (e.g., a fundamental change or the making of certain distributions). On or after January 3, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert its Convertible Notes at any time, regardless of the foregoing circumstances.
As of December 31, 2024 noteholders had the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the subsequent quarter. No early conversions occurred as of March 31, 2025 or since inception. As of March 31, 2025, noteholders no longer have the right to early convert under the 130% early conversion feature.
We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate for the Convertible Notes is 14.3516 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $69.68 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, in connection with a make-whole fundamental change (as defined in the Indenture), which shall include, among other things the Company's delivery of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or redemption, as the case may be.
We may not redeem the Convertible Notes prior to April 3, 2026. We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after April 3, 2026 and on or before the 40th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we send the notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, we may not redeem less than all of the outstanding Convertible Notes unless at least $100.0 million aggregate principal amount of Convertible Notes are outstanding and not called for redemption as of the time we send the related redemption notice.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of March 31, 2025:

	As of March 31, 2025
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	395,698	589,019
Total	395,698	589,019
(1)The carrying amounts presented are net of unamortized debt issuance costs of $6,802 as of March 31, 2025.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three months ended March 31, 2025 and 2024 recognized related to the Convertible Notes consists of the following:

	Three Months Ended March 31,

	2025	2024
Contractual interest expense	3,019	3,019
Amortization of issuance costs	535	514
Total	3,554	3,533

As of March 31, 2025 and 2024, the interest expense incurred to date was paid in full, with $0 of accrued interest expense as of the quarter end. Of the $3,019 of interest expense incurred during the three months ended March 31, 2025 and 2024, respectively, approximately $635 and $1,045 of interest expense, respectively, was capitalized to construction in progress, as the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion in Ennis, Texas. As of March 31, 2025 and 2024, $1,422 and $0 of capitalized interest was reclassified from construction in progress to assets placed in service.
Note 6 – Purchase of Capped Call Options:
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of March 31, 2025, the instrument continued to qualify for equity classification.
Note 7 – Leases
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
We also have finance lease agreements for manufacturing equipment and land with initial terms of ten years and twenty years, with options to extend the lease terms by the corresponding number of years, which the Company is not reasonably certain to exercise. The manufacturing equipment agreement does not include termination options for either party to the lease or restrictive financial or other covenants. The land agreement contains termination options that are not wholly within the control of the Company, and therefore, are not considered as part of the term of the lease.
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	2.27	10.74
Weighted-average discount rate	7.3%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance leases as of March 31, 2025 were as follows:

	As of March 31, 2025
	Operating Leases	Finance Lease
2025 (a)	$1,158	$3,166
2026	1,575	4,791
2027	778	4,810
2028	—	4,831
2029 and beyond	—	32,232
Total lease payments	$3,511	$49,830
Less: Imputed interest	(293)	(18,264)
Present value of lease liabilities	$3,218	$31,566
(a)Excluding the three months ended March 31, 2025.
A summary of lease costs for the three months ended March 31, 2025 and 2024 were as follows:

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

		Three Months Ended March 31,
		2025	2024
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$373	$438

Finance Lease:
Amortization of right of use asset	Cost of goods sold	$712	$676
Interest on lease liabilities	Interest expense	$542	$553
Variable lease cost (b)	Inventory/Cost of goods sold (b)	$5,282	$3,361
(b)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three months ended March 31, 2025 and 2024, $5,282 and $3,361, respectively, of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024 are as follows:

		As of March 31, 2025	As of December 31, 2024
Assets:
Operating leases	Operating lease right of use assets	$3,057	$3,366
Finance lease, net	Property, plant and equipment, net	30,731	24,206
Total lease assets		$33,788	$27,572

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,355	$1,322
Finance lease liabilities	Current finance lease liabilities	2,166	2,120
Non-current:
Operating lease liabilities	Long term operating lease liabilities	1,863	2,213
Finance lease liabilities	Long term finance lease liabilities	29,400	23,273
Total lease liabilities		$34,784	$28,928
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Three Months Ended March 31,
Operating cash flow information:	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$380	$454
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$542	$553
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$513	$502

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 8 – Equity Incentive Plans (in thousands, except share data):
Total compensation cost for share-based payments recognized for the three months ended March 31, 2025 totaled $8,816, of which $1,283 was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.
Total compensation cost for share-based payments recognized for the three months ended March 31, 2024 totaled $5,005, of which $1,405 was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense. The share-based compensation cost includes an adjustment related to the reassessment of the probability of achieving performance conditions related to certain outstanding share-based awards.
During the three months ended March 31, 2025, no service based and performance based stock options were granted and 4,338 stock options were exercised.
During the three months ended March 31, 2025, 128,820 service based restricted stock units were granted at a weighted average grant-date fair market value of $89.33. During the three months ended March 31, 2025, 67,632 restricted stock units vested.
During the three months ended March 31, 2025, 40,314 units of performance based and total shareholder return ("TSR") based restricted stock units were granted, which will vest at the end of the 3 year performance period; however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2.5 times the number of target units awarded. The TSR units were granted at a weighted average grant-date fair market value of $87.51.

Note 9 – Net (Loss) Income Per Share Attributable to Common Stockholders:
Basic net (loss) income per share of common stock is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in ASC Topic 260 ("ASC 260"). In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net (loss) income per share. Accordingly, any potential impact resulting from capped call transactions is excluded from our computation of diluted net (loss) income per share.
For the three months ended March 31, 2025 and 2024, diluted net (loss) income per share attributable to common stockholders is shown below. For the three months ended March 31, 2025, diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in that period.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net (Loss) Income Attributable to Common Stockholders	$(12,697)	$18,602

Weighted Average Common Shares Outstanding, Basic	48,733	48,320
Service Period Stock Options	—	679
Restricted Stock Units	—	214
Performance Stock Options	—	836
Weighted Average Common Shares Outstanding, Diluted	48,733	50,049

Basic Net (Loss) Income per Share	$(0.26)	$0.38
Diluted Net (Loss) Income per Share	$(0.26)	$0.37
The potentially dilutive securities excluded from the determination of diluted net (loss) income per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Service Period Stock Options	567	—
Restricted Stock Units	271	—
Performance Stock Options	765	—
Convertible Notes	5,776	5,776
Total	7,379	5,776
Note 10 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Note 11 – Commitments and Contingencies:
Commitments - In August 2023, we entered into a lease arrangement for a to-be constructed office space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur by the end of the second quarter of 2025. As of March 31, 2025, the future commitments related to this arrangement are not determinable as they are variable in nature.
The Company’s executives are participants in the Freshpet Key Executive Severance Plan requiring the Company to pay severance in the event of certain terminations as detailed therein.
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
On April 8, 2022, Phillips Feed Service, Inc., d/b/a Phillips Feed And Pet Supply ("Phillips") filed a complaint against the Company in U.S. District Court for the Eastern District of Pennsylvania (Allentown Division) (the

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
"EDPA") for damages allegedly sustained as a result of the termination of the Company's distribution arrangement with Phillips, a former distributor of Freshpet products. Phillips asserts a claim for breach of contract, and seeks monetary damages in excess of $8,300 based on a claimed "termination payment" under a 2018 "Letter Of Intent" and additional damages based on a claim for improper notice of termination. Phillips also claims a right of setoff with respect to monies owed by Phillips to the Company.
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
Discovery in this action has closed. A hearing was held on December 4, 2024 with respect to Phillips’ Motion for Partial Summary Judgment ("MSJ") and the Company's Response in Opposition thereto.
On March 14, 2025, the EDPA partially granted the MSJ as to Phillips’ breach of contract claim, finding that Phillips is entitled to a “termination payment” in the amount of $4,987 (which the Company has accrued as of March 31, 2025), but denied the MSJ as to Phillips’ claim for a right of offset against the accounts receivable owed by Phillips to the Company. The court has set a trial date of September 22, 2025 on the remaining issues.
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
Note 12 – Segments:
The Company operates in one consolidated operating and reportable segment: the manufacturing, marketing and distribution of fresh dog food, cat food, and dog treats (collectively, "fresh pet food products"). The Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
The segment derives revenues from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Revenue from transactions with external customers for each of our fresh pet food products would be impracticable to disclose and management, including the CODM, does not view its business by product line. Although the CODM does not review such information on a regular basis, refer to Note 1 — Summary of Significant Accounting Policies for information about the Company's net sales by class of retailer.
The CODM measures performance for the segment primarily based on net (loss) income. The CODM uses net (loss) income to evaluate operating performance and the execution of capacity expansion plans to drive greater capital efficiency.
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet and total capital expenditures for additions to long-lived assets were $26,491 and $46,473, for the three months ended March 31, 2025 and 2024, respectively.
Financial information, including segment revenue, significant segment expenses, and profit or loss for the three months ended March 31, 2025 and 2024 is presented in the table below:

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$263,249	$223,849
Input costs (a)	(77,087)	(69,824)
Quality costs (b)	(5,879)	(6,363)
Logistics costs (c)	(15,386)	(14,341)
Media costs (d)	(39,791)	(32,090)
Plant costs and other costs of goods sold (e)	(59,326)	(45,510)
Other segment selling, general and administrative items (f)	(45,890)	(24,985)
Depreciation and amortization	(21,827)	(15,902)
Share-based compensation	(8,816)	(6,221)
Loss on disposals of equipment	(744)	(150)
Interest and other income	2,393	3,335
Interest expense	(3,459)	(3,060)
Gain on equity investment	—	9,918
Income tax expense	(134)	(54)
Consolidated net income (loss)	$(12,697)	$18,602
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
(f) Other segment selling, general and administrative items include employee costs, chiller expenses, and other administrative selling expenses.

Note 13 – Subsequent Events:
The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued for recognition or disclosures.
The Company did not identify any recognized or unrecognized subsequent events that require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report").
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

Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 28,521 retail stores as of March 31, 2025. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
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
Share-based compensation. The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Service and performance based restricted stock units are measured based on the fair market value of the underlying stock on the dates of the grants whereas market based restricted stock units, such as total shareholder return awards, are measured using the Monte-Carlo simulation. Share awards are amortized under the straight-line method over the requisite service period of the entire award. The Company accounts for forfeitures as they occur.
Other general & administrative costs. Other general and administrative costs include non-plant personnel salaries and benefits, as well as corporate general & administrative costs.
Income Taxes
We had federal net operating loss (“NOL”) carry forwards of approximately $391.5 million as of December 31, 2024, of which, approximately $146.7 million, generated in 2017 and prior, will expire between 2028 and 2037. The NOLs generated from 2018 through 2023, of approximately $244.8 million, will have an indefinite carryforward period but, can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2024, we had approximately $278.4 million of state NOLs, which expire between 2025 and 2046, and had $27.6 million of foreign NOLs in the United Kingdom which do not expire. At December 31, 2024, we had a full valuation allowance against our net deferred tax assets as the realization of such assets was not considered more likely than not.
We will continue to monitor the realizability of our net deferred tax assets in the future and determine the necessity of changes to such valuation allowance based on future positive and negative evidence. Currently, we maintain a full valuation allowance against our deferred tax assets as the evidence supporting the maintenance of a full valuation allowance outweighs the evidence supporting any release.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended March 31,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Net sales	$263,249	100%	$223,849	100%
Cost of goods sold	159,461	61%	135,691	61%
Gross profit	103,788	39%	88,158	39%
Selling, general, and administrative expenses	115,285	44%	79,695	36%
(Loss) income from operations	(11,497)	(4)%	8,463	4%
Interest and other income, net	2,393	1%	3,335	1%
Interest expense	(3,459)	(1)%	(3,060)	(1)%
Gain on equity investment	—	—%	9,918	4%
(Loss) income before income taxes	(12,563)	(5)%	18,656	8%
Income tax expense	134	—%	54	—%
Net (loss) income	$(12,697)	(5)%	$18,602	8%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$215,156	82%	$184,429	82%
Pet Specialty and Club	48,093	18%	39,420	18%
Net Sales	$263,249	100%	$223,849	100%
Net sales increased $39.4 million, or 17.6%, to $263.2 million for the three months ended March 31, 2025 as compared to $223.8 million in the same period in the prior year. The $39.4 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $30.7 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 14.9% and favorable price/mix of 2.7%.
Gross Profit
Gross profit was $103.8 million for the three months ended March 31, 2025, compared to $88.2 million in the prior year period. Gross profit as a percentage of net sales remained consistent at 39.4% for both periods, as the benefit from lower input costs and reduced quality costs was fully offset by reduced leverage on plant expenses.

Adjusted Gross Profit for the three months ended March 31, 2025, was $120.2 million, or 45.7% as a percentage of net sales, compared to $101.5 million, or 45.3% as a percentage of net sales, in the prior year period. -See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $115.3 million for the three months ended March 31, 2025, compared to $79.7 million in the prior year period. As a percentage of net sales, SG&A increased to 43.8% for the three months ended March 31, 2025, compared to 35.6% in the prior year period. The increase in SG&A as a percentage of net sales was primarily due to increased media as a percentage of net sales, higher share-based compensation and non-recurring charges in the current period, including an accounts receivable write-off in connection with the liquidation of one of our pet specialty distributors, an accrual for legal obligations related to the ongoing litigation with Phillips, and termination costs due to a business change in our international go-to-market strategy, partially offset by reduced logistics as a percentage of net sales.
Adjusted SG&A for the three months ended March 31, 2025, was $84.7 million, or 32.2% as a percentage of net sales, compared to $70.9 million, or 31.7% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
(Loss) Income from Operations
As a result of the factors discussed above, income from operations decreased by $20.0 million to a loss from operations of $11.5 million for the three months ended March 31, 2025 as compared to an income from operations of $8.5 million for the prior year period.
Interest and Other Income, net
The Company recorded interest and other income, net of $2.4 million for the three months ended March 31, 2025 as a result of interest income generated from cash and cash equivalents as compared to $3.3 million for the three months ended March 31, 2024.
Interest Expense
Interest expense increased $0.4 million to $3.5 million for the three months ended March 31, 2025 as compared to $3.1 million for the same period in the prior year. The increase was primarily driven by a $0.4 million increase in interest expense on our Convertible Notes due to a decrease in capitalized interest compared to prior year period as a result of assets placed into service.
Net (Loss) Income
Net income decreased $31.3 million to a net loss of $12.7 million for the three months ended March 31, 2025, as compared to a net income of $18.6 million for the same period in the prior year due to increased SG&A expenses, including increased media spend of $7.7 million and non-recurring charges of $16.9 million, which was partially offset by contributions from higher sales and reduced logistics costs as a percentage of net sales.
Adjusted EBITDA
Adjusted EBITDA was $35.5 million for the three months ended March 31, 2025, compared to $30.6 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales (Adjusted EBITDA Margin)
Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, loss on disposal of equipment, distributor transition costs, legal obligation and international business changes. EBITDA represents net (loss) income plus interest expense net of interest income, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA less gain on equity investment, plus non-cash share-based compensation expense, loss on disposal of property, plant and equipment, distributor transition costs, legal obligation, and international business changes.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Net (loss) income	$(12,697)	$18,602
Depreciation and amortization	21,116	15,745
Interest expense, net of interest income	1,064	(275)
Income tax expense	134	54
EBITDA	9,617	34,126
Non-cash share-based compensation (a)	8,816	6,221
Loss on disposal of property, plant and equipment	161	150
Distributor transition costs (b)	10,680	—
Legal obligation (c)	4,987	—
International business charges (d)	1,273	—
Gain on equity investment	—	(9,918)
Adjusted EBITDA	$35,534	$30,579
Adjusted EBITDA as a % of Net Sales	13.5%	13.7%
(a)Includes true-ups to share-based compensation expense in prior period. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA margins, Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When the probability of achieving such performance conditions changes, the compensation cost previously recorded is adjusted as needed. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.
(b)Represents a non-recurring loss as a result of an accounts receivable write-off in connection with the liquidation of one of our pet specialty distributors. Concurrent with its liquidation, we transitioned to a new distribution partner, who is a leading pet specialty distributor and who we anticipate will facilitate sales to pet specialty stores. Thus, despite the transitory impact during the first quarter of 2025, our ability to continue to generate sales is consistent with what we would expect to generate within the pet specialty channel.
(c)Represents an accrual for legal obligations related to the ongoing litigation with Phillips.
(d)Represents termination costs due to a business change in our international go-to-market strategy.
The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Gross profit	$103,788	$88,158
Depreciation expense	15,179	10,675
Non-cash share-based compensation	1,283	2,622
(Loss) gain on disposal of manufacturing equipment	(5)	21
Adjusted Gross Profit	120,245	101,476
Adjusted Gross Profit as a % of Net Sales	45.7%	45.3%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
SG&A expenses	$115,285	$79,695
Depreciation and amortization expense	5,937	5,070
Non-cash share-based compensation (a)	7,533	3,600
Loss on disposal of equipment	166	129
Distributor transition costs (b)	10,680	—
Legal obligation (c)	4,987	—
International business charges (d)	1,273	—
Adjusted SG&A Expenses	$84,709	$70,896
Adjusted SG&A Expenses as a % of Net Sales	32.2%	31.7%
(a)Includes true-ups to share-based compensation expense in prior period. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA margins, Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When the probability of achieving such performance conditions changes, the compensation cost previously recorded is adjusted as needed. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.
(b)Represents a non-recurring loss as a result of an accounts receivable write-off in connection with the liquidation of one of our pet specialty distributors. Concurrent with its liquidation, we transitioned to a new distribution partner, who is a leading pet specialty distributor and who we anticipate will facilitate sales to pet specialty stores. Thus, despite the transitory impact during the first quarter of 2025, our ability to continue to generate sales is consistent with what we would expect to generate within the pet specialty channel.
(c)Represents an accrual for legal obligations related to the ongoing litigation with Phillips.
(d)Represents termination costs due to a business change in our international go-to-market strategy.

Liquidity and Capital Resources
To meet our capital needs, we issued approximately $402.5 million in convertible notes in March 2023 (the “Convertible Notes”), used $66.2 million of the proceeds to enter into capped call transactions, and used $11.0 million of the proceeds on debt issuance related costs.
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the three months ended March 31, 2025, we spent approximately $26.5 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $223.5 million in the remainder of fiscal year 2025.
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

Additionally, our cash flow generation ability is subject to general economic factors at the international, national and regional levels, including but not limited to increased interest rates and inflation, tariffs, trade wars, recession, financial, competitive, legislative and regulatory factors and other factors that are beyond our control, including government or regulatory shutdowns or defunding, or disruptions with or increased costs imposed by our key suppliers or others within our supply chain. Further, such macroeconomic factors could negatively impact consumer sentiment, resulting in reduced demand and changes in purchasing behaviors for some or all of our products. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.

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
The following table sets forth, for the periods indicated, our working capital:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Cash and cash equivalents	243,732	268,633
Accounts receivable, net of allowance for doubtful accounts	62,654	68,419
Inventories, net	82,017	80,794
Prepaid expenses	13,922	16,026
Other current assets	3,067	3,126
Accounts payable	(42,763)	(39,164)
Accrued expenses	(36,290)	(56,263)
Current operating lease liabilities	(1,355)	(1,322)
Current finance lease liabilities	(2,166)	(2,120)
Total Working Capital	322,818	338,129

Working capital consists of current assets net of current liabilities. Working capital decreased $15.3 million to $322.8 million as of March 31, 2025 compared with working capital of $338.1 million as of December 31, 2024. The decrease was primarily a result of a decrease of $24.9 million in cash and cash equivalents, a decrease of $5.8 million in accounts receivable, a decrease of $2.1 million in prepaid expenses and an increase of $3.6 million in accounts payable as a result of timing. The decrease was partially offset by an increase of $1.2 million in inventories, net. and a decrease of $20.0 million in accrued expenses due to timing.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of March 31, 2025, our capital resources consisted primarily of $243.7 million of cash and cash equivalents on hand.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Cash at the beginning of period	268,633	296,871
Net cash provided by operating activities	4,807	5,406
Net cash used in investing activities	(26,491)	(46,473)
Net cash (used in) provided by financing activities	(3,217)	2,090
Cash at the end of period	243,732	257,894
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net (loss) income adjusted for certain non-cash items (i.e., provision for loss on accounts receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs, change in operating lease right of use asset, and gain on equity investment).
2025
Net cash provided by operating activities of $4.8 million for the three months ended March 31, 2025, was primarily attributed to:
•$31.0 million of net income, adjusted for reconciling non-cash items, which excludes $43.7 million of non-cash items related to $21.8 million of depreciation and amortization, $11.5 of provision for loss on accounts receivable, $8.8 million of share-based compensation, $0.5 million of amortization of deferred financing costs, $0.7 million of loss on disposal of property, plant and equipment, and $0.3 million of change in operating lease right of use asset.

This was partially offset by:
•$26.2 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accrued expenses, accounts receivable, inventories, and other assets, partially offset by the change in accounts payable and prepaid expenses and other current assets.

2024
Net cash provided by operating activities of $5.4 million for the three months ended March 31, 2024, was primarily attributed to:
•$32.6 million of net income, adjusted for reconciling non-cash items, which excludes $14.0 million of non-cash items related to $15.9 million of depreciation and amortization, $6.2 million of share-based compensation including amortization of warrants, $0.7 million of reserve for inventory obsolescence, $0.5 million of amortization of deferred financing costs, $0.4 million of change in operating lease right of use asset and $0.2 million of loss on disposal of property, plant and equipment, partially offset by $9.9 million of gain on equity investment

This was partially offset by:
•$27.2 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accrued expenses, accounts receivable, inventories, other assets, and operating lease liability, primarily offset by the change in accounts payable and prepaid expenses and other current assets.
Net Cash Used in Investing Activities
2025
Net cash used in investing activities of $26.5 million for the three months ended March 31, 2025, was primarily attributed to:
•$26.5 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2024
Net cash used in investing activities of $46.5 million for the three months ended March 31, 2024, was primarily attributed to:
•$46.5 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
Net Cash (Used in) Provided by Financing Activities
2025
Net cash used in financing activities of $3.2 million for the three months ended March 31, 2025, was primarily attributed to:
•$2.9 million for tax withholdings related to net share settlements of restricted stock units; and
•$0.5 million for principal payments under finance lease obligations.
This was partially offset by:
•$0.2 million cash proceeds from the exercise of stock options.
2024
Net cash provided by financing activities of $2.1 million for the three months ended March 31, 2024, was primarily attributed to:
•$2.8 million cash proceeds from the exercise of stock options.
This was partially offset by:.
•$0.2 million for tax withholdings related to net share settlements of restricted stock units; and
•$0.5 million for principal payments under finance lease obligations.

Indebtedness
For a discussion of our material indebtedness, see Note 5 to our (unaudited) condensed consolidated financial statements included in this report.
Contractual Obligations
There were no material changes to our commitments under contractual obligations, as disclosed in our Annual Report, except as noted in Note 7 - Leases and Note 11 - Commitments and Contingencies to our (unaudited) condensed consolidated financial statements.
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
Commodity Price and Inflation Risk
We purchase certain products and services that are affected by commodity prices, including, but not limited to, agricultural products. These products are subject to price volatility caused by weather, market conditions, disease, government programs and policies, labor availability and availability of similar or competitive products, and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.

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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the quarter ended March 31, 2025 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of March 31, 2025, there were no forward contracts outstanding.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in various claims and legal actions that arise in the ordinary course of our business. While the results of such litigation proceedings cannot be predicted with certainty, management believes none of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 11 - Commitments and Contingencies for additional discussion of pending litigation.
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
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6.                      Exhibits

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan
10.2*+	Form of Performance-Based Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan
10.3*	Form of Retention Award Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan
10.4*+	Form of Retention Award Performance-Based Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+
Certain provisions or terms of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. These omissions are indicated by bolded brackets. The Company agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2025	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)