Form 10-Q
period 2025-06-30
Freshpet, Inc.
filed 2025-08-04
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36729
_______________________________________________
FRESHPET, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________

Delaware	20-1884894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 US-206, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 1, 2025 the registrant had 48,779,873 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to successfully implement new processes and systems as we continue to improve our Enterprise Resource Planning ("ERP");
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,684	$268,633
Accounts receivable, net of allowance for doubtful accounts	60,375	68,419
Inventories, net	90,583	80,794
Prepaid expenses	10,702	16,026
Other current assets	3,833	3,126
Total Current Assets	409,177	436,998
Property, plant and equipment, net	1,101,367	1,065,869
Deposits on equipment	450	1,047
Operating lease right of use assets	67,505	3,366
Long term investment in equity securities	33,446	33,446
Other assets	35,549	34,152
Total Assets	$1,647,494	$1,574,878
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,817	$39,164
Accrued expenses	37,872	56,263
Current operating lease liabilities	2,074	1,322
Current finance lease liabilities	2,218	2,120
Total Current Liabilities	$84,981	$98,869
Convertible senior notes	396,237	395,163
Long term operating lease liabilities	65,655	2,213
Long term finance lease liabilities	28,967	23,273
Total Liabilities	$575,840	$519,518
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,792 issued and 48,778 outstanding on June 30, 2025, and 48,716 issued and 48,702 outstanding on December 31, 2024	49	49
Additional paid-in capital	1,350,344	1,338,160
Accumulated deficit	(278,147)	(281,806)
Accumulated other comprehensive loss	(336)	(787)
Treasury stock, at cost — 14 shares on June 30, 2025 and on December 31, 2024	(256)	(256)
Total Stockholders' Equity	1,071,654	1,055,360
Total Liabilities and Stockholders' Equity	$1,647,494	$1,574,878
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NET SALES	$264,689	$235,253	$527,938	$459,102
COST OF GOODS SOLD	156,499	141,301	315,960	276,992
GROSS PROFIT	108,190	93,952	211,978	182,110
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	90,386	95,702	205,671	175,396
INCOME (LOSS) FROM OPERATIONS	17,804	(1,750)	6,307	6,714
OTHER (EXPENSES) INCOME:
Interest and Other Income, net	2,199	2,861	4,592	6,195
Interest Expense	(3,749)	(2,751)	(7,208)	(5,811)
Gain on Equity Investment	—	—	—	9,918
	(1,550)	110	(2,616)	10,302
INCOME (LOSS) BEFORE INCOME TAXES	16,254	(1,640)	3,691	17,016
INCOME TAX (BENEFIT) EXPENSE	(102)	54	32	108
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,356	$(1,694)	$3,659	$16,908
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	$240	$(79)	$451	$(197)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	240	(79)	451	(197)
TOTAL COMPREHENSIVE INCOME (LOSS)	$16,596	$(1,773)	$4,110	$16,711
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.34	$(0.03)	$0.08	$0.35
-DILUTED	$0.33	$(0.03)	$0.07	$0.34
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,778	48,461	48,755	48,400
-DILUTED	50,198	48,461	50,256	50,154
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2025	48,788	$49	$1,344,775	$(294,503)	$(576)	14	$(256)	$1,049,489
Exercise of options to purchase common stock	3	—	30	—	—	—	—	30
Vesting of restricted stock units	1	—	(244)	—	—	—	—	(244)
Share-based compensation expense	—	—	5,783	—	—	—	—	5,783
Foreign currency translation	—	—	—	—	240	—	—	240
Net income	—	—	—	16,356	—	—	—	16,356
BALANCES, June 30, 2025	48,792	$49	$1,350,344	$(278,147)	$(336)	14	$(256)	$1,071,654

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2024	48,449	$48	$1,288,890	$(310,129)	$(709)	14	$(256)	$977,844
Exercise of options to purchase common stock	40	—	1,381	—	—	—	—	1,381
Vesting of restricted stock units	4	—	(77)	—	—	—	—	(77)
Share-based compensation expense	—	—	18,429	—	—	—	—	18,429
Foreign currency translation	—	—	—	—	(79)	—	—	(79)
Net loss	—	—	—	(1,694)	—	—	—	(1,694)
BALANCES, June 30, 2024	48,493	48	$1,308,623	$(311,823)	$(788)	14	$(256)	$995,804

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
Exercise of options to purchase common stock	7	—	187	—	—	—	—	187
Vesting of restricted stock units	69	—	(3,162)	—	—	—	—	(3,162)
Share-based compensation expense	—	—	15,159	—	—	—	—	15,159
Foreign currency translation	—	—	—	—	451	—	—	451
Net income	—	—	—	3,659	—	—	—	3,659
BALANCES, June 30, 2025	48,792	$49	$1,350,344	$(278,147)	$(336)	14	$(256)	$1,071,654

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	145	—	4,196	—	—	—	—	4,196
Vesting of restricted stock units	71	—	(2,159)	—	—	—	—	(2,159)
Share-based compensation expense	—	—	23,602	—	—	—	—	23,602
Foreign currency translation	—	—	—	—	(197)	—	—	(197)
Net income	—	—	—	16,908	—	—	—	16,908
BALANCES, June 30, 2024	48,493	$48	$1,308,623	$(311,823)	$(788)	14	$(256)	$995,804
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,659	$16,908
Adjustments to reconcile net income to net cash flows provided by operating activities:
Provision for loss on accounts receivable	11,452	13
Loss on disposal of property, plant and equipment	1,229	286
Share-based compensation	15,037	25,755
Inventory obsolescence	—	699
Depreciation and amortization	42,436	33,324
Amortization of deferred financing costs	1,074	1,035
Change in operating lease right of use asset	727	766
Gain on equity investment	—	(9,918)
Changes in operating assets and liabilities:
Accounts receivable	(3,208)	(11,407)
Inventories	(9,400)	(8,685)
Prepaid expenses and other current assets	(3,913)	(3,968)
Other assets	(3,060)	(1,240)
Accounts payable	2,291	(981)
Accrued expenses	(18,958)	6,069
Operating lease liability	(673)	(837)
Net cash flows provided by operating activities	38,693	47,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(59,932)	(94,795)
Net cash flows used in investing activities	(59,932)	(94,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholdings related to net shares settlements of restricted stock units	(2,860)	(1,440)
Principal payments under finance lease obligations	(1,037)	(952)
Proceeds from exercise of options to purchase common stock	187	4,196
Net cash flows (used in) provided by financing activities	(3,710)	1,804
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,949)	(45,172)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	268,633	296,871
CASH AND CASH EQUIVALENTS, END OF PERIOD	$243,684	$251,699
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$5,992	$7,165
Operating right-of-use assets obtained in exchange for lease obligations	$64,866	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$9,057	$14,493
Non-cash addition of finance lease to property, plant and equipment	$7,236	$—
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$301	$719
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2025, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
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
On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under Accounting Standards Codification (ASC) Topic 321 ("ASC 321"), Investments - Equity Securities. As of June 30, 2025, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of June 30, 2025.
The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right of use asset.
The Company has elected the practical expedient to combine lease and non-lease components when determining the right of use asset and lease liability for certain classes of leased assets, including office buildings, warehouse buildings and manufacturing equipment. This election has not been made for all other classes of leased assets. The Company has also elected to not recognize right of use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.
Income Taxes – The Company provides for deferred income taxes for temporary differences between financial and income tax reporting, principally net operating loss carryforwards, depreciation, and share-based compensation. Deferred tax assets and liabilities are measured using enacted tax rates in effects for the years in which those temporary differences are expected to be recovered or settled.
A valuation allowance is appropriate when management believes it is more likely than not (a probability level of more than 50%) that the deferred tax asset will not be realized. This evaluation utilizes the framework contained in ASC Topic 740, Income Taxes, pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. At June 30, 2025 and December 31, 2024, the Company determined that a full valuation of its net deferred tax assets and liabilities was appropriate. Although we generated net income for the three and six months ended June 30, 2025, no federal income tax expense provision was recognized in the respective periods. The reversal of temporary differences in the current periods resulted in a tax loss, which consequently resulted in no current federal income tax expense. The change in the valuation allowance against deferred tax assets resulted in no deferred tax expense nor benefit in the current periods.
In light of recent net income positions, the Company will continue to monitor the realizability of its net deferred tax assets in the future and determine the necessity of or changes to such valuation allowance based on future positive and negative evidence. Currently, we maintain a full valuation allowance against our deferred tax assets as the evidence supporting the maintenance of a full valuation allowance outweighs the evidence supporting any release.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
As of June 30, 2025, the Company had $109,712 of treasury bills within cash equivalents, which included $421 of amortized discount. As of December 31, 2024, the Company had $109,608 of treasury bills within cash equivalents, which included $300 of amortized discount.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. For the six months ended June 30, 2025, we recognized a provision for loss on accounts receivable of $11,452, of which $10,680 was attributable to the liquidation of one of our pet specialty distributors.
Implementation Costs of Cloud Computing Arrangement – As of June 30, 2025 and December 31, 2024, the Company's deferred implementation costs of systems associated with cloud computing arrangements, which are reflected within prepaid and other assets, were $10,091 and $8,965, respectively. The cost will be recognized over the term of the agreements.
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of June 30, 2025, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
Refer to Note 5 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
As of June 30, 2025, the Company maintained Level 1 and Level 2 assets and liabilities.
Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Grocery, Mass, International and Digital	$216,888	$192,255	$432,044	$376,647
Pet Specialty and Club	47,801	42,998	95,894	82,455
Net Sales	$264,689	$235,253	$527,938	$459,102
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
Note 2 – Inventories, net:

	June 30, 2025	December 31, 2024
Raw Materials and Work in Process	$18,247	$16,289
Packaging Components Material	7,741	7,296
Finished Goods	64,595	57,209
Inventories, net	$90,583	$80,794

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 3 – Property, Plant and Equipment, net:

	June 30, 2025	December 31, 2024
Refrigeration Equipment	$201,885	$193,249
Machinery and Equipment	345,662	279,093
Building, Land and Improvements	711,280	712,209
Furniture and Office Equipment	16,768	13,570
Leasehold Improvements	4,342	12
Construction in Progress	85,878	104,526
Finance Lease Right of Use Asset	35,714	28,478
	1,401,529	1,331,137
Less: Accumulated Depreciation and Amortization	(300,162)	(265,268)
Property, Plant and Equipment, net	$1,101,367	$1,065,869
Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2025 totaled $19,852 and $40,770, respectively, of which $14,413 and $30,276, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2024 totaled $17,311 and $33,117, respectively, of which $12,539 and $23,890, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Accrued Expenses:

	June 30, 2025	December 31, 2024
Accrued Compensation and Employee Related Costs	$9,587	$34,550
Accrued Production Expenses	6,488	4,176
Accrued Legal Obligations	4,987	—
Accrued Corporate and Marketing Expenses	3,491	4,166
Accrued Chiller Cost	3,712	3,468
Accrued Freight	3,112	4,358
Accrued Interest	3,019	3,019
Accrued Construction Costs	1,356	190
Other Accrued Expenses	2,120	2,336
Accrued Expenses	$37,872	$56,263
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
As of December 31, 2024 noteholders had the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the subsequent quarter. No early conversions occurred as of June 30, 2025 or since inception. As of June 30, 2025, noteholders no longer have the right to early convert under the 130% early conversion feature.
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
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of June 30, 2025:

	As of June 30, 2025
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	396,237	504,105
Total	396,237	504,105
(1)The carrying amounts presented are net of unamortized debt issuance costs of $6,263 as of June 30, 2025.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and six months ended June 30, 2025 and 2024 recognized related to the Convertible Notes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	3,019	3,019	6,038	6,038
Amortization of issuance costs	539	520	1,074	1,034
Total	3,558	3,539	7,112	7,072

Of the $6,038 of interest expense incurred during the six months ended June 30, 2025 and 2024, $3,019 was paid during the three months ended March 31, 2025 and 2024, with $3,019 of accrued interest expense as of June 30, 2025 and 2024.
As the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion, for the three and six months ended June 30, 2025, approximately $484 and $1,119 of the interest expense incurred, respectively, was capitalized to construction in progress, and for the three and six months ended June 30, 2024, approximately $1,362 and $2,407 of the interest expense incurred, respectively, was capitalized to construction in progress. As of June 30, 2025 and 2024, $1,422 and $1 of capitalized interest, respectively, was reclassified from construction in progress to assets placed in service.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of June 30, 2025, the instrument continued to qualify for equity classification.
Note 7 – Leases
We have various noncancelable operating lease agreements for office, warehouse and manufacturing space with original remaining lease terms of two years to twenty years, some of which include an option to extend the lease term for up to ten years. Because the Company is not reasonably certain to exercise the renewal options on these lease arrangements, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.
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
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	17.98	10.57
Weighted-average discount rate	8.4%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance leases as of June 30, 2025 were as follows:

	As of June 30, 2025
	Operating Leases	Finance Lease
2025 (a)	$3,831	$2,111
2026	7,765	4,791
2027	7,100	4,810
2028	6,395	4,831
2029 and beyond	114,282	32,232
Total lease payments	$139,373	$48,775
Less: Imputed interest	(71,644)	(17,590)
Present value of lease liabilities	$67,729	$31,185
(a)Excluding the six months ended June 30, 2025.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
A summary of lease costs for the three and six months ended June 30, 2025 and 2024 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$828	$438	$1,201	$876

Finance Lease:
Amortization of right of use asset	Cost of goods sold and selling, general and administrative	$800	$712	$1,512	$1,388
Interest on lease liabilities	Interest expense	$675	$574	$1,217	$1,127
Variable lease cost (b)	Inventory/Cost of goods sold (b)	$5,636	$3,308	$10,918	$6,669
(b)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three and six months ended June 30, 2025, $5,636 and $10,918, respectively, and for the three and six months ended June 30, 2024, $3,308 and $6,669, respectively, of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024 are as follows:

		As of June 30, 2025	As of December 31, 2024
Assets:
Operating leases	Operating lease right of use assets	$67,505	$3,366
Finance lease, net	Property, plant and equipment, net	29,928	24,206
Total lease assets		$97,433	$27,572

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$2,074	$1,322
Finance lease liabilities	Current finance lease liabilities	2,218	2,120
Non-current:
Operating lease liabilities	Long term operating lease liabilities	65,655	2,213
Finance lease liabilities	Long term finance lease liabilities	28,967	23,273
Total lease liabilities		$98,914	$28,928
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Six Months Ended June 30,
Operating cash flow information:	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,140	$916
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$1,073	$1,127
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$1,037	$952

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 8 – Equity Incentive Plans (in thousands, except share data):
Total compensation cost for share-based payments recognized for the three and six months ended June 30, 2025 totaled $6,221 and $15,037, respectively, of which $1,831 and $3,114, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense. The share-based compensation cost includes an adjustment related to the reassessment of the probability of achieving performance conditions related to certain outstanding share-based awards.
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
During the six months ended June 30, 2025, no service based or performance based stock options were granted and 7,402 stock options were exercised.
During the six months ended June 30, 2025, 147,587 service based restricted stock units were granted at a weighted average grant-date fair market value of $88.55. During the six months ended June 30, 2025, 68,748 restricted stock units vested.
During the six months ended June 30, 2025, 40,314 performance based and total shareholder return ("TSR") based restricted stock units were granted, which will vest at the end of the three-year performance period ending on December 31, 2027; however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2.5 times the number of target units awarded. The TSR units were granted at a weighted average grant-date fair market value of $87.51.

Note 9 – Net Income (Loss) Per Share Attributable to Common Stockholders:
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
For the three and six months ended 2025 and 2024, diluted net income (loss) per share attributable to common stockholders is shown below. For the three months ended June 30, 2024, diluted net loss per common share was the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in that period.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss) Attributable to Common Stockholders	$16,356	$(1,694)	$3,659	$16,908

Weighted Average Common Shares Outstanding, Basic	48,778	48,461	48,755	48,400
Service Period Stock Options	505	—	539	689
Restricted Stock Units	225	—	229	234
Performance Stock Options	690	—	733	831
Weighted Average Common Shares Outstanding, Diluted	50,198	48,461	50,256	50,154

Basic Net Income (Loss) per Share	$0.34	$(0.03)	$0.08	$0.35
Diluted Net Income (Loss) per Share	$0.33	$(0.03)	$0.07	$0.34

The potentially dilutive securities excluded from the determination of diluted net income (loss) per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service Period Stock Options	—	682	—	—
Restricted Stock Units	—	239	—	—
Performance Stock Options	—	804	—	—
Convertible Notes	5,776	5,776	5,776	5,776
Total	5,776	7,500	5,776	5,776
Note 10 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Major Customers— For the three months ended June 30, 2025, one distributor and two customers accounted for 7%, 26% and 10% of our net sales, respectively. For the three months ended June 30, 2024, one distributor and two customers accounted for 8%, 24% and 9% of our net sales, respectively.
For the six months ended June 30, 2025, one distributor and two customers accounted for 5%, 26% and 10% of our net sales, respectively. For the six months ended June 30, 2024, one distributor and two customers accounted for 8%, 24% and 9% of our net sales, respectively.
As of June 30, 2025, one distributor and two customers accounted for 6%, 28%, and 15%, respectively, of our accounts receivable. As of December 31, 2024, one distributor and two customers accounted for 15%, 26%, and 15%, respectively, of our accounts receivable.
Note 11 – Commitments and Contingencies:
Commitments - The Company’s executives are participants in the Freshpet Key Executive Severance Plan requiring the Company to pay severance in the event of certain terminations as detailed therein.

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
On April 8, 2022, Phillips Feed Service, Inc., d/b/a Phillips Feed And Pet Supply ("Phillips") filed a complaint against the Company in U.S. District Court for the Eastern District of Pennsylvania (Allentown Division) (the "EDPA") for damages allegedly sustained as a result of the termination of the Company's distribution arrangement with Phillips, a former distributor of Freshpet products. Phillips asserts a claim for breach of contract, and seeks monetary damages in excess of $8,300 based on a claimed "termination payment" under a 2018 "Letter Of Intent" and additional damages based on a claim for improper notice of termination. Phillips also claims a right of setoff with respect to monies owed by Phillips to the Company.
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
On March 14, 2025, the EDPA partially granted the MSJ as to Phillips’ breach of contract claim, finding that Phillips is entitled to a “termination payment” in the amount of $4,987 (which the Company has accrued as of June 30, 2025), but denied the MSJ as to Phillips’ claim for a right of offset against the accounts receivable owed by Phillips to the Company. The court has set a trial date of September 22, 2025 on the remaining issues.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet, and total capital expenditures for additions to long-lived assets were $59,932 and $94,795 for the six months ended June 30, 2025 and 2024, respectively.
Financial information, including segment revenue, significant segment expenses, and profit or loss for the three and six months ended June 30, 2025 and 2024 is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$264,689	$235,253	$527,938	$459,102
Input costs (a)	(76,446)	(70,122)	(153,533)	(139,946)
Quality costs (b)	(5,271)	(6,349)	(11,150)	(12,712)
Logistics costs (c)	(15,108)	(13,612)	(30,494)	(27,953)
Media costs (d)	(39,632)	(28,589)	(79,423)	(60,679)
Plant costs and other costs of goods sold (e)	(58,253)	(50,039)	(117,580)	(95,549)
Other segment selling, general and administrative items (f)	(24,860)	(31,200)	(70,749)	(56,185)
Depreciation and amortization	(20,609)	(17,422)	(42,436)	(33,324)
Share-based compensation	(6,221)	(19,533)	(15,037)	(25,754)
Loss on disposals of equipment	(485)	(137)	(1,229)	(286)
Interest and other income	2,199	2,861	4,592	6,195
Interest expense	(3,749)	(2,751)	(7,208)	(5,811)
Gain on equity investment	—	—	—	9,918
Income tax benefit (expense)	102	(54)	(32)	(108)
Consolidated net income (loss)	$16,356	$(1,694)	$3,659	$16,908
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA revises the U.S. federal corporate income tax by, among other things, making permanent 100% bonus depreciation on qualified fixed assets, making permanent the immediate deduction for domestic research and development expenses, and permanently changing the limitation on the deduction of business interest expense. The provisions of the OBBBA did not have an impact on the Company's income tax provision during the quarter ended June 30, 2025. The Company is currently evaluating the provisions of the OBBBA and its effect on its future consolidated financial statements.

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
Components of our Results of Operations
Net Sales

Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 29,141 retail stores as of June 30, 2025. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
Our net sales growth strategy is driven by the following key factors:
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
Income Taxes
We had federal net operating loss (“NOL”) carry forwards of approximately $391.5 million as of December 31, 2024, of which, approximately $146.7 million, generated in 2017 and prior, will expire between 2028 and 2037. The NOLs generated from 2018 through 2023, of approximately $244.8 million, will have an indefinite carryforward period but, can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused. At December 31, 2024, we had approximately $278.4 million of state NOLs, which expire between 2025 and 2046, and had $27.6 million of foreign NOLs in the United Kingdom which do not expire. At June 30, 2025 and December 31, 2024, the Company determined that a full valuation of its net deferred tax assets and liabilities was appropriate. Although we generated net income for the three and six months ended June 30, 2025, no federal income tax expense provision was recognized in the respective periods. The reversal of temporary differences in the current periods resulted in a tax loss, which consequently resulted in no current federal income tax expense. The change in the valuation allowance against deferred tax assets resulted in no deferred tax expense nor benefit in the current periods.

In light of recent net income positions, the Company will continue to monitor the realizability of its net deferred tax assets in the future and determine the necessity of or changes to such valuation allowance based on future positive and negative evidence. Currently, we maintain a full valuation allowance against our deferred tax assets as the evidence supporting the maintenance of a full valuation allowance outweighs the evidence supporting any release.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$264,689	100%	$235,253	100%	$527,938	100%	$459,102	100%
Cost of goods sold	156,499	59%	141,301	60%	315,960	60%	276,992	60%
Gross profit	108,190	41%	93,952	40%	211,978	40%	182,110	40%
Selling, general, and administrative expenses	90,386	34%	95,702	41%	205,671	39%	175,396	38%
Income (loss) from operations	17,804	7%	(1,750)	(1)%	6,307	1%	6,714	1%
Interest and other income, net	2,199	1%	2,861	1%	4,592	1%	6,195	1%
Interest expense	(3,749)	(1)%	(2,751)	(1)%	(7,208)	(1)%	(5,811)	(1)%
Gain on equity investment	—	—%	—	—%	—	—%	9,918	2%
Income (loss) before income taxes	16,254	6%	(1,640)	(1)%	3,691	1%	17,016	4%
Income tax (benefit) expense	(102)	—%	54	—%	32	—%	108	—%
Net income (loss)	$16,356	6%	$(1,694)	(1)%	$3,659	1%	$16,908	4%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$216,888	82%	$192,255	82%
Pet Specialty and Club	47,801	18%	42,998	18%
Net Sales	$264,689	100%	$235,253	100%
Net sales increased $29.4 million, or 12.5%, to $264.7 million for the three months ended June 30, 2025 as compared to $235.3 million in the same period in the prior year. The $29.4 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $24.6 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 10.8% and favorable price/mix of 1.7%.

Gross Profit
Gross profit was $108.2 million, or 40.9% as a percentage of net sales, for the three months ended June 30, 2025, compared to $94.0 million, or 39.9% as a percentage of net sales, in the prior year period. The 1.0% increase in gross profit as a percentage of net sales was primarily due to lower input costs and reduced quality costs, partially offset by reduced leverage on plant expenses.
Adjusted Gross Profit for the three months ended June 30, 2025 was $124.0 million, or 46.9% as a percentage of net sales, compared to $108.0 million, or 45.9% as a percentage of net sales, in the prior year period. -See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $90.4 million for the three months ended June 30, 2025, compared to $95.7 million in the prior year period. As a percentage of net sales, SG&A decreased to 34.1% for the three months ended June 30, 2025, compared to 40.7% in the prior year period. The decrease in SG&A as a percentage of net sales was primarily due to decreased share-based compensation and variable compensation accrual, partially offset by increased media spend as a percentage of net sales.
Adjusted SG&A for the three months ended June 30, 2025 was $79.6 million, or 30.1% as a percentage of net sales, compared to $72.9 million, or 31.0% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income (Loss) from Operations
As a result of the factors discussed above, income from operations increased by $19.6 million to income from operations of $17.8 million for the three months ended June 30, 2025 as compared to a loss from operations of $1.8 million in the prior year period.
Interest and Other Income, net
The Company recorded interest and other income, net of $2.2 million for the three months ended June 30, 2025 as a result of interest income generated from cash and cash equivalents as compared to $2.9 million in the prior year period.
Interest Expense
Interest expense increased $0.9 million to $3.7 million for the three months ended June 30, 2025 as compared to $2.8 million in the prior year period. The increase was primarily driven by a $0.9 million increase in interest expense on our Convertible Notes due to a decrease in capitalized interest compared to the prior year period as a result of assets placed into service.
Net Income (Loss)
Net income increased $18.1 million to net income of $16.4 million for the three months ended June 30, 2025 as compared to a net loss of $1.7 million in the prior year period due to contribution from higher sales, improved gross profit as a percentage of net sales and decreased SG&A expenses.
Adjusted EBITDA
Adjusted EBITDA was $44.4 million for the three months ended June 30, 2025 as compared to $35.1 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales
The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$432,044	82%	$376,647	82%
Pet Specialty and Club	95,894	18%	82,455	18%
Net Sales	$527,938	100%	$459,102	100%
Net sales increased $68.8 million, or 15.0%, to $527.9 million for the six months ended June 30, 2025 as compared to $459.1 million in the same period in the prior year. The $68.8 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $55.4 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 12.8% and favorable price/mix of 2.2%.
Gross Profit
Gross profit was $212.0 million, or 40.2% as a percentage of net sales, for the six months ended June 30, 2025, compared to $182.1 million, or 39.7% as a percentage of net sales, in the prior year period. The 0.5% increase in gross profit as a percentage of net sales was primarily due to lower input costs and reduced quality costs, partially offset by reduced leverage on plant expenses.
Adjusted Gross Profit for the six months ended June 30, 2025 was $244.3 million, or 46.3% as a percentage of net sales, compared to $209.5 million, or 45.6% as a percentage of net sales, in the prior year period. -See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $205.7 million for the six months ended June 30, 2025, compared to $175.4 million in the prior year period. As a percentage of net sales, SG&A increased to 39.0% for the six months ended June 30, 2025, compared to 38.2% in the prior year period. The increase in SG&A as a percentage of net sales was primarily due to increased media spend as a percentage of net sales and higher non-recurring charges in the first quarter of 2025, partially offset by decreased share-based compensation and variable compensation accrual.
Adjusted SG&A for the six months ended June 30, 2025 was $164.3 million, or 31.1% as a percentage of net sales, compared to $143.8 million, or 31.3% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income from Operations
As a result of the factors discussed above, income from operations decreased by $0.4 million to $6.3 million for the six months ended June 30, 2025 as compared to $6.7 million in the prior year period.
Interest and Other Income, net
The Company recorded interest and other income, net of $4.6 million for the six months ended June 30, 2025 as a result of interest income generated from cash and cash equivalents as compared to $6.2 million in the prior year period.

Interest Expense
Interest expense increased $1.4 million to $7.2 million for the six months ended June 30, 2025 as compared to $5.8 million in the prior year period. The increase was primarily driven by a $1.3 million increase in interest expense on our Convertible Notes due to a decrease in capitalized interest compared to the prior year period as a result of assets placed into service.
Gain on Equity Investment
The $9.9 million gain on equity investment for the six months ended June 30, 2024 resulted from the change in fair value of the Company's equity interest in a privately held company, as discussed in Note 1 - Summary of Significant Accounting Policies of our (unaudited) condensed consolidated financial statements.
Net Income
Net income decreased $13.2 million to net income of $3.7 million for the six months ended June 30, 2025, as compared to net income of $16.9 million in the prior year period, due to increased SG&A expenses, including increased media spend of $18.8 million and $16.9 million of non-recurring charges in the first quarter of 2025 compared to a $9.9 million gain on equity investment in the prior year period, which were partially offset by contributions from higher sales and improved gross profit as a percentage of sales.
Adjusted EBITDA
Adjusted EBITDA was $79.9 million for the six months ended June 30, 2025, compared to $65.7 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income (loss)	$16,356	$(1,694)	$3,659	$16,908
Depreciation and amortization	19,896	17,212	41,013	32,957
Interest expense, net of interest income	1,546	(110)	2,610	(384)
Income tax (benefit) expense	(102)	54	32	108
EBITDA	37,696	15,462	47,314	49,589
Non-cash share-based compensation (a)	6,221	19,533	15,037	25,755
Loss on disposal of property, plant and equipment	485	136	646	286
Distributor transition costs (b)	—	—	10,680	—
Legal obligation (c)	—	—	4,987	—
International business charges (d)	—	—	1,273	—
Gain on equity investment	—	—	—	(9,918)
Adjusted EBITDA	$44,402	$35,131	$79,937	$65,712
Adjusted EBITDA as a % of Net Sales	16.8%	14.9%	15.1%	14.3%
(a)Includes true-ups to share-based compensation expense. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA margins, Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When the probability of achieving such performance conditions changes, the compensation cost previously recorded is adjusted as needed. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.
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
The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross profit	$108,190	$93,952	$211,978	$182,110
Depreciation expense	13,729	11,827	28,909	22,502
Non-cash share-based compensation	1,831	2,220	3,114	4,841
Loss on disposal of manufacturing equipment	260	32	255	53
Adjusted Gross Profit	$124,010	$108,031	$244,256	$209,506
Adjusted Gross Profit as a % of Net Sales	46.9%	45.9%	46.3%	45.6%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
SG&A expenses	$90,386	$95,702	$205,671	$175,396
Depreciation and amortization expense	6,167	5,385	12,104	10,455
Non-cash share-based compensation (a)	4,390	17,313	11,923	20,913
Loss on disposal of equipment	225	104	391	233
Distributor transition costs (b)	—	—	10,680	—
Legal obligation (c)	—	—	4,987	—
International business charges (d)	—	—	1,273	—
Adjusted SG&A Expenses	$79,604	$72,900	$164,313	$143,795
Adjusted SG&A Expenses as a % of Net Sales	30.1%	31.0%	31.1%	31.3%
(a)Includes true-ups to share-based compensation expense. We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA margins, Adjusted EBITDA and/or Net Sales targets as a condition of vesting. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When the probability of achieving such performance conditions changes, the compensation cost previously recorded is adjusted as needed. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed.
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
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the six months ended June 30, 2025, we spent approximately $59.9 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $115.1 million in the remainder of fiscal year 2025.

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
Additionally, our cash flow generation ability is subject to general economic factors at the international, national and regional levels, including but not limited to increased interest rates and inflation, tariffs, trade wars, recession, financial, competitive, legislative and regulatory factors and other factors that are beyond our control, including government or regulatory shutdowns or defunding, or disruptions with or increased costs imposed by our key suppliers or others within our supply chain. Further, such macroeconomic factors could negatively impact consumer sentiment, resulting in reduced demand and changes in purchasing behaviors for some or all of our products and other relevant factors, such as consumer hesitancy to trade up in pet food, deferral of veterinary visits, and reduced pet adoption rates. While these factors are expected to persist in the near term, the Company has implemented strategic initiatives, including targeted marketing, value-focused product innovation, and expanded distribution in club and mass channels, to mitigate their impact. Management believes these actions will support continued growth and margin expansion, even if the current economic environment remains unchanged. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.
Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. The Company has reduced its capital expenditure forecast for 2025, reflecting both a moderation in demand and significant operational efficiencies. These changes are expected to materially improve near-term cash flow and reduce the capital intensity of the business, while maintaining flexibility to scale as market conditions evolve. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as issuing additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, our working capital:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Cash and cash equivalents	243,684	268,633
Accounts receivable, net of allowance for doubtful accounts	60,375	68,419
Inventories, net	90,583	80,794
Prepaid expenses	10,702	16,026
Other current assets	3,833	3,126
Accounts payable	(42,817)	(39,164)
Accrued expenses	(37,872)	(56,263)
Current operating lease liabilities	(2,074)	(1,322)
Current finance lease liabilities	(2,218)	(2,120)
Total Working Capital	324,196	338,129
Working capital consists of current assets net of current liabilities. Working capital decreased $13.9 million to $324.2 million as of June 30, 2025 compared to working capital of $338.1 million as of December 31, 2024. The decrease was primarily a result of a decrease of $24.9 million in cash and cash equivalents, a decrease of $8.0 million in accounts receivable, a decrease of $5.3 million in prepaid expenses and an increase of $3.7 million in accounts payable as a result of timing. The decrease was partially offset by an increase of $9.8 million in inventories, net and a decrease of $18.4 million in accrued expenses due to timing.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of June 30, 2025, our capital resources consisted primarily of $243.7 million of cash and cash equivalents on hand.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Six Months Ended June 30,
	2025	2024

	(Dollars in thousands)
Cash at the beginning of period	268,633	296,871
Net cash provided by operating activities	38,693	47,819
Net cash used in investing activities	(59,932)	(94,795)
Net cash (used in) provided by financing activities	(3,710)	1,804
Cash at the end of period	243,684	251,699
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (i.e., provision for loss on accounts receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs, change in operating lease right of use asset, and gain on equity investment).

2025
Net cash provided by operating activities of $38.7 million for the six months ended June 30, 2025 was primarily attributed to:
•$75.6 million of net income, adjusted for reconciling non-cash items, which excludes $72.0 million of non-cash items related to $42.4 million of depreciation and amortization, $11.5 million of provision for loss on accounts receivable, $15.0 million of share-based compensation, $1.1 million of amortization of deferred financing costs, $1.2 million of loss on disposal of property, plant and equipment, and $0.7 million of change in operating lease right of use asset.

This was partially offset by:
•a $36.9 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accrued expenses, inventories, accounts receivable, prepaid expenses and other current assets, and other assets, partially offset by the change in accounts payable.
2024
Net cash provided by operating activities of $47.8 million for the six months ended June 30, 2024 was primarily attributed to:
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

This was partially offset by:
•a $21.1 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the changes in accounts receivable, inventories, prepaid expenses and other current assets, other assets, accounts payable, and operating lease liability, primarily offset by the change in accrued expenses.
Net Cash Used in Investing Activities
2025
Net cash used in investing activities of $59.9 million for the six months ended June 30, 2025 was primarily attributed to:
•$59.9 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2024
Net cash used in investing activities of $94.8 million for the six months ended June 30, 2024 was primarily attributed to:
•$94.8 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
Net Cash (Used in) Provided by Financing Activities
2025
Net cash used in financing activities of $3.7 million for the six months ended June 30, 2025, was primarily attributed to:
•$2.9 million for tax withholdings related to net share settlements of restricted stock units; and
•$1.0 million for principal payments under finance lease obligations.

This was partially offset by:
•$0.2 million cash proceeds from the exercise of stock options.
2024
Net cash provided by financing activities of $1.8 million for the six months ended June 30, 2024 was primarily attributed to:
•$4.2 million cash proceeds from the exercise of stock options.
This was partially offset by:
•$1.4 million for tax withholdings related to net share settlements of restricted stock units; and
•$1.0 million for principal payments under finance lease obligations.
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the six months ended June 30, 2025 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss) in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2025, there were no forward contracts outstanding.

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
During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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

Date: August 4, 2025	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Todd Cunfer
Todd Cunfer Chief Financial Officer
(Principal Financial and Accounting Officer)