Form 10-Q
period 2025-09-30
Freshpet, Inc.
filed 2025-11-03
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 30, 2025 the registrant had 48,808,337 shares of common stock, $0.001 par value per share, outstanding.

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
•changes in global and domestic economic and business conditions, financial market conditions, such as continued inflation, interest rate increases, tariffs, trade wars, recession, government or regulator shutdowns or defunding, regulatory delays or uncertainty, supply chain disruptions or agricultural labor shortages, and the impact of the continued U.S. government shutdown;
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
•our ability to successfully implement our growth strategy, including related to implementing our marketing strategy and continuing to build our capacity to meet demand, such as through the timely expansion of certain of our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis (collectively, our "Freshpet Kitchens");
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
•the impact of prolonged drought and rising cost of feed on the supply and price of beef;
•our ability to manage our supply chain effectively;
•global or local pandemics and epidemics;
•the failure of our information technology systems to perform adequately, including as a result of any interruptions, intrusions, cyber attacks or physical or electronic security breaches of such systems;
•delays, interruptions or failure in the implementation of our new manufacturing technologies to perform as anticipated;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,591	$268,633
Accounts receivable, net of allowance for doubtful accounts	64,327	68,419
Inventories, net	69,845	80,794
Prepaid expenses	9,332	16,026
Other current assets	5,456	3,126
Total Current Assets	423,551	436,998
Property, plant and equipment, net	1,112,864	1,065,869
Deposits on equipment	118	1,047
Operating lease right of use assets	66,703	3,366
Long term investment in equity securities	33,446	33,446
Deferred tax assets	77,919	—
Other assets	30,941	34,152
Total Assets	$1,745,542	$1,574,878
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,839	$39,164
Accrued expenses	41,488	56,263
Current operating lease liabilities	2,155	1,322
Current finance lease liabilities	2,266	2,120
Total Current Liabilities	$76,748	$98,869
Convertible senior notes	396,781	395,163
Long term operating lease liabilities	65,081	2,213
Long term finance lease liabilities	28,527	23,273
Total Liabilities	$567,137	$519,518
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,807 issued and 48,793 outstanding on September 30, 2025, and 48,716 issued and 48,702 outstanding on December 31, 2024	49	49
Additional paid-in capital	1,355,518	1,338,160
Accumulated deficit	(176,484)	(281,806)
Accumulated other comprehensive loss	(422)	(787)
Treasury stock, at cost — 14 shares on September 30, 2025 and on December 31, 2024	(256)	(256)
Total Stockholders' Equity	1,178,405	1,055,360
Total Liabilities and Stockholders' Equity	$1,745,542	$1,574,878
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET SALES	$288,848	$253,367	$816,786	$712,469
COST OF GOODS SOLD	174,656	151,120	490,616	428,112
GROSS PROFIT	114,192	102,247	326,170	284,357
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	89,291	90,338	294,961	265,734
INCOME FROM OPERATIONS	24,901	11,909	31,209	18,623
OTHER (EXPENSES) INCOME:
Interest and Other Income, net	2,356	2,963	6,948	9,158
Interest Expense	(3,552)	(2,923)	(10,761)	(8,734)
Gain on Equity Investment	—	—	—	9,918
	(1,196)	40	(3,813)	10,342
INCOME BEFORE INCOME TAXES	23,705	11,949	27,396	28,965
INCOME TAX (BENEFIT) EXPENSE	(77,958)	54	(77,926)	162
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$101,663	$11,895	$105,322	$28,803
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(86)	$604	$365	$407
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(86)	604	365	407
TOTAL COMPREHENSIVE INCOME	$101,577	$12,499	$105,687	$29,210
NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$2.08	$0.25	$2.16	$0.59
-DILUTED	$1.86	$0.24	$2.00	$0.57
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,787	48,509	48,766	48,436
-DILUTED	55,875	50,282	55,991	50,203
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2025	48,792	$49	$1,350,344	$(278,147)	$(336)	14	$(256)	$1,071,654
Exercise of options to purchase common stock	6	—	77	—	—	—	—	77
Vesting of restricted stock units	9	—	106	—	—	—	—	106
Share-based compensation expense	—	—	4,991	—	—	—	—	4,991
Foreign currency translation	—	—	—	—	(86)	—	—	(86)
Net income	—	—	—	101,663	—	—	—	101,663
BALANCES, September 30, 2025	48,807	$49	$1,355,518	$(176,484)	$(422)	14	$(256)	$1,178,405

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2024	48,493	$48	$1,308,623	$(311,823)	$(788)	14	$(256)	$995,804
Exercise of options to purchase common stock	51	—	1,320	—	—	—	—	1,320
Vesting of restricted stock units	7	—	(82)	—	—	—	—	(82)
Share-based compensation expense	—	—	11,906	—	—	—	—	11,906
Foreign currency translation	—	—	—	—	604	—	—	604
Net income	—	—	—	11,895	—	—	—	11,895
BALANCES, September 30, 2024	48,551	48	$1,321,767	$(299,928)	$(184)	14	$(256)	$1,021,447

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
Exercise of options to purchase common stock	13	—	264	—	—	—	—	264
Vesting of restricted stock units	78	—	(3,056)	—	—	—	—	(3,056)
Share-based compensation expense	—	—	20,150	—	—	—	—	20,150
Foreign currency translation	—	—	—	—	365	—	—	365
Net income	—	—	—	105,322	—	—	—	105,322
BALANCES, September 30, 2025	48,807	$49	$1,355,518	$(176,484)	$(422)	14	$(256)	$1,178,405

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	196	—	5,516	—	—	—	—	5,516
Vesting of restricted stock units	78	—	(2,241)	—	—	—	—	(2,241)
Share-based compensation expense	—	—	35,508	—	—	—	—	35,508
Foreign currency translation	—	—	—	—	407	—	—	407
Net income	—	—	—	28,803	—	—	—	28,803
BALANCES, September 30, 2024	48,551	$48	$1,321,767	$(299,928)	$(184)	14	$(256)	$1,021,447
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,322	$28,803
Adjustments to reconcile net income to net cash flows provided by operating activities:
Provision for loss on accounts receivable	12,130	15
Loss on disposal of property, plant and equipment	1,355	1,054
Share-based compensation	20,256	37,862
Inventory obsolescence	—	732
Depreciation and amortization	66,798	52,249
Amortization of deferred financing costs	1,618	1,559
Change in operating lease right of use asset	1,529	1,045
Gain on equity investment	—	(9,918)
Deferred income taxes	(77,919)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,410)	(8,294)
Inventories	9,825	(8,852)
Prepaid expenses and other current assets	(3,992)	(803)
Other assets	80	(1,540)
Accounts payable	(7,097)	8,839
Accrued expenses	(15,874)	2,355
Operating lease liability	(1,166)	(1,187)
Net cash flows provided by operating activities	105,455	103,919
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(95,134)	(128,828)
Net cash flows used in investing activities	(95,134)	(128,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholdings related to net shares settlements of restricted stock units	(3,054)	(1,440)
Principal payments under finance lease obligations	(1,573)	(1,444)
Proceeds from exercise of options to purchase common stock	264	5,516
Net cash flows (used in) provided by financing activities	(4,363)	2,632
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,958	(22,277)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	268,633	296,871
CASH AND CASH EQUIVALENTS, END OF PERIOD	$274,591	$274,594
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$11,875	$13,766
Operating right-of-use assets obtained in exchange for lease obligations	$64,866	$1,785
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$7,014	$7,338
Non-cash addition of finance lease to property, plant and equipment	$7,236	$—
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$2	$803
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2025, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
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
On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under Accounting Standards Codification (ASC) Topic 321 ("ASC 321"), Investments - Equity Securities. As of September 30, 2025, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.
Because the investee is a privately held company, there is not a means to obtain a readily determinable fair value of the entity. The Company follows ASC 321 using the measurement alternative to measure investments in investees that do not have readily determinable fair value and over which the Company does not have significant influence. Under ASC 321, the initial carrying value of the investment is equal to the previous carrying amount of the investment under the equity method. The carrying amount of the investment is subsequently adjusted for any impairment or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. Dividends and distributions, if any, from the investee would be recognized in the period in which they are received and recorded in other income on the consolidated statement of income.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of September 30, 2025.
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
Income Taxes – The Company accounts for income taxes pursuant to the provisions of ASC Topic 740 ("ASC 740"), Income Taxes. This approach requires, among other things, an asset and liability approach to calculating deferred income taxes, and recognizing deferred tax assets and liabilities for expected future tax consequences stemming from temporary differences between asset and liability carrying amounts and their tax bases, principally net operating loss carryforwards, depreciation, and share-based compensation. Deferred tax assets and liabilities are measured using enacted tax rates in effects for the years in which those temporary differences are expected to be recovered or settled.
A valuation allowance is established to offset any net deferred tax assets for which management believes it is more likely than not (a probability level of more than 50%) that the net deferred asset will not be realized. This evaluation utilizes the framework contained in ASC Topic 740, Income Taxes, pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized.
Income tax benefit (expense) for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs.
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
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of September 30, 2025, the Company had $119,781 of treasury bills within cash equivalents, which included $183 of amortized discount. As of December 31, 2024, the Company had $109,608 of treasury bills within cash equivalents, which included $300 of amortized discount.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. For the nine months ended September 30, 2025, we recognized a provision for loss on accounts receivable of $12,130, of which $10,680 was attributable to the liquidation of one of our pet specialty distributors.
Implementation Costs of Cloud Computing Arrangement – As of September 30, 2025 and December 31, 2024, the Company's deferred implementation costs of systems associated with cloud computing arrangements, which are reflected within prepaid and other assets, were $11,710 and $8,965, respectively. The cost will be recognized over the term of the agreements.
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of September 30, 2025, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
Refer to Note 6 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.
As of September 30, 2025, the Company maintained Level 1 and Level 2 assets and liabilities.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Net Sales - Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Grocery, Mass, International and Digital	$232,482	$208,889	$664,526	$585,574
Pet Specialty and Club	56,366	44,478	152,260	126,895
Net Sales	$288,848	$253,367	$816,786	$712,469
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures related to the specific types of expenses included within the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending December 31, 2027 and subsequent interim periods, with early adoption permitted. The guidance is required to be applied on a retrospective basis for all prior periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and its effect on its future consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for software costs, including removing software development project stages and requiring companies to capitalize software costs when both of the following occur: (1) management authorizes or commits to funding a software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance will be effective for the Company for the annual report for the fiscal year ending December 31, 2028, including the interim periods within that fiscal year, with early adoption permitted. The guidance can be applied prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the provisions of this guidance and its effect on its future consolidated financial statements.
Note 2 – Inventories, net:

	September 30, 2025	December 31, 2024
Raw Materials and Work in Process	$16,007	$16,289
Packaging Components Material	6,769	7,296
Finished Goods	47,069	57,209
Inventories, net	$69,845	$80,794

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 3 – Property, Plant and Equipment, net:

	September 30, 2025	December 31, 2024
Refrigeration Equipment	$207,500	$193,249
Machinery and Equipment	344,466	279,093
Building, Land and Improvements	715,923	712,209
Furniture and Office Equipment	17,867	13,570
Leasehold Improvements	5,080	12
Construction in Progress	105,140	104,526
Finance Lease Right of Use Asset	35,714	28,478
	1,431,690	1,331,137
Less: Accumulated Depreciation and Amortization	(318,826)	(265,268)
Property, Plant and Equipment, net	$1,112,864	$1,065,869
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2025 totaled $23,638 and $64,409, respectively, of which $17,805 and $48,081, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2024 totaled $18,820 and $51,936, respectively, of which $13,909 and $37,799, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Income Taxes:
Income tax (benefit) expense and the effective tax rate for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$23,705	$11,949	$27,396	$28,965
Income tax (benefit) expense	$(77,958)	$54	$(77,926)	$162
Effective tax rate	(328.9)%	0.5%	(284.4)%	0.6%

The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the release of the valuation allowance, which significantly reduced the effective tax rate. The rate was further reduced by the excess tax benefit from stock-based compensation expense.

The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance in the prior year period.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
At December 31, 2024, the Company determined that a full valuation allowance against its $98.5 million of net deferred tax assets was appropriate. At September 30, 2025, we determined that it was appropriate to release $77.9 million of the valuation allowance, against the $85.7 million of net deferred tax assets identified as of September 30, 2025, based on the weight of available evidence, which now supports the conclusion that it is more likely than not that the majority of deferred tax assets will be realized. Based on sustained profitability, including generating three-year cumulative income before taxes, the significant deferred tax liabilities that are expected to reverse in future periods, and the future taxable income that is expected to fully utilize the Company's net operating loss carryforwards ("NOLs"), the evidence supporting the release of a valuation allowance outweighs the evidence supporting a full valuation allowance. As a result, we recognized a deferred income tax benefit of $77.9 million for the three and nine months ended September 30, 2025.

The Company continues to maintain a valuation allowance of $7.8 million against certain deferred tax assets. Of this amount, $6.8 million relates to foreign NOLs. The Company’s foreign operations have not yet generated taxable income, as such it is prudent to maintain a full valuation allowance against these foreign NOLs, as it is more likely than not that the associated tax benefits will not be realized. The remaining $1.0 million valuation allowance pertains to deferred tax assets associated with stock option expense, which are not expected to be recognized due to anticipated limitations on future utilization, and a state tax credit, which is expected to expire unused based on current projections.

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

The provisions of the OBBBA did not have an impact on the Company's income tax provision during the quarter ended September 30, 2025. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements, though the Company has not recognized any immediate impact to its deferred tax assets and liabilities nor current income tax expense or benefit. While the Company currently has large NOLs, it expects the provisions of the OBBBA will provide tax benefits in the form of temporarily reducing future cash expenditures for tax as the Company continues to shift to a cumulative taxable income position. Such benefit cannot be accurately measured at this time.
Note 5 – Accrued Expenses:

	September 30, 2025	December 31, 2024
Accrued Compensation and Employee Related Costs	$7,652	$34,550
Accrued Production Expenses	7,233	4,176
Accrued Corporate and Marketing Expenses	15,285	4,166
Accrued Chiller Cost	3,409	3,468
Accrued Freight	3,121	4,358
Accrued Interest	—	3,019
Accrued Construction Costs	2,049	190
Other Accrued Expenses	2,739	2,336
Accrued Expenses	$41,488	$56,263
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
As of December 31, 2024 noteholders had the right to early convert under the 130% early conversion feature, with such conversion right exercisable only during the subsequent quarter. No early conversions occurred as of September 30, 2025 or since inception. As of September 30, 2025, noteholders no longer have the right to early convert under the 130% early conversion feature.
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
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of September 30, 2025:

	As of September 30, 2025
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	$396,781	$450,102
Total	$396,781	$450,102
(1)The carrying amounts presented are net of unamortized debt issuance costs of $5,719 as of September 30, 2025.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and nine months ended September 30, 2025 and 2024 recognized related to the Convertible Notes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$3,019	$3,019	$9,056	$9,056
Amortization of issuance costs	544	525	1,618	1,559
Total	$3,563	$3,544	$10,674	$10,615

As of September 30, 2025 and 2024, the interest expense incurred to date was paid in full, with $0 of accrued interest expense as of the quarter end.
As the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion, for the three and nine months ended September 30, 2025, approximately $674 and $1,793 of the interest expense incurred, respectively, was capitalized to construction in progress, and for the three and nine months ended September 30, 2024, approximately $1,184 and $3,591 of the interest expense incurred, respectively, was capitalized to construction in progress. As of September 30, 2025 and 2024, $1,422 and $3,672 of capitalized interest, respectively, was reclassified from construction in progress to assets placed in service.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of September 30, 2025, the instrument continued to qualify for equity classification.
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
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	Operating Leases	Finance Lease
Weighted-average remaining lease term	17.81	10.39
Weighted-average discount rate	8.4%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Maturities of lease liabilities under noncancelable operating leases and finance leases as of September 30, 2025 were as follows:

	As of September 30, 2025
	Operating Leases	Finance Lease
2025 (a)	$1,917	$1,055
2026	7,765	4,791
2027	7,100	4,810
2028	6,395	4,831
2029 and beyond	114,282	32,232
Total lease payments	$137,459	$47,719
Less: Imputed interest	(70,223)	(16,926)
Present value of lease liabilities	$67,236	$30,793
(a)Excluding the nine months ended September 30, 2025.
A summary of lease costs for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$2,218	$343	$3,418	$1,219

Finance Lease:
Amortization of right of use asset	Cost of goods sold and selling, general and administrative	$802	$712	$2,314	$2,100
Interest on lease liabilities	Interest expense	$664	$564	$1,881	$1,691
Variable lease cost (b)	Inventory/Cost of goods sold (b)	$5,311	$3,328	$16,229	$9,997
(b)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three and nine months ended September 30, 2025, $5,311 and $16,229, respectively, and for the three and nine months ended September 30, 2024, $3,328 and $9,997, respectively, of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information related to leases as of September 30, 2025 and December 31, 2024 are as follows:

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

		As of September 30, 2025	As of December 31, 2024
Assets:
Operating leases	Operating lease right of use assets	$66,703	$3,366
Finance lease, net	Property, plant and equipment, net	29,126	24,206
Total lease assets		$95,829	$27,572

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$2,155	$1,322
Finance lease liabilities	Current finance lease liabilities	2,266	2,120
Non-current:
Operating lease liabilities	Long term operating lease liabilities	65,081	2,213
Finance lease liabilities	Long term finance lease liabilities	28,527	23,273
Total lease liabilities		$98,029	$28,928
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Nine Months Ended September 30,
Operating cash flow information:	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,054	$1,266
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$1,593	$1,691
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$1,573	$1,444
Note 9 – Equity Incentive Plans (in thousands, except share data):
Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2025 totaled $5,219 and $20,256, respectively, of which $1,503 and $4,617, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense. The share-based compensation cost includes an adjustment related to the reassessment of the probability of achieving performance conditions related to certain outstanding share-based awards.
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
During the nine months ended September 30, 2025, no service based or performance based stock options were granted and 13,746 stock options were exercised.
During the nine months ended September 30, 2025, 148,614 service based restricted stock units were granted at a weighted average grant-date fair market value of $88.41. During the nine months ended September 30, 2025, 80,040 restricted stock units vested.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
During the nine months ended September 30, 2025, 40,314 performance based and total shareholder return ("TSR") based restricted stock units were granted, which will vest at the end of the three-year performance period ending on December 31, 2027; however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2.5 times the number of target units awarded. The TSR units were granted at a weighted average grant-date fair market value of $87.51.
Note 10 – Net Income Per Share Attributable to Common Stockholders:
Basic net income per share of common stock is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed by giving effect to all potentially dilutive securities. For purpose of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible instruments such as convertible debt as prescribed in ASC Topic 260 ("ASC 260"). In conjunction with the issuance of the $402.5 million Convertible Notes in March 2023, the Company used $66.2 million of the proceeds to purchase capped call instruments. In accordance with ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net income per share. Accordingly, any potential impact resulting from capped call transactions is excluded from our computation of diluted net income per share.
For the three and nine months ended September 30, 2025 and 2024, diluted net income per share attributable to common stockholders is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income Attributable to Common Stockholders, Basic	$101,663	$11,895	$105,322	$28,803
Convertible Notes - Interest Expense, net	$2,204	$—	$6,770	$—
Net Income Attributable to Common Stockholders, Diluted	$103,867	$11,895	$112,092	$28,803

Weighted Average Common Shares Outstanding, Basic	48,787	48,509	48,766	48,436
Service Period Stock Options	469	687	520	693
Restricted Stock Units	196	268	219	244
Performance Stock Options	638	818	710	830
Performance Based Restricted Stock Units	9	—	—	—
Convertible Notes - Potential Common Shares	5,776	—	5,776	—
Weighted Average Common Shares Outstanding, Diluted	55,875	50,282	55,991	50,203

Basic Net Income per Share	$2.08	$0.25	$2.16	$0.59
Diluted Net Income per Share	$1.86	$0.24	$2.00	$0.57

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The potentially dilutive securities excluded from the determination of diluted net income per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service Period Stock Options	—	—	—	—
Restricted Stock Units	—	—	—	—
Performance Stock Options	—	—	—	—
Convertible Notes	—	5,776	—	5,776
Total	—	5,776	—	5,776
Note 11 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Major Customers— For the three months ended September 30, 2025, one distributor and two customers accounted for 7%, 26% and 10% of our net sales, respectively. For the three months ended September 30, 2024, one distributor and two customers accounted for 8%, 26% and 9% of our net sales, respectively.
For the nine months ended September 30, 2025, one distributor and two customers accounted for 6%, 26% and 10% of our net sales, respectively. For the nine months ended September 30, 2024, one distributor and two customers accounted for 8%, 25% and 9% of our net sales, respectively.
As of September 30, 2025, one distributor and two customers accounted for 5%, 31%, and 15%, respectively, of our accounts receivable. As of December 31, 2024, one distributor and two customers accounted for 15%, 26%, and 15%, respectively, of our accounts receivable.
Note 12 – Commitments and Contingencies:
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
On March 14, 2025, the EDPA partially granted the MSJ as to Phillips’ breach of contract claim, finding that Phillips is entitled to a “termination payment” in the amount of $4,987 (which the Company accrued for as of March 31, 2025), but denied the MSJ as to Phillips’ claim for a right of offset against the accounts receivable owed by Phillips to the Company.
On September 15, 2025, the parties entered into a settlement agreement, pursuant to which all claims were dismissed and Phillips agreed to pay the Company a lump sum amount of $1,500 (which Phillips settled on October 14, 2025).
Note 13 – Segments:
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
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet, and total capital expenditures for additions to long-lived assets were $95,134 and $128,828 for the nine months ended September 30, 2025 and 2024, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Financial information, including segment revenue, significant segment expenses, and profit or loss for the three and nine months ended September 30, 2025 and 2024 is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$288,848	$253,367	$816,786	$712,469
Input costs (a)	(84,087)	(74,984)	(237,620)	(214,930)
Quality costs (b)	(6,104)	(5,210)	(17,254)	(17,922)
Logistics costs (c)	(15,799)	(14,082)	(46,293)	(42,035)
Media costs (d)	(32,456)	(27,240)	(111,879)	(87,919)
Plant costs and other costs of goods sold (e)	(65,106)	(56,869)	(182,686)	(152,419)
Other segment selling, general and administrative items (f)	(30,688)	(31,856)	(101,436)	(88,041)
Depreciation and amortization	(24,362)	(18,341)	(66,798)	(51,665)
Share-based compensation	(5,219)	(12,108)	(20,256)	(37,862)
Loss on disposals of equipment	(126)	(768)	(1,355)	(1,054)
Interest and other income	2,356	2,963	6,948	9,158
Interest expense	(3,552)	(2,923)	(10,761)	(8,734)
Gain on equity investment	—	—	—	9,918
Income tax benefit (expense)	77,958	(54)	77,926	(162)
Consolidated net income (loss)	$101,663	$11,894	$105,322	$28,802
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
Components of our Results of Operations
Net Sales

Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 29,745 retail stores as of September 30, 2025. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
Our net sales growth strategy is driven by the following key factors:
•Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.
•Increasing distribution and penetration of Freshpet products in major classes of retail, including Grocery, Mass, International, Digital, Pet Specialty, and Club. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products. Digital orders include any purchases made online, including our direct-to-consumer business, and may also be fulfilled by our Freshpet Fridge network in brick and mortar stores.
•Consumer trends including long-term growth in pet ownership, pet humanization and a focus on health and wellness.
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
Income Taxes
At December 31, 2024, the Company determined that a full valuation allowance against its $98.5 million of net deferred tax assets was appropriate. At September 30, 2025, we determined that it was appropriate to release $77.9 million of the valuation allowance, against the $85.7 million of net deferred tax assets identified as of September 30, 2025, based on the weight of available evidence, which now supports the conclusion that it is more likely than not that the majority of deferred tax assets will be realized. Based on sustained profitability, including generating three-year cumulative income before taxes, the significant deferred tax liabilities that are expected to reverse in future periods, and the future taxable income that is expected to fully utilize the Company's NOLs, the evidence supporting the release of a valuation allowance outweighs the evidence supporting a full valuation allowance. As a result, we recognized a deferred income tax benefit of $77.9 million for the three and nine months ended September 30, 2025.

Condensed Consolidated Statements of Income and Comprehensive Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$288,848	100%	$253,367	100%	$816,786	100%	$712,469	100%
Cost of goods sold	174,656	60%	151,120	60%	490,616	60%	428,112	60%
Gross profit	114,192	40%	102,247	40%	326,170	40%	284,357	40%
Selling, general, and administrative expenses	89,291	31%	90,338	36%	294,961	36%	265,734	37%
Income from operations	24,901	9%	11,909	5%	31,209	4%	18,623	3%
Interest and other income, net	2,356	1%	2,963	1%	6,948	1%	9,158	1%
Interest expense	(3,552)	(1)%	(2,923)	(1)%	(10,761)	(1)%	(8,734)	(1)%
Gain on equity investment	—	—%	—	—%	—	—%	9,918	1%
Income before income taxes	23,705	8%	11,949	5%	27,396	3%	28,965	4%
Income tax (benefit) expense	(77,958)	(27)%	54	—%	(77,926)	(10)%	162	—%
Net income	$101,663	35%	$11,895	5%	$105,322	13%	$28,803	4%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$232,482	80%	$208,889	82%
Pet Specialty and Club	56,366	20%	44,478	18%
Net Sales	$288,848	100%	$253,367	100%
Net sales increased $35.5 million, or 14.0%, to $288.8 million for the three months ended September 30, 2025 as compared to $253.4 million in the same period in the prior year. The $35.5 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $23.6 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 12.9% and favorable price/mix of 1.1%.

Gross Profit
Gross profit was $114.2 million, or 39.5% as a percentage of net sales, for the three months ended September 30, 2025, compared to $102.2 million, or 40.4% as a percentage of net sales, in the prior year period. The 0.9% decrease in gross profit as a percentage of net sales was primarily due to reduced leverage on plant expenses partially offset by lower input costs.
Adjusted Gross Profit for the three months ended September 30, 2025 was $132.8 million, or 46.0% as a percentage of net sales, compared to $117.7 million, or 46.5% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $89.3 million for the three months ended September 30, 2025, compared to $90.3 million in the prior year period. As a percentage of net sales, SG&A decreased to 30.9% for the three months ended September 30, 2025, compared to 35.7% in the prior year period. The decrease in SG&A as a percentage of net sales was primarily due to decreased share-based compensation and variable compensation accrual, partially offset by increased media spend as a percentage of net sales.
Adjusted SG&A for the three months ended September 30, 2025 was $78.2 million, or 27.1% as a percentage of net sales, compared to $74.2 million, or 29.3% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income from Operations
As a result of the factors discussed above, income from operations increased by $13.0 million to income from operations of $24.9 million for the three months ended September 30, 2025 as compared to income from operations of $11.9 million in the prior year period.
Interest and Other Income, net
The Company recorded interest and other income, net of $2.4 million for the three months ended September 30, 2025 as a result of interest income generated from cash and cash equivalents as compared to $3.0 million in the prior year period.
Interest Expense
Interest expense increased $0.6 million to $3.6 million for the three months ended September 30, 2025 as compared to $2.9 million in the prior year period. The increase was primarily driven by a $0.5 million increase in interest expense on our Convertible Notes due to a decrease in capitalized interest compared to the prior year period as a result of assets placed into service.
Income Tax (Benefit) Expense
Income tax benefit increased $78.0 million to $78.0 million for the three months ended September 30, 2025 as compared to income tax expense of $0.1 million in the prior year period. The increase was primarily due to the $77.9 million release of the valuation allowance against the net deferred tax assets in the current period.
Net Income
Net income increased $89.8 million to net income of $101.7 million for the three months ended September 30, 2025 as compared to net income of $11.9 million in the prior year period due to the deferred income tax benefit resulting from the release of the valuation allowance as a result of sustained profitability and the expected future profitability, contribution from higher sales, and decreased SG&A expenses, partially offset by decrease in gross profit as a percentage of net sales.

Adjusted EBITDA
Adjusted EBITDA was $54.6 million for the three months ended September 30, 2025 as compared to $43.5 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Sales
The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$664,526	81%	$585,574	82%
Pet Specialty and Club	152,260	19%	126,895	18%
Net Sales	$816,786	100%	$712,469	100%
Net sales increased $104.3 million, or 14.6%, to $816.8 million for the nine months ended September 30, 2025 as compared to $712.5 million in the same period in the prior year. The $104.3 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $79.0 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 12.8% and favorable price/mix of 1.8%.
Gross Profit
Gross profit was $326.2 million, or 39.9% as a percentage of net sales, for the nine months ended September 30, 2025, compared to $284.4 million, or 39.9% as a percentage of net sales, in the prior year period. The gross profit as a percentage of net sales remained consistent for both periods as the benefit from lower input costs and reduced quality costs was fully offset by reduced leverage on plant expenses.
Adjusted Gross Profit for the nine months ended September 30, 2025 was $377.1 million, or 46.2% as a percentage of net sales, compared to $327.2 million, or 45.9% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
SG&A expenses were $295.0 million for the nine months ended September 30, 2025, compared to $265.7 million in the prior year period. As a percentage of net sales, SG&A decreased to 36.1% for the nine months ended September 30, 2025, compared to 37.3% in the prior year period. The decrease in SG&A as a percentage of net sales was primarily due to decreased share-based compensation and variable compensation accrual, partially offset by increased media spend as a percentage of net sales and higher non-recurring charges in 2025.
Adjusted SG&A for the nine months ended September 30, 2025 was $242.5 million, or 29.7% as a percentage of net sales, compared to $218.0 million, or 30.6% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income from Operations
As a result of the factors discussed above, income from operations increased by $12.6 million to $31.2 million for the nine months ended September 30, 2025 as compared to $18.6 million in the prior year period.

Interest and Other Income, net
The Company recorded interest and other income, net of $6.9 million for the nine months ended September 30, 2025 as a result of interest income generated from cash and cash equivalents as compared to $9.2 million in the prior year period.
Interest Expense
Interest expense increased $2.0 million to $10.8 million for the nine months ended September 30, 2025 as compared to $8.7 million in the prior year period. The increase was primarily driven by a $1.8 million increase in interest expense on our Convertible Notes due to a decrease in capitalized interest compared to the prior year period as a result of assets placed into service.
Gain on Equity Investment
The $9.9 million gain on equity investment for the nine months ended September 30, 2024 resulted from the change in fair value of the Company's equity interest in a privately held company, as discussed in Note 1 - Summary of Significant Accounting Policies of our (unaudited) condensed consolidated financial statements.
Income Tax (Benefit) Expense
Income tax benefit increased $78.1 million to $77.9 million for the nine months ended September 30, 2025 as compared to income tax expense of $0.2 million in the prior year period. The increase is primarily due to the $77.9 million release of the valuation allowance against the net deferred tax assets in the current period.
Net Income
Net income increased $76.5 million to net income of $105.3 million for the nine months ended September 30, 2025, as compared to net income of $28.8 million in the prior year period, due to the deferred income tax benefit resulting from the release of the valuation allowance as a result of sustained profitability and the expected future profitability, and contributions from higher sales, partially offset by increased SG&A expenses, including increased media spend of $24.0 million and $17.7 million of non-recurring charges in 2025, compared to a $9.9 million gain on equity investment in the prior year period.
Adjusted EBITDA
Adjusted EBITDA was $134.5 million for the nine months ended September 30, 2025, compared to $109.2 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales (Adjusted EBITDA Margin)

Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, loss on disposal of equipment, distributor transition costs, legal obligation and international business changes. EBITDA represents net income plus interest expense net of interest income, income tax (benefit) expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA less gain on equity investment, plus non-cash share-based compensation expense, loss on disposal of property, plant and equipment, distributor transition costs, legal obligation, and international business changes.
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
The non-GAAP financial measures are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed herein. The non-GAAP financial measures should not be considered in isolation or as alternatives to net income, income from operations or any other measure of financial performance calculated and prescribed in accordance with U.S. GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our non-GAAP financial measures may not be comparable to similarly titled measures in other organizations because other organizations may not calculate non-GAAP financial measures in the same manner as we do.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$101,663	$11,895	$105,322	$28,803
Depreciation and amortization	23,650	18,709	64,663	51,665
Interest expense, net of interest income	1,194	(40)	3,803	(424)
Income tax (benefit) expense	(77,958)	54	(77,926)	162
EBITDA	48,549	30,618	95,862	80,206
Non-cash share-based compensation (a)	5,219	12,108	20,256	37,862
Loss on disposal of property, plant and equipment	126	768	773	1,054
Distributor transition costs (b)	—	—	10,680	—
Legal obligation (c)	716	—	5,703	—
International business charges (d)	—	—	1,273	—
Gain on equity investment	—	—	—	(9,918)
Adjusted EBITDA	$54,610	$43,494	$134,547	$109,204
Adjusted EBITDA as a % of Net Sales	18.9%	17.2%	16.5%	15.3%
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
(c)Represents the net settlement charges for all claims related to the litigation with Phillips.
(d)Represents termination costs due to a business change in our international go-to-market strategy.

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross profit	$114,192	$102,247	$326,170	$284,357
Depreciation expense	17,115	13,197	46,024	35,698
Non-cash share-based compensation	1,503	1,610	4,617	6,451
Loss on disposal of manufacturing equipment	32	639	287	692
Adjusted Gross Profit	$132,842	$117,693	$377,098	$327,198
Adjusted Gross Profit as a % of Net Sales	46.0%	46.5%	46.2%	45.9%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
SG&A expenses	$89,291	$90,338	$294,961	$265,734
Depreciation and amortization expense	6,535	5,512	18,639	15,967
Non-cash share-based compensation (a)	3,716	10,498	15,639	31,411
Loss on disposal of equipment	94	129	486	362
Distributor transition costs (b)	—	—	10,680	—
Legal obligation (c)	716	—	5,703	—
International business charges (d)	—	—	1,273	—
Adjusted SG&A Expenses	$78,230	$74,199	$242,541	$217,994
Adjusted SG&A Expenses as a % of Net Sales	27.1%	29.3%	29.7%	30.6%
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
(c)Represents the net settlement charges for all claims related to the litigation with Phillips.
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
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the nine months ended September 30, 2025, we spent approximately $95.1 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect to spend an additional $44.9 million in the remainder of fiscal year 2025.
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
The following table sets forth, for the periods indicated, our working capital:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Cash and cash equivalents	$274,591	$268,633
Accounts receivable, net of allowance for doubtful accounts	64,327	68,419
Inventories, net	69,845	80,794
Prepaid expenses	9,332	16,026
Other current assets	5,456	3,126
Accounts payable	(30,839)	(39,164)
Accrued expenses	(41,488)	(56,263)
Current operating lease liabilities	(2,155)	(1,322)
Current finance lease liabilities	(2,266)	(2,120)
Total Working Capital	$346,803	$338,129
Working capital consists of current assets net of current liabilities. Working capital increased $8.7 million to $346.8 million as of September 30, 2025 compared to working capital of $338.1 million as of December 31, 2024. The increase was primarily a result of an increase of $6.0 million in cash and cash equivalents, an increase of $2.3 million in other current assets, and a decrease of $8.3 million in accounts payable and $14.8 million in accrued expenses as a result of timing. The increase was partially offset by a decrease of $4.1 million in accounts receivable, a decrease of $10.9 million in inventories, net, a decrease of $6.7 million in prepaid expenses, and an increase of $1.0 million in lease liabilities.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of September 30, 2025, our capital resources consisted primarily of $274.6 million of cash and cash equivalents on hand.
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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended September 30,
	2025	2024

	(Dollars in thousands)
Cash at the beginning of period	$268,633	$296,871
Net cash provided by operating activities	105,455	103,919
Net cash used in investing activities	(95,134)	(128,828)
Net cash (used in) provided by financing activities	(4,363)	2,632
Cash at the end of period	$274,591	$274,594
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
2025
Net cash provided by operating activities of $105.5 million for the nine months ended September 30, 2025 was primarily attributed to:
•$131.1 million of net income, adjusted for reconciling non-cash items, which excludes $25.8 million of non-cash items related to $77.9 million of deferred income tax benefit, $66.8 million of depreciation and amortization, $12.1 million of provision for loss on accounts receivable, $20.3 million of share-based compensation, $1.6 million of amortization of deferred financing costs, $1.4 million of loss on disposal of property, plant and equipment, and $1.5 million of change in operating lease right of use asset.

This was partially offset by:
•a $25.6 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liability, partially offset by the change in inventories.
2024
Net cash provided by operating activities of $103.9 million for the nine months ended September 30, 2024 was primarily attributed to:
•$113.4 million of net income, adjusted for reconciling non-cash items, which excludes $84.6 million of non-cash items related to $52.2 million of depreciation and amortization, $37.9 million of share-based compensation including amortization of warrants, $1.6 million of write-off and amortization of deferred financing costs and loan discount, $1.0 million of change in operating lease right of use asset, $0.7 million of reserve for inventory obsolescence and $1.1 million of loss on disposal of property, plant and equipment, partially offset by $9.9 million of gain on equity investment.

This was partially offset by:
•a $9.5 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the changes in accounts receivable, inventories, prepaid expenses and other current assets, other assets, and operating lease liability, partially offset by the change in accounts payable and accrued expenses.

Net Cash Used in Investing Activities
2025
Net cash used in investing activities of $95.1 million for the nine months ended September 30, 2025 was primarily attributed to:
•$95.1 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2024
Net cash used in investing activities of $128.8 million for the nine months ended September 30, 2024 was primarily attributed to:
•$128.8 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
Net Cash (Used in) Provided by Financing Activities
2025
Net cash used in financing activities of $4.4 million for the nine months ended September 30, 2025, was primarily attributed to:
•$3.1 million for tax withholdings related to net share settlements of restricted stock units; and
•$1.6 million for principal payments under finance lease obligations.
This was partially offset by:
•$0.3 million cash proceeds from the exercise of stock options.
2024
Net cash provided by financing activities of $2.6 million for the nine months ended September 30, 2024 was primarily attributed to:
•$5.5 million cash proceeds from the exercise of stock options.
This was partially offset by:
•$1.4 million for tax withholdings related to net share settlements of restricted stock units; and
•$1.4 million for principal payments under finance lease obligations.
Indebtedness
For a discussion of our material indebtedness, see Note 6 to our (unaudited) condensed consolidated financial statements included in this report.
Contractual Obligations
There were no material changes to our commitments under contractual obligations, as disclosed in our Annual Report, except as noted in Note 8 - Leases and Note 12 - Commitments and Contingencies to our (unaudited) condensed consolidated financial statements.

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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the nine months ended September 30, 2025 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income and Comprehensive Income in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2025, there were no forward contracts outstanding.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in various claims and legal actions that arise in the ordinary course of our business. While the results of such litigation proceedings cannot be predicted with certainty, management believes none of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 12 - Commitments and Contingencies for additional discussion of pending litigation.
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
During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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

Date: November 3, 2025	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ Ivan Garcia
Ivan Garcia Interim Chief Financial Officer
(Principal Financial and Accounting Officer)