Form 10-K
period 2025-12-31
Freshpet, Inc.
filed 2026-02-23
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.3 billion.
As of February 19, 2026, 49,057,177 shares of common stock of the registrant were outstanding.
________________________________________________________________
Documents Incorporated by Reference
The information required by Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K will be filed (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information, to be filed within 120 days after the end of the issuer's fiscal year.

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
•the impact of consumer economic uncertainty on pet adoption and new customer acquisition rates;
•changes in global trade policy, including the imposition of tariffs on certain goods imported into the United States of America or resultant trade wars that may lead to reduced economic activity, increased costs, reduced demand and changes in retail consumer purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes;
•the impact of various worldwide or macroeconomic events, such as the ongoing conflicts in Europe, the Middle East and South America, and the continued effects of such conflict on U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
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
•sustained disruptions within the agriculture industry, including diseases affecting livestock (such as highly pathogenic avian influenza (“HPAI”)), or agricultural labor shortages, including as a result of U.S. immigration policy;
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

•our ability to successfully implement artificial intelligence into our operations and to realize the anticipated benefits, cost savings and efficiencies from such initiatives;
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

PART I
ITEM 1. BUSINESS
Overview
Freshpet, Inc. (“Freshpet,” the “Company,” "we" or "our") is disrupting the over $56.0 billion United States pet food industry by driving consumers to reassess conventional dog and cat food offerings that have remained essentially unchanged for decades. We position our brand to benefit from mainstream trends of growing pet humanization and consumer focus on health and wellness. We price our products to be accessible to the average consumer, providing us with broad demographic appeal and allowing us to penetrate multiple classes of retail, including grocery, mass, international, digital, pet specialty, and club. We have successfully expanded our network of Freshpet Fridges within leading blue-chip retail chains. The strength of our business model extends to our customers, who we believe find that Freshpet grows their pet category sales, drives higher traffic, increases shopper frequency and delivers category leading margins. As of December 31, 2025, our household penetration within the United States was approximately 15.2 million households. Additionally, we believe that there are opportunities to expand our network into international markets as demonstrated by our initiatives in the U.K. market.
Our Industry
We primarily compete in the United States dog and cat food market. The pet food market has historically been resilient as consumers continue to spend on their pets even during economic downturns, and we believe pet food spending in North America will increase long-term.
We believe the following trends will drive growth in our industry:
Pet ownership. There are currently approximately 98 million dog or cat food buying households in the United States, meaning that approximately 73% of total households are buying dog and/or cat food, according to Numerator.
Pet humanization. According to Numerator, 90% of United States dog households view their pets as members of the family. As pets are increasingly viewed as companions, friends and family members, pet owners are being transformed into “pet parents” who spare no expense for their loved ones, driving premiumization across pet categories. This trend is reflected in food purchasing decisions.
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
Our Opportunity
Freshpet has an opportunity to capture market share in this large and growing category by mainstreaming fresh food for pets and making fresh food a greater part of dogs' and cats' main meals.
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
Pets
Our pets are members of our family and deserve to eat the kind of fresh, healthy food that we do. Freshpet's carefully selected ingredients and gentle cooking process ensures best-in-class bioavailable nutrition. Hundreds of customer testimonials each year underscore Freshpet's support of a long and healthy life. Further, since founding Freshpet, we have donated nearly twenty-six million fresh meals to pets via shelters, charitable organizations, and humane societies, including St Hubert's Animal Welfare Center, Pennsylvania SPCA, StrayDog Inc. and 4 Paws for Ability.
People
Our people include our team members, pet parents, and our partners. We treat our team members with respect and are committed to helping them develop professionally and personally. These efforts have contributed to an employee net promoter score of 7.9. Additionally, we strive to be good partners with customers, distributors, and suppliers by conducting business with honesty and transparency knowing that we cannot grow without their support.
Planet
We are committed to minimizing our environmental impact while providing the healthiest, tastiest pet food possible. All Freshpet Kitchens are landfill-free facilities thanks to our commitment to recycling, digesting, and waste-to-energy processes. We support renewable energy by matching the electricity used in Freshpet Kitchens and offices as well as our refrigerators in over 30,000 retail locations with Green-E Certified renewable energy certificates from North American based projects. Freshpet's chiller fleet efficiency continues to improve with our latest units using up to 91% less electricity than older units. 2023 saw the introduction of our Texas distribution center and freight bracket pricing program. These efforts helped minimize the fuel used to ship Freshpet products to our customers resulting in significantly reduced logistics costs and environmental footprints.
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

Our Product Innovation
As the first manufacturer of fresh, refrigerated pet food distributed across North America, product innovation is core to our strategy. We take a fresh approach to pet food and are not constrained by conventional pet food products, attributes, and production capabilities. We employ a tightly-knit, creative team of marketing and research and development professionals, including an in-house veterinary nutritionist. We also consult with outside experts through our Nutrition Council, which consist of PhDs in nutrition and veterinary nutritionists. Our team often identifies pet parents’ needs by evaluating emerging demand trends in both pet food and human food. New products are refined iteratively with the help of consumer panel data to arrive at products that we believe can be commercially successful.
The success of our approach is evidenced by our broad product portfolio today. We began Freshpet by producing fresh, refrigerated slice and serve rolls, and over time have steadily expanded into successful new product forms including bags and treats. We also introduced new fresh recipes and ingredients, such as proteins and grain-free options never before seen in pet food that cater to both the life stage and specific dietary requirements of pets.
Our Innovation Center, which is part of our Freshpet Kitchens (with facilities in our Freshpet Kitchens Bethlehem, Freshpet Kitchens South and Freshpet Kitchens Ennis), helps us ensure that we remain capable of strong innovation, including creating new product platforms to expand the breadth of our fresh pet food offerings. We expect that new product innovation and the introduction of new cooking techniques will continue to delight our consumers and drive growth going forward.
Our Supply Chain
Manufacturing: All of our products are manufactured in the United States, except select products produced in the European Union ("EU") for our European customers. We own and operate what we believe to be the first fresh, refrigerated pet food manufacturing network in North America. Our original Freshpet Kitchens Bethlehem, located in Bethlehem, Pennsylvania, is a 240,000 square foot facility, built to United States Department of Agriculture standards and as of 2025, houses six production lines customized to produce fresh, refrigerated food.
In 2020, we began making investments at a manufacturing facility called Freshpet Kitchens South. Freshpet Kitchens South currently has four production lines in operation with a potential fifth line to be installed in the future.
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
In 2025, approximately 99.1% of our product volume was manufactured with Freshpet owned equipment.
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
Our Product Quality and Safety
We go to great lengths to ensure product quality, consistency and safety from ingredient sourcing to finished product. Our Freshpet-owned manufacturing lines allow us to exercise significant control over production. We have a highly skilled Food Safety and Quality Assurance team consisting of quality assurance supervisors, specialists, analysts, and quality technicians with significant experience in pet and human food production.
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
Our Customers and Distributors
We sell our products throughout the United States, Canada, and Europe, and generate the vast majority of our sales in the United States. The strength of our business model makes us an attractive partner for leading blue-chip retailers, who we believe find that Freshpet grows the sales of their pet category, drives higher traffic, increases shopper frequency, and delivers category-leading margins. Our Freshpet Fridge locations have been consistently increasing as we add new retail accounts and add stores in existing accounts. As of December 31, 2025, we are in approximately 30,235 stores, with approximately 24% of stores having multiple Freshpet Fridges. We sell our products through the following classes of retail: grocery, mass, international, digital, pet specialty, and club.
Our customers determine whether they wish to purchase our products directly from us or through a third-party distributor. In 2025, our largest distributor by net sales accounted for less than 10% of our net sales and our largest customers, Walmart and Costco, accounted for 25% and 10% of our net sales, respectively.
The Freshpet Fridge
We primarily sell our products through a growing network of company-owned branded refrigerators, the Freshpet Fridges. Our Freshpet Fridges are typically four feet wide by seven feet high and replace standard shelving in the pet aisle or an end-cap of a retail store. Our Freshpet Fridge designs are constantly evolving with all new models featuring prominent edge-lit LED headers, LED interior lighting, crisp black interiors and frameless glass swing doors for aesthetics and easy access. We use state-of-the-art refrigeration technology and environmentally friendly refrigerants to minimize energy consumption and environmental impact.
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

Installation into retail locations and ongoing maintenance of the Freshpet Fridge is coordinated by Freshpet and executed through leading third-party service providers. Freshpet Fridges purchased in 2025 are protected by a manufacturer warranty of five years, while those purchased prior to 2025 carry a three-year manufacturer warranty. Our refrigerators are designed to be highly reliable, and at any given time, less than 0.5% of the network is out of service for maintenance. Moreover, to ensure quality, cleanliness and appropriate in-stock levels, we employ brokerage partners to conduct a physical audit of the Freshpet Fridge network on an ongoing basis, with photographic results of our Freshpet Fridges transmitted back to Freshpet for review by members of our sales team.
We currently estimate less than 12-month cash-on-cash payback for the average Freshpet Fridge installation, calculated by comparing our total current costs for a refrigerator (including installation) to our current margin on net revenues. We believe our attractive value proposition to retailers and pet parents will allow us to continue penetrating store locations of existing and new customers. The Freshpet Fridge provides a highly-visible merchandising platform, allowing us to control how our brand is presented to consumers at point-of-sale and represents a significant point of differentiation from other pet food competitors. Our total chiller fleet at retailers covers over 2.1 million cubic feet of space.

Marketing and Advertising
Our marketing strategy is designed to educate consumers about the benefits of fresh refrigerated pet food while building both awareness of, and belief in, the Freshpet brand. We focus on establishing trust in the quality, safety, and nutritional benefits of our products, while deploying a broad set of marketing tools to reach consumers through multiple touchpoints and drive increased consumer trials of our products.
Our network of fridges at approximately 30,235 retail locations within blue-chip retailers serves as a powerful in-store marketing asset, introducing consumers to our brand and clearly differentiating Freshpet from traditionally merchandised pet food. We utilize a holistic media approach to support brand building and consumer engagement, including national television advertising, which has been effective in driving incremental consumer product trials, as well as investments across streaming television, digital, and social media channels.
We maintain a robust online presence designed to engage consumers across their purchase journey, including those seeking delivery or omnichannel options. Our digital efforts span a range of platforms and environments, including company and retail websites, retail media networks, search engines, blogs, and online reviews, and are further supported by tailored messaging across leading social and digital platforms.
Through this integrated marketing approach, we have driven new consumers to the brand while fostering a highly engaged community of Freshpet users who actively advocate for our products.
Competition
The pet food industry is highly competitive, with numerous manufacturers of varying sizes. Our competitors include pet food divisions of large consumer product companies, regional niche brands, direct-to-consumer frozen brands, as well as retailers with their own private label products. Competitors market and sell their products through brick-and-mortar stores and e-commerce. Many of our principal competitors have substantially larger financial, marketing, and other resources than we do.
Given a North American retail landscape dominated by large retailers, with limited shelf space and a significant number of competing products, competitors actively support their brands through marketing, advertising, promotional spending and discounting.
Competitive factors in the pet food industry include product quality, ingredients, brand awareness and loyalty, product variety, product packaging and design, ease of purchase, merchandising, reputation, price, advertising, promotion and nutritional claims. We believe that we compete effectively with respect to each of these factors.
Team Members & Human Capital Resources
At Freshpet we always want to build a fair, healthy and safe workplace, while creating work environment policies and practices that help us attract, develop and retain our valued employees. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our company, as well as for our stockholders. We are proud of our focus on promoting employee engagement across our operations - from our supply chain to our finished products - and are committed to building our business on a foundation of strong ethics.
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
As of December 31, 2025, we had 1,288 employees located primarily in Bethlehem, PA, Ennis, TX, Bedminster, NJ and Europe. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to his or her employment with us.

Our Corporate Information
We were incorporated in Delaware in November 2004 and currently exist as a Delaware corporation. Our principal executive offices are located at 1450 US-206, Bedminster, New Jersey 07921.
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
Trademarks and Other Intellectual Property
We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, among others, Freshpet, Vital, Nature’s Fresh, Roasted Meals, Fresh From The Kitchen, DeliFresh, Freshpet Dog Joy, Dognation, Homestyle Creations, and Pets People Planet.
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
Developing our business has in the past required, and will in the future continue to require, significant capital. To meet our capital needs, we expect to continue to rely on our cash flow from operations, as well as amounts previously raised through the issuance of the Convertible Notes (as defined below), and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with our contractual restrictions.
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
Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The sudden loss of any of these executives' services or our failure to appropriately plan for any expected key executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we depend on our ability to attract and retain qualified personnel to efficiently operate and expand our business, and in recent years have expanded our workforce to support our increased manufacturing capacity. Certain specialized and technical knowledge is required to maintain satisfactory operating conditions and food quality standards at our manufacturing facilities, and if employees assigned to such facilities are not adequately trained, able to assimilate into those roles, or adhere to such standards, or if we fail to attract or retain talented new employees, our business and results of operations could be negatively affected.
Risks Related to Competition in Our Industry
The pet food product category in which we participate is highly competitive. If we are unable to compete effectively, our results of operations could be adversely affected.
The pet food product category in which we participate is highly competitive. There are numerous brands and products that compete for retail space, e-commerce and direct-to-consumer sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies and private label brands. We face strong competition from competitors’ products that are sometimes sold at lower prices. Price gaps between our products and our competitors’ products may result in market share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products, including additional fresh, refrigerated pet food, that are more attractive to customers or consumers than our products. These competitors may also prove to be more successful in marketing and selling their products or may be better able to increase prices to reflect cost pressures. We may not be able to compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether their strategies will negatively affect us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.
Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade spending programs.
In general, due to the highly competitive nature of the businesses in which we compete, we must execute effective and efficient marketing investments and trade spending programs with respect to our businesses overall to sustain our competitive position in our markets. Marketing investments may be costly. Additionally, we may, from time to time, change our marketing and trade spending strategies, including the timing, amount or nature of television advertising, use of social media and related promotional programs. The sufficiency and effectiveness of our marketing and trade spending practices is important to our ability to retain or improve our market share or margins. If our marketing and trade spending programs are not successful or if we fail to implement sufficient and effective marketing and trade spending programs, our business, financial condition and results of operations may be adversely affected.
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
Our customers purchase products either directly from us, or through a network of distributors who have purchased product inventory from us. A relatively limited number of customers and distributors account for a large percentage of our net sales. During 2025, ten customers, who purchase either directly from us or through distributors, collectively accounted for approximately 68.0% of our net sales. This percentage may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers and distributors; however, these customers or distributors may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf space for pet food items or a reduction in the space allocated for our Freshpet Fridges, or the failure of our customers to increase the volume of Freshpet Fridges may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers and/or distributors may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. In addition, there are a relatively small number of distributors with whom we engage to distribute our products. We have in the past, and could again in the future, have disruptions in our distributor network which could adversely impact our net sales and results of operations or subject us to litigation. See "Note 10 - Commitments and Contingencies - Legal Obligations." To the extent customers or distributors seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted. If our sales of products to one or more of our significant customers or distributors are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.
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
We have in the past and may in the future be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. Consumer or customer concerns (whether justified or not) regarding the quality or safety of our products could adversely affect our business. Product recalls or withdrawals can result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention and result in production delays, as was the case with a voluntary recall of a single lot of product that we initiated in June 2022. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products may also result in adverse publicity or legal challenges, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny, fines, or other penalties by federal and state regulatory agencies of our operations, which could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to our Manufacturing and Supply Chain
We may not be able to successfully implement initiatives to improve productivity and product quality, to streamline operations, or to control or reduce costs. Failure to successfully implement such initiatives could adversely affect our results of operations.
Our ability to introduce new products and execute our growth strategy depends, in part, on our ability to successfully launch new proprietary technologies. If these technologies fail to perform as expected, we encounter unexpected difficulty training employees on use of these technologies, or we or our business partners are unable to implement these technologies in the time frame, at the cost, or with anticipated efficiencies and beneficial impact on product quality, our results of operations could be adversely affected. Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depend significantly on our efforts to control our operating costs. As many of our costs, such as energy and logistics costs, packaging costs and ingredients, commodity and raw product costs, are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency or other initiatives. If we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected efficiencies and cost savings, our business, financial condition and results of operations could be adversely affected.

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
Our business is dependent on our ability to timely source ingredients that comply with our product quality standards. The primary inputs, commodities and ingredients that we use include meat, poultry products, vegetables, fruits, carrageenans, whole grains, vitamins, minerals, packaging and energy. Prices for these and other items we use may be volatile, and we may experience shortages in these items due to factors beyond our control, such as commodity market pricing, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), shortages of agricultural workers (including due to U.S. immigration policies); weather conditions, natural disasters, animal disease outbreaks (such as HPAI), pestilence, operational disruption, financial distress or insolvency of key suppliers or other third parties on whom we or they rely, the effects of climate change, currency fluctuations, tariffs or trade wars, inflationary and/or interest rate pressures, governmental regulations (including import restrictions), sustained government or regulatory shutdowns, regulatory uncertainty or delays, agricultural programs or issues, energy programs, geopolitical concerns, including ongoing global geopolitical conflict, labor strikes and the financial health of our suppliers.
The U.S. presidential administration has in the past year announced the imposition of tariffs on imports from many countries, including but not limited to Canada, Mexico and China, and certain of those countries subsequently announced retaliatory tariffs in response, with citizens of several countries calling for boycotts of U.S. products. Although to date Freshpet has not experienced a material adverse impact on our business and results of operations as a result of such tariffs and foreign trade relations, we continue to monitor and assess their potential impact. These or any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, which could lead to significant increases in the costs of materials, and as a result could negatively impact our results of operations, cash flow and financial condition. New or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could negatively impact our sales growth, and our business and results of operations.
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
The ingredients that we use in the production of our products (such as meat and poultry products, vegetables, fruits, and whole grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, fires, earthquakes, tornadoes, livestock disease such as avian influenza and pestilences. Adverse weather conditions may be impacted by climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supply of ingredients, lower recoveries of usable ingredients, increase the prices of our ingredients, increase our transportation costs or increase our cost of storing ingredients if harvests are accelerated and processing capacity is unavailable. Additionally, the growth of crops, the raising of cattle, and the manufacturing and processing of our products, all require significant amounts of water. Drought or other causes of a reduction of water in aquifers may affect availability of water, which in turn may adversely affect the cost of beef, vegetables and fruits, as well as our results of operations. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supply of ingredients is reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for ingredients or other inputs could also adversely affect our business, financial condition and results of operations as described in “—The inputs, commodities and ingredients that we require are subject to macroeconomic factors, government regulation, and other factors outside of our or our suppliers' control, including but not limited to, price increases, inflationary and interest rate pressures, tariffs, trade wars, product or agricultural industry labor shortages, livestock disease or pestilence, any of which could adversely affect our results of operations.”
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
The cost of the protein-based ingredients we use in our products has been adversely impacted in the past by the publicity surrounding animal diseases, such as bovine spongiform encephalopathy, or “mad cow disease.” As a result of extensive global publicity and trade restrictions imposed to provide safeguards against mad cow disease, the cost of alternative sources of the protein-based ingredients we use in our products has from time to time increased significantly and may increase again in the future if additional cases of mad cow disease or similar pathogens are found.
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
Adverse and uncertain economic conditions may impact distributor, customer, and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, customers, consumers, and creditors may suffer. Consumers have access to lower-priced offerings and, during economic downturns, may shift purchases to these lower-priced or other perceived value offerings. Customers may become more conservative in response to these conditions and seek to reduce their inventories in response to consumer behavior. Global or local pandemics could also have adverse impacts on our business operations. In addition, tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war. Any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, distributors or customers, which could lead to significant increases in the costs of materials and services, resulting in product cost increases and reduced consumer demand.
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
Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the FDA, and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act of 2011 provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition, many states have adopted the Association of American Feed Control Officials’ (AAFCO) model pet food regulations or variations thereof, which generally regulate the information manufacturers provide about pet food. Complying with government regulation, including state by state adoption of AAFCO guidelines, can be costly or may otherwise adversely affect our business. Regulatory delays or uncertainty, including as a result of any government or regulator shutdown or defunding could impede our ability to manufacture and timely deliver our products. In addition, failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Both international regulations and state regulations have Extended Producer Responsibility (EPR) laws which do, and in the future, may impact our business. These EPR regulations require annual reporting and fees. Failure to pay these authorities in a timely manner can result in large penalties.
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
We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our intellectual property rights as well as the intellectual property of third parties with respect to which we are subject to non-use and non-disclosure obligations. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. The steps we take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others may not be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property in some foreign countries. Failure to protect our intellectual property could harm our business, financial condition and results of operations.

Our brand names and trademarks are important to our business, and we have registered or applied to register many of these trademarks, but have no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks or branding are successfully challenged, we could be forced to rebrand our products, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
We rely on unpatented proprietary know-how in the areas of recipes, ingredients sourcing, cooking techniques, packaging, transportation and delivery. It is possible that others will independently develop the same or similar know-how or otherwise obtain access to our proprietary know-how. To protect our trade secrets and other proprietary know-how, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. If these agreements fail to provide meaningful protection in the event of any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information, our business could be materially adversely affected.
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
In recent years, we have expanded our global footprint by entering into new markets and may expand into additional markets in the future. For example, we currently do business with four retailers in the United Kingdom, where our products are selling in approximately 637 stores. Should we continue to expand our business into new countries, we may encounter tariffs, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have an adverse effect on our business.
In addition, expansion into new countries may require significant resources and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our operations outside of the United States and Canada.
Risks Related to Environmental Regulation and Environmental Risks
We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or evolving views or concerns regarding climate change may increase environmental risks and environmental regulation of such risks.
As a result of our agricultural and food processing operations, we are subject to numerous environmental laws and regulations at the federal, state and local levels. As these laws and regulations become increasingly complex, evolve or are reinterpreted, our compliance costs may become increasingly expensive. Changes in environmental conditions may result in existing legislation having a greater impact on us. Additionally, we may be subject to new legislation and regulation in the future.
The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities, including our ingredients, and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Although the current presidential administration has taken steps to reassess and scale back existing environmental regulation, future presidential administrations could adopt a different policy, in which case federal regulations limiting greenhouse gas emissions and energy inputs could increase in coming years, which may increase our costs associated with compliance.

Compliance with evolving environmental legislation and regulations at the international, federal, state and local levels, particularly if they are more aggressive than our current sustainability measures used to monitor our emissions and improve our energy efficiency, may increase our costs and adversely affect our results of operations. We cannot predict the extent to which any environmental law or regulation that may be reinterpreted, enacted or enforced in the future may affect our operations. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business, financial condition and results of operations could be negatively impacted.
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
Our increasing use of artificial intelligence ("AI") technologies presents operations, legal, ethical and reputational risks that could adversely affect our business.
We use and plan to increase our use of AI across multiple parts of the business, including in our manufacturing process. While AI technologies offer efficiencies and performance improvements, their adoption can present significant risks with respect to data quality, reliability and bias, cybersecurity and data security, intellectual property, regulatory and reputational risk.
AI outputs depend on the quality, representativeness and timeliness of the training data and prompts. Errors, 'hallucinations', model drift or degraded performance can lead to faulty decisions, product defects or inaccurate consumer-facing content. Detection and remediation can be costly and time-consuming and may not be successful. Additionally, any outputs or efficiencies generated by AI, including with respect to our manufacturing process, could potentially infringe third party intellectual property or create inventions or content that is not capable of protection under intellectual property laws. AI systems can also produce biased or discriminatory outcomes which may be inconsistent with applicable laws, intent or expectations, or be otherwise inconsistent with our stated policies.

Increased adoption of AI within Freshpet's operations can amplify cyber risk across our systems and create new opportunities for bad actors to test and exploit system vulnerabilities, which could result in a cyber security incident or otherwise compromise data security. A security incident involving AI inputs, outputs or model artifacts could result in regulatory scrutiny, litigation and reputational harm. Training or deploying AI within our systems may involve the collection or processing of personal information. If our controls are ineffective or insufficient, we could face regulatory investigations, fines, private litigation or loss of public trust. Furthermore, the legal framework governing AI is rapidly evolving across international, federal and state jurisdictions and such regulations may impose restrictions relating to risk assessments, documentation, human oversight and use. New or expanded obligations or limitations on our ability to use AI could increase costs, limit certain features or necessitate changes in our data practices or supply chain, and any violation of such regulations could adversely affect our business, reputation, and results of operations.
These and similar risks related to rapidly evolving adoption of AI technology by us or third parties on whom we rely could result in litigation and remediation may require costly re-engineering, additional human review or curtailing certain uses, which could result in decreased operational efficiencies and increased costs.
Risks Related to our NOLs
We may be unable to use some or all of our net operating loss carryforwards, which could adversely affect our financial results.
As of December 31, 2025, we had federal net operating loss (“NOLs”) carryforwards of approximately $391.1 million and state NOLs of approximately $275.4 million available to offset future taxable income. Our ability to utilize these NOLs may be limited under Section 382 ("Section 382") of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), which restricts the use of pre-change NOLs following an "ownership change." An ownership change generally occurs when the ownership of 5% shareholders increases by more than 50 percentage points over a three‑year testing period. The annual limitation is determined, in part, by the value of the company immediately prior to the ownership change and the applicable federal long‑term tax‑exempt rate.
We have completed several Section 382 analyses in prior years, which concluded that limitations apply. We have incorporated those limitations into the NOL carryforwards we expect to utilize in future periods. However, additional ownership changes can occur based on market trading activity outside our control, and future transactions or fluctuations in the ownership of 5% shareholders could trigger additional limitations. Such limitations may materially restrict our ability to use our NOLs and could cause some NOLs to expire unused, adversely affecting our financial condition.
Section 382 calculations are inherently complex and require ongoing monitoring, including periodic analysis of testing dates, movements in 5% shareholders, and constructive‑ownership rules. Future analyses may differ from prior conclusions.
In addition, (i) NOLs generated in taxable years beginning after December 31, 2017 are limited to offsetting 80% of taxable income in taxable years beginning after December 31, 2020, and (ii) NOLs generated in taxable years beginning after December 31, 2020 may not be carried back to prior taxable years. State NOLs are also subject to separate limitations and may not be available to offset income in other jurisdictions.
If these limitations apply, we may not be able to realize the full value of our NOLs, which could result in increased tax liabilities and potential valuation allowances in future periods.
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
We have in the past been, and may in the future be, subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities arise in the future, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have been and may continue to be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Our organization-wide information security program focuses on implementing effective and efficient controls, technologies, and other processes to help protect, identify, assess, manage and mitigate material cybersecurity threats and incidents. These processes include, among other things, regular testing of these controls through table-top exercises, penetration and vulnerability testing, auditing of our information security by an independent third-party auditor, ongoing security awareness training for employees and other educational programs, and continuous monitoring of our cybersecurity posture. We also employ numerous tools including, but not limited to, segregated layers of controls for access to our systems and security tools that help identify, isolate, remediate, and recover from identified vulnerabilities and security incidents in a timely manner. Our cybersecurity posture is managed by both our information security organization and through partnerships with industry recognized cybersecurity firms. We also utilize a third-party Virtual Chief Information Security Officer ("vCISO"). The vCISO works with the CIO and security team, including preparing and/or presenting key information to the Company's Audit Committee, as necessary.
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

ITEM 2. PROPERTIES
We lease our corporate headquarters in Bedminster, New Jersey, which contribute right of use assets and lease liabilities.
In August 2025, we entered into a lease arrangement for a to-be constructed warehouse space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur during the first quarter of 2027.
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
ITEM 3. LEGAL PROCEEDINGS
We are currently involved in various claims and legal actions that arise in the ordinary course of our business. While the results of such litigation proceedings cannot be predicted with certainty, management believes none of these claims or proceedings are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See also “Item 1A. Risk Factors” and "Note 10 - Commitments and Contingencies - Legal Obligations" to our Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock are publicly traded on the Nasdaq Global Market under the symbol "FRPT".
The number of stockholders of record of our common stock as of February 19, 2026 was approximately 508. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 3000 Index (the “Russell 3000”) for the five-year period ended December 31, 2025. The graph assumes that $100 was invested on December 31, 2020, in each of our common stock, the NASDAQ Composite and the Russell 3000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return
Freshpet Inc., NASDAQ Composite, Russell 3000 Index
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
Freshpet, Inc.
NASDAQ Composite
Russell 3000
12/31/2020
12/31/2021
12/31/2022
12/30/2023
12/29/2024
12/29/2025

Date	Freshpet, Inc.	NASDAQ Composite	Russell 3000
Dec 31, 2020	$100.00	$100.00	$100.00
Dec 31, 2021	$67.10	$121.39	$124.00
Dec 31, 2022	$37.16	$81.21	$98.61
Dec 31, 2023	$61.10	$116.47	$122.23
Dec 31, 2024	$104.31	$149.83	$150.18
Dec 31, 2025	$42.91	$180.33	$172.69
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
For more information regarding our consolidated results and liquidity and capital resources for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K, which information is incorporated herein by reference.
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
Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are primarily sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 30,235 retail stores as of December 31, 2025. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
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
Marketing & advertising. Our marketing and advertising expenses primarily consist of television advertising, digital, and social media channels. Our digital efforts span a range of platforms and environments, including company and retail websites, retail media networks, search engines, blogs, and online reviews. These expenses may vary from quarter to quarter depending on the timing of marketing and advertising campaigns.
Freshpet Fridge operating costs. Freshpet Fridge operating costs consist of repair costs and depreciation. The purchase and installation costs for new Freshpet Fridges are capitalized and depreciated over the estimated useful life. Freshpet Fridges purchased in 2025 are protected by a manufacturer warranty of five years, while those purchased prior to 2025 carry a three-year manufacturer warranty. We subsequently incur maintenance and freight costs for repairs and refurbishments handled by third-party service providers.
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
Income Taxes

At December 31, 2024, the Company determined that a full valuation allowance against its $98.5 million of net deferred tax assets was appropriate. At December 31, 2025, the Company concluded that it was appropriate to release a majority of the valuation allowance against the $71.4 million of deferred tax assets recorded as of that date based on the weight of available evidence, which now supports the conclusion that it is more likely than not that the majority of deferred tax assets will be realized. Based on sustained profitability, including three-year cumulative income before taxes of $76.9 million, excluding the prior year gain on our equity investment, the significant deferred tax liabilities expected to reverse in future periods, and the projections of future taxable income sufficient to fully utilize the Company's federal and state NOLs, the positive evidence supporting the release of most of the valuation allowance outweighed the negative evidence supporting a full valuation allowance. As a result, we recognized a deferred income tax benefit of $68.8 million for the year ended December 31, 2025.

Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2025		2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$1,102,015	100%	$975,177	100%	$766,895	100%
Cost of goods sold	652,389	59%	579,221	59%	516,023	67%
Gross profit	449,626	41%	395,956	41%	250,872	33%
Selling, general, and administrative expenses	373,954	34%	357,957	37%	281,318	37%
Income (loss) from operations	75,672	7%	37,999	4%	(30,446)	(4)%
Interest and other income, net	9,221	1%	11,868	1%	13,029	2%
Interest expense	(14,120)	(1)%	(12,262)	(1)%	(14,097)	(2)%
Gain on equity investment	—	—%	9,918	1%	—	—%
Income (loss) before income taxes	70,773	6%	47,523	5%	(31,514)	(4)%
Income tax (benefit) expense	(68,364)	(6)%	598	—%	210	—%
Loss on equity method investment	—	—%	—	—%	1,890	—%
Net income (loss)	$139,137	13%	$46,925	5%	$(33,614)	(4)%

Year Ended December 31, 2025 Compared To Year Ended December 31, 2024
Net Sales
The following table sets forth net sales by class of retailer:

	Year Ended December 31,
	2025		2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Grocery, Mass, International and Digital	$892,941	81%	$800,775	82%	$642,306	84%
Pet Specialty and Club	209,074	19%	174,402	18%	124,589	16%
Net Sales	$1,102,015	100%	$975,177	100%	$766,895	100%
Net sales increased $126.8 million, or 13.0%, to $1,102.0 million for the year ended December 31, 2025 as compared to $975.2 million for the year ended December 31, 2024. The $126.8 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $92.2 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 12.0% and favorable price/mix of 1.0%.

Gross Profit
Gross profit was $449.6 million, or 40.8% as a percentage of net sales, for the year ended December 31, 2025, compared to $396.0 million, or 40.6% as a percentage of net sales, in the prior year. The increase in gross profit as a percentage of net sales was primarily due to lower input costs and reduced quality costs, partially offset by reduced leverage on plant expenses.
Adjusted Gross Profit for the year ended December 31, 2025 was $515.2 million, or 46.7% as a percentage of net sales, compared to $453.5 million, or 46.5% as a percentage of net sales, in the prior year. See "—Non-GAAP Financial Measures" below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $374.0 million for the year ended December 31, 2025, compared to $358.0 million in the prior year. As a percentage of net sales, SG&A decreased to 33.9% for the year ended December 31, 2025, compared to 36.7% in the prior year. The decrease in SG&A as a percentage of net sales was primarily due to decreased share-based compensation, driven by the reversal of previously recorded expense in the current year related to performance-based conditions deemed improbable of achievement as of year end, and decreased variable compensation accrual, partially offset by increased media spend as a percentage of net sales and higher non-recurring charges in 2025.
Adjusted SG&A for the year ended December 31, 2025, was $319.4 million, or 29.0% as a percentage of net sales, compared to $291.6 million, or 29.9% as a percentage of net sales, in the prior year. See "—Non-GAAP Financial Measures" below.
Income from Operations
As a result of the factors discussed above, income from operations increased by $37.7 million to $75.7 million for the year ended December 31, 2025 as compared to $38.0 million in the prior year.
Interest and Other Income, net
The Company recorded interest and other income, net of $9.2 million for the year ended December 31, 2025 as a result of interest income generated from cash and cash equivalents as compared to $11.9 million in the prior year.
Interest Expense
Interest expense increased $1.9 million to $14.1 million for the year ended December 31, 2025 as compared to $12.3 million in the prior year. The increase was primarily driven by a $1.6 million decrease in capitalized interest compared to the prior year period as a result of assets placed into service.
Gain on Equity Investment
The $9.9 million gain on equity investment for the year ended December 31, 2024 resulted from the change in fair value of the Company's equity interest in a privately held company, as discussed in Note 1 - Summary of Significant Accounting Policies of our consolidated financial statements.
Income Tax (Benefit) Expense
Income tax benefit increased $69.0 million to $68.4 million for the year ended December 31, 2025 as compared to income tax expense of $0.6 million in the prior year. The increase is primarily due to the deferred income tax benefit resulting from the release of the valuation allowance in 2025, partially offset by deferred income tax expense.
Net Income
Net income increased $92.2 million to net income of $139.1 million for the year ended December 31, 2025 as compared to net income of $46.9 million in the prior year, due to the deferred income tax benefit resulting from the release of the valuation allowance as a result of sustained profitability and the expected future profitability, and contributions from higher sales, partially offset by increased SG&A expenses, including increased media spend of $29.2 million and $17.7 million of non-recurring charges in 2025, compared to a $9.9 million gain on equity investment in the prior year.

Adjusted EBITDA
Adjusted EBITDA was $195.7 million for the year ended December 31, 2025, compared to $161.8 million, in the prior year. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See "—Non-GAAP Financial Measures" below.
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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales (Adjusted EBITDA Margin)
Such financial measures are not financial measures prepared in accordance with U.S. GAAP. We define Adjusted Gross Profit as Gross Profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, loss on disposal of equipment, distributor transition costs, legal obligation and international business charges. EBITDA represents net income (loss) plus depreciation and amortization expense, interest expense net of interest income and, income tax (benefit) expense. Adjusted EBITDA represents EBITDA less gain on equity investment, plus non-cash share-based compensation expense, loss on disposal of property, plant and equipment, distributor transition costs, legal obligation, and international business charges.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income (loss)	$139,137	$46,925	$(33,614)
Depreciation and amortization	86,872	70,803	57,058
Interest expense, net of interest income	4,887	335	1,069
Income tax (benefit) expense	(68,364)	598	210
EBITDA	162,532	118,661	24,723
Non-cash share-based compensation (a)	13,883	51,807	24,936
Loss on disposal of property, plant and equipment	1,630	1,284	4,321
Distributor transition costs (b)	10,680	—	—
Legal obligation (c)	5,703	—	—
International business charges (d)	1,273	—	—
Gain on equity investment	—	(9,918)	—
Loss on equity method investment	—	—	1,890
Enterprise Resource Planning	—	—	2,457
Capped Call Transactions fees	—	—	113
Shareholder activism defense engagement	—	—	8,177
Organization changes	—	—	(67)
Adjusted EBITDA	$195,701	$161,834	$66,550
Adjusted EBITDA as a % of Net Sales	17.8%	16.6%	8.7%
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

The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Gross profit	$449,626	$395,956	$250,872
Depreciation expense	61,426	49,056	41,209
Non-cash share-based compensation	3,078	7,761	10,995
Loss on disposal of manufacturing equipment	1,020	696	3,547
Adjusted Gross Profit	$515,150	$453,469	$306,623
Adjusted Gross Profit as a % of Net Sales	46.7%	46.5%	40.0%
The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
SG&A expenses	$373,954	$357,957	$281,318
Depreciation and amortization expense	25,446	21,747	15,849
Non-cash share-based compensation (a)	10,805	44,046	13,941
Loss on disposal of equipment	610	588	774
Distributor transition costs (b)	10,680	—	—
Legal obligation (c)	5,703	—	—
International business charges (d)	1,273	—	—
Enterprise Resource Planning	—	—	2,457
Capped Call Transactions fees	—	—	113
Shareholder activism defense engagement	—	—	8,177
Organization changes	—	—	(67)
Adjusted SG&A Expenses	$319,437	$291,576	$240,074
Adjusted SG&A Expenses as a % of Net Sales	29.0%	29.9%	31.3%
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
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During fiscal year 2025, we spent approximately $148.2 million of capital to meet our capacity needs as well as recurring capital expenditures. In fiscal year 2026, we expect to spend approximately $150.0 million.
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
Additionally, our cash flow generation ability is subject to general economic factors at the international, national and regional levels, including but not limited to increased interest rates and inflation, tariffs, trade wars, recession, financial, competitive, legislative and regulatory factors and other factors that are beyond our control, including government or regulatory shutdowns or defunding, or disruptions with or increased costs imposed by our key suppliers or others within our supply chain. Further, such macroeconomic factors could negatively impact consumer sentiment, resulting in reduced demand and changes in purchasing behaviors for some or all of our products and other relevant factors, such as consumer hesitancy to trade up in pet food, deferral of pet-related expenses, and reduced pet adoption rates. While these factors are expected to persist in the near term, the Company has implemented strategic initiatives, including targeted marketing, value-focused product innovation, and expanded distribution in club and mass channels, to mitigate their impact. Management believes these actions will support continued growth and margin expansion, even if the current economic environment remains unchanged. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.
Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. The Company reduced its capital expenditures for manufacturing expansion during 2025, reflecting both a moderation in demand and significant operational efficiencies. These changes are expected to materially improve near-term cash flow and reduce the capital intensity of the business, while maintaining flexibility to scale as market conditions evolve. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as issuing additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive.

Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.
The following table sets forth, for the periods indicated, our working capital:

	December 31,	December 31,
	2025	2024
	(Dollars in thousands)
Cash and cash equivalents	$277,975	$268,633
Accounts receivable, net of allowance for doubtful accounts	63,762	68,419
Inventories, net	76,766	80,794
Prepaid expenses	9,807	16,026
Other current assets	7,404	3,126
Accounts payable	(42,429)	(39,164)
Accrued expenses	(31,610)	(56,263)
Current operating lease liabilities	(2,241)	(1,322)
Current finance lease liabilities	(2,315)	(2,120)
Total Working Capital	$357,119	$338,129
Working capital consists of current assets net of current liabilities. Working capital increased $19.0 million to $357.1 for the year ended December 31, 2025 compared to working capital of $338.1 million for the year ended December 31, 2024, primarily as a result of an increase of $9.3 million in cash and cash equivalents, an increase of $4.3 million in other current assets, and a decrease of $24.7 million in accrued expenses as a result of decreased variable compensation accrual. The increase was partially offset by a decrease of $4.7 million in accounts receivable, a decrease of $4.0 million in inventories, net, a decrease of $6.2 million in prepaid expenses, an increase of $3.3 million in accounts payable, and an increase of $1.1 million in lease liabilities.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of December 31, 2025, our capital resources consisted primarily of $278.0 million of cash and cash equivalents on hand.
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

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Cash at the beginning of period	$268,633	$296,871
Net cash provided by operating activities	160,561	154,288
Net cash used in investing activities	(148,184)	(187,092)
Net cash (used in) provided by financing activities	(3,035)	4,566
Cash at the end of period	$277,975	$268,633

Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (i.e., provision for loss on accounts receivable, loss on disposal of property, plant and equipment, share-based compensation, change in reserve for inventory obsolescence, depreciation and amortization, amortization of deferred financing costs, change in operating lease right of use asset, change in deferred income taxes, and gain on equity investment).
2025
Net cash provided by operating activities of $160.6 million in 2025 was primarily attributed to:
•$192.8 million of net income, adjusted for reconciling non-cash items, which excludes $53.7 million of non-cash items related to $68.8 million of deferred income tax benefit, $89.7 million of depreciation and amortization, $12.1 million of provision for loss on accounts receivable, $13.9 million of share-based compensation, $2.2 million of amortization of deferred financing costs, $2.2 million of loss on disposal of property, plant and equipment, and $2.3 million of change in operating lease right of use asset.
This was partially offset by:
•$32.2 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, prepaid expenses and other current assets, other assets, accrued expenses, and operating lease liability, partially offset by the change in inventories and accounts payable.
2024
Net cash provided by operating activities of $154.3 million in 2024 was primarily attributed to:
•$168.0 million of net income, adjusted for reconciling non-cash items, which excludes $121.0 million of non-cash items related to $73.6 million of depreciation and amortization, $51.8 million of share-based compensation including amortization of warrants, $2.1 million of amortization of deferred financing costs, $1.4 million of change in operating lease right of use asset, $1.3 million of loss on disposal of property, plant and equipment, $0.3 million of a reserve for inventory obsolescence, $0.5 million of provision for loss on accounts receivable, partially offset by $9.9 million of gain on equity investment.
This was partially offset by:
•$13.7 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventories, other assets, and operating lease liability, partially offset by the change in accounts payable, accrued expenses, and prepaid expenses and other current assets.
Net Cash Used in Investing Activities
2025
Net cash used in investing activities of $148.2 million in 2025 was primarily attributed to:
•$148.2 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2024
Net cash used in investing activities of $187.1 million in 2024 was primarily attributed to:
•$187.1 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.

Net Cash (Used In) Provided by Financing Activities
2025
Net cash used in financing activities of $3.0 million in 2025 was primarily attributed to:
•$3.0 million for tax withholdings related to net share settlements of restricted stock units.
•$2.1 million for principal payments under finance lease obligations.
This was partially offset by:
•$2.1 million cash proceeds from the exercise of stock options.
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
Share-based Compensation—The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Service and performance based restricted stock units are measured based on the fair market value of the underlying stock on the dates of the grants whereas market based restricted stock units, such as total shareholder return awards, are measured using the Monte-Carlo simulation. Share awards are amortized under the straight-line method over the requisite service period of the entire award. Certain awards provide for accelerated vesting upon retirement if age and service conditions are met. When an employee is retirement‑eligible (or becomes eligible during the vesting period), the Company recognizes compensation cost for the portion of the award for which the requisite service period has been rendered, resulting in accelerated expense recognition. The Company accounts for forfeitures as they occur.
We have certain outstanding share-based awards with performance-based vesting conditions that require the achievement of certain Adjusted EBITDA margins, Adjusted EBITDA and/or Net Sales targets as a condition of vesting, with such target periods through fiscal year 2027. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. When the probability of achieving such performance conditions changes, the compensation cost previously recorded is adjusted as needed. When such performance conditions are deemed to be improbable of achievement, the compensation cost previously recorded is reversed. Determining whether the performance criteria will be achieved involves judgment, and the share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the probability assessment is changed.
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
Commodity Price and Inflation Risk
We purchase certain products and services that are affected by commodity prices, including, but not limited to agricultural products, including beef. These products are subject to price volatility caused by weather, market conditions, disease, government programs and policies, labor availability and availability of similar or competitive products, and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the year ended December 31, 2025 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of December 31, 2025, there were no forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FRESHPET, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Freshpet, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Freshpet, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of probability of achieving the vesting performance criteria of share-based awards
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognizes share-based compensation based on the value of the number of share-based payment awards that are ultimately expected to vest during the period. Share-based awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to vesting. For certain performance-based awards, the quantity of awards with the financial criteria has 1) a future net sales target or 2) a future adjusted earnings before interest, taxes, depreciation and amortization margin target within fiscal year 2025 through 2027. At each period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. When achievement of the vesting criteria is considered probable, compensation cost is recognized. At December 31, 2025, there were unrecognized compensation costs of approximately $3.9 million, $1.1 million and $0.0 million related to performance-based restricted stock units, market based restricted stock units, and performance-based stock options, respectively, for which the achievement of the vesting criteria is considered probable.
We identified the assessment of probability of achieving the vesting performance criteria of share-based awards as a critical audit matter. Evaluating the assumptions related to the Company’s determination of the probability that the performance criteria will be achieved for the share-based awards involved subjective auditor judgment. In particular, judgment was required to assess the probability of meeting the Company’s future performance targets, including forecasted net sales.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s share-based compensation process, including a control related to the Company’s assessment of assumptions that were used in the determination that a performance criterion was probable of achievement. To assess the Company’s ability to accurately forecast net sales, we compared the Company’s historical net sales forecasts to actual results. We compared forecasted net sales to those in communications to the Board of Directors, press releases and analyst reports.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Short Hills, New Jersey
February 23, 2026

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$277,975	$268,633
Accounts receivable, net of allowance for doubtful accounts	63,762	68,419
Inventories, net	76,766	80,794
Prepaid expenses	9,807	16,026
Other current assets	7,404	3,126
Total Current Assets	435,714	436,998
Property, plant and equipment, net	1,138,671	1,065,869
Deposits on equipment	118	1,047
Operating lease right of use assets	66,424	3,366
Long term investment in equity securities	33,446	33,446
Deferred tax assets, net	68,893	—
Other assets	34,509	34,152
Total Assets	$1,777,775	$1,574,878
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,429	$39,164
Accrued expenses	31,610	56,263
Current operating lease liabilities	2,241	1,322
Current finance lease liabilities	2,315	2,120
Total Current Liabilities	$78,595	$98,869
Convertible senior notes	397,330	395,163
Long term operating lease liabilities	65,023	2,213
Long term finance lease liabilities	28,075	23,273
Deferred tax liabilities, net	93	—
Total Liabilities	$569,116	$519,518
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 48,985 issued and 48,970 outstanding on December 31, 2025, and 48,716 issued and 48,702 outstanding on December 31, 2024	49	49
Additional paid-in capital	1,351,201	1,338,160
Accumulated deficit	(142,669)	(281,806)
Accumulated other comprehensive income (loss)	334	(787)
Treasury stock, at cost — 14 shares on December 31, 2025 and on December 31, 2024	(256)	(256)
Total Stockholders' Equity	1,208,659	1,055,360
Total Liabilities and Stockholders' Equity	$1,777,775	$1,574,878
See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
NET SALES	$1,102,015	$975,177	$766,895
COST OF GOODS SOLD	652,389	579,221	516,023
GROSS PROFIT	449,626	395,956	250,872
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	373,954	357,957	281,318
INCOME (LOSS) FROM OPERATIONS	75,672	37,999	(30,446)
OTHER (EXPENSES) INCOME:
Interest and Other Income, net	9,221	11,868	13,029
Interest Expense	(14,120)	(12,262)	(14,097)
Gain on Equity Investment	—	9,918	—
	(4,899)	9,524	(1,068)
INCOME (LOSS) BEFORE INCOME TAXES	70,773	47,523	(31,514)
INCOME TAX (BENEFIT) EXPENSE	(68,364)	598	210
LOSS ON EQUITY METHOD INVESTMENT	—	—	1,890
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$139,137	$46,925	$(33,614)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in foreign currency translation	1,121	(196)	(1,961)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,121	(196)	(1,961)
TOTAL COMPREHENSIVE INCOME (LOSS)	$140,258	$46,729	$(35,575)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$2.85	$0.97	$(0.70)
-DILUTED	$2.64	$0.93	$(0.70)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,800	48,487	48,163
-DILUTED	56,037	50,255	48,163
See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2022	48,051	$48	$1,325,524	$(295,117)	$1,370	14	$(256)	$1,031,569
Exercise of options to purchase common stock	160	—	4,517	—	—	—	—	4,517
Vesting of restricted stock units	66	—	(1,400)	—	—	—	—	(1,400)
Share-based compensation expense	—	—	20,554	—	—	—	—	20,554
Purchase of capped call options	—	—	(66,211)	—	—	—	—	(66,211)
Foreign currency translation	—	—	—	—	(1,961)	—	—	(1,961)
Net loss	—	—	—	(33,614)	—	—	—	(33,614)
BALANCES, December 31, 2023	48,277	$48	$1,282,984	$(328,731)	$(591)	14	$(256)	$953,454
Exercise of options to purchase common stock	352	1	9,137	—	—	—	—	9,138
Vesting of restricted stock units	87	—	(3,341)	—	—	—	—	(3,341)
Share-based compensation expense	—	—	49,380	—	—	—	—	49,380
Foreign currency translation	—	—	—	—	(196)	—	—	(196)
Net income	—	—	—	46,925	—	—	—	46,925
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
Exercise of options to purchase common stock	189	—	2,106	—	—	—	—	2,106
Vesting of restricted stock units	80	—	(3,122)	—	—	—	—	(3,122)
Share-based compensation expense	—	—	14,057	—	—	—	—	14,057
Foreign currency translation	—	—	—	—	1,121	—	—	1,121
Net income	—	—	—	139,137	—	—	—	139,137
BALANCES, December 31, 2025	48,985	$49	$1,351,201	$(142,669)	$334	14	$(256)	$1,208,659
See accompanying notes to the consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139,137	$46,925	$(33,614)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for loss (gains) on accounts receivable	12,130	467	(2)
Loss on disposal of property, plant and equipment	2,212	1,284	4,321
Share-based compensation	13,883	51,807	24,935
Depreciation and amortization	89,721	73,615	58,517
Write-off and amortization of deferred financing costs	2,167	2,089	4,060
Change in operating lease right of use asset	2,347	1,350	1,549
Deferred income taxes	(68,800)	—	—
Inventory obsolescence	—	347	—
Gain on equity investment	—	(9,918)	—
Loss on equity method investment	—	—	1,890
Changes in operating assets and liabilities:
Accounts receivable	(6,879)	(12,228)	820
Inventories	3,822	(15,484)	(1,207)
Prepaid expenses and other current assets	(1,312)	269	(2,249)
Other assets	(4,105)	(5,063)	(4,053)
Accounts payable	1,311	12,484	3,543
Accrued expenses	(23,396)	7,811	19,237
Operating lease liability	(1,677)	(1,467)	(1,807)
Net cash flows provided by operating activities	160,561	154,288	75,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment, software and deposits on equipment	(148,184)	(187,092)	(239,093)
Purchase of short-term investments	—	—	(113,441)
Proceeds from maturities of short-term investments	—	—	113,441
Net cash flows used in investing activities	(148,184)	(187,092)	(239,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	2,106	9,138	4,517
Tax withholdings related to net shares settlements of restricted stock units	(3,021)	(2,595)	(1,400)
Principal payments under finance lease obligations	(2,120)	(1,977)	(1,109)
Purchase of capped call options	—	—	(66,211)
Proceeds from issuance of convertible senior notes	—	—	393,518
Debt issuance costs	—	—	(2,026)
Net cash flows (used in) provided by financing activities	(3,035)	4,566	327,289
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,342	(28,238)	164,136
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	268,633	296,871	132,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$277,975	$268,633	$296,871

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$910	$193	$308
Interest paid, net of amounts capitalized	$11,522	$10,154	$9,303
Operating right-of-use assets obtained in exchange for lease obligations	$65,405	$1,785	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$9,311	$7,760	$19,286
Non-cash addition of finance lease to property, plant and equipment	$7,236	$—	$29,187
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$101	$746	$—
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
Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
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
On March 30, 2023, the Company no longer had representation on the investee's Board of Directors, and therefore determined that significant influence had been lost as of that date. As such, as of March 30, 2023, the Company stopped accounting for the investment as an equity method investment and began to account for the investment under Accounting Standards Codification (ASC) Topic 321 ("ASC 321"), Investments - Equity Securities. As of December 31, 2025, the Company's ability to exercise significant influence continues to be restricted as it no longer has, or the ability to obtain, board representation and it has no means of participation in any decision making processes as the privately held investee's Board of Directors is closely held.

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
On January 16, 2026, the privately held company was acquired by a third party - refer to Note 17 - Subsequent Events.
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
The Company accounts for the Convertible Notes as a single liability measured at amortized cost with debt issuance costs recorded as a direct deduction to the debt liability in the Consolidated Balance Sheet. The Company uses the effective interest rate method to amortize the debt issuance costs to interest expense over the respective term of the Convertible Notes.
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
Long-Lived Assets – The Company evaluates all long-lived assets for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Estimating future net cash flows and determining fair value of assets requires significant estimates and assumptions by management. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment.

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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of December 31, 2025.
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
Share-based Compensation – The Company recognizes share-based compensation based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates grant date fair value of its options using the Black-Scholes Merton option-pricing model. Service and performance based restricted stock units are measured based on the fair market value of the underlying stock on the dates of the grants whereas market based restricted stock units, such as total shareholder return awards, are measured using the Monte-Carlo simulation. Share awards are amortized under the straight-line method over the requisite service period of the entire award. Certain awards provide for accelerated vesting upon retirement if age and service conditions are met. When an employee is retirement‑eligible (or becomes eligible during the vesting period), the Company recognizes compensation cost for the portion of the award for which the requisite service period has been rendered, resulting in accelerated expense recognition. The Company accounts for forfeitures as they occur.
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of December 31, 2025, the Company had $99,789 of treasury bills within cash equivalents, which included $275 of amortized discount. As of December 31, 2024, the Company had $109,608 of treasury bills within cash equivalents, which included $300 of amortized discount.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. For the year ended December 31, 2025, we recognized a provision for loss on accounts receivable of $12,130, of which $10,680 was attributable to the liquidation of one of our pet specialty distributors.
Implementation Costs of Cloud Computing Arrangement – As of December 31, 2025 and 2024, the Company's deferred implementation costs of systems associated with cloud computing arrangements, which are reflected within prepaid and other assets, were $13,428 and $8,965, respectively. The cost will be recognized over the term of the agreements.
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of December 31, 2025, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
As of December 31, 2025, the Company maintained Level 1 and Level 2 assets and liabilities.

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
There were no contract assets as of December 31, 2025 and 2024.
Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Year Ended December 31,
	2025	2024	2023
Grocery, Mass, International and Digital	$892,941	$800,775	$642,306
Pet Specialty and Club	209,074	174,402	124,589
Net Sales	$1,102,015	$975,177	$766,895

The pet specialty and club class of retailers service a specific consumer through specialized offerings, which include value focused and or premium products. In contrast, grocery, mass, international and digital offer a wide variety of products.
Advertising – Advertising costs are expensed when incurred, with the exception of production costs which are expensed the first time advertising takes place. Advertising costs, consisting primarily of media ads, were $157,844, $127,681 and $97,877, in 2025, 2024 and 2023, respectively. As of December 31, 2025, 2024 and 2023 we had $0, $29 and $56, respectively of production cost in prepaid expense, representing advertising that had yet to take place.
Shipping and Handling Costs/Freight Out – Costs incurred for shipping and handling are included in selling, general, and administrative expenses within the statement of income (loss) and comprehensive income (loss). Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with our distribution center and the cost of shipping products to customers through third-party carriers. Shipping and handling cost totaled $63,920, $58,424, and $57,427 in 2025, 2024 and 2023, respectively.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This guidance is effective for the Company for the current annual report for the fiscal year ending December 31, 2025 and subsequent interim periods and the Company has adopted the guidance retrospectively as of the effective date.
Refer to Note 4 - Income Taxes for required disclosures.

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
Note 2 – Inventories, net:

	December 31, 2025	December 31, 2024
Raw Materials and Work in Process	$15,408	$16,289
Packaging Components Material	5,687	7,296
Finished Goods	55,671	57,209
Inventories, net	$76,766	$80,794
Note 3 – Property, Plant and Equipment, net:

	December 31, 2025	December 31, 2024
Refrigeration Equipment	$211,709	$193,249
Machinery and Equipment	344,890	279,093
Building, Land and Improvements	730,298	712,209
Furniture and Office Equipment	18,464	13,570
Leasehold Improvements	5,162	12
Construction in Progress	130,438	104,526
Finance Lease Right of Use Asset	35,714	28,478
	1,476,675	1,331,137
Less: Accumulated Depreciation and Amortization	(338,004)	(265,268)
Property, Plant and Equipment, net	$1,138,671	$1,065,869
Depreciation and amortization expense related to property, plant and equipment totaled $86,399, $69,497, and $58,169 in 2025, 2024 and 2023, respectively; of which $64,167, $51,735, and $42,667 was recorded to cost of goods sold for 2025, 2024 and 2023, respectively, with the remainder of depreciation expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 4 – Income Taxes:
A summary of income (loss) before income taxes as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$71,745	$55,408	$(27,200)
Foreign	(972)	(7,885)	(4,314)
Total income (loss) before income taxes	$70,773	$47,523	$(31,514)

A summary of income tax (benefit) expense as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	436	598	210
Foreign	—	—	—
Total Current	$436	$598	$210
Deferred:
Federal	$(57,729)	$—	$—
State	(11,164)	—	—
Foreign	93	—	—
Total Deferred	$(68,800)	$—	$—
Total income tax (benefit) expense	$(68,364)	$598	$210

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Year Ended December 31,
	2025		2024		2023
Tax at federal statutory rate	$14,859	21.0%	$9,983	21.0%	$(6,989)	21.0%
Domestic federal
Change in valuation allowance:
Federal valuation allowance	(68,968)	(97.5)%	(4,946)	(10.4)%	8,001	(24.1)%
Nontaxable or nondeductible items:
Stock-based compensation expense - excess benefit	(1,812)	(2.5)%	(8,775)	(18.5)%	(2,327)	7.0%
Non-deductible compensation under IRC Section 162(m)	656	0.9%	1,619	3.4%	86	(0.2)%
Other	351	0.5%	372	0.8%	325	(1.0)%
Tax credits:
Research and development	(1,697)	(2.4)%	—	—%	—	—%
Other	(1,231)	(1.7)%	217	0.4%	38	(0.1)%
State and local income tax, net of federal income tax effect (1)	(10,819)	(15.3)%	472	1.0%	171	(0.5)%
Foreign tax rate effects:
United Kingdom	33	—%	1,385	2.9%	505	(1.5)%
Other foreign	264	0.4%	271	0.6%	400	(1.2)%
Effective tax rate	$(68,364)	(96.6)%	$598	1.2%	$210	(0.6)%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Pennsylvania, Illinois and Florida for 2025, California for 2024, and North Carolina, New York, Texas and Massachusetts for 2023.
The effective tax rate for December 31, 2025, differed from the U.S. federal statutory rate of 21% primarily due to the release of the valuation allowance, which significantly reduced the effective tax rate. The rate was further reduced by the excess tax benefit from stock-based compensation expense.
The effective tax rate for December 31, 2024 and 2023, differed from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance in the prior year period.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The amounts of cash taxes paid by the Company are as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State (2)	910	193	308
Foreign	—	—	—
Income taxes, net of amounts refunded	$910	$193	$308
(2) The individual jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid included California ($530), Pennsylvania ($125), Texas ($123) and Illinois ($75) for 2025. For 2024, such jurisdictions included Massachusetts ($30), New York ($45), North Carolina ($30), Oregon ($30), South Carolina ($15) and Tennessee ($15). For 2023, such jurisdictions included Massachusetts ($40), New York ($57), North Carolina ($79), South Carolina ($25), Tennessee ($25) and Texas ($25).
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	Year Ended December 31,
	2025	2024	2023
Federal net operating losses (NOLs)	$82,140	$82,206	$88,265
State NOLs	15,840	15,939	12,699
Foreign NOLs	2,159	5,584	4,269
Stock-based compensation expense	25,269	34,368	23,643
Property and equipment	(59,345)	(47,159)	(35,756)
Other	5,335	7,555	5,536
Gross deferred income tax assets	$71,398	$98,493	$98,656
Domestic valuation allowance	(858)	(92,952)	(94,448)
Foreign valuation allowance	(1,740)	(5,541)	(4,208)
Net deferred income tax assets	$68,800	$—	$—
At December 31, 2024, the Company determined that a full valuation allowance against its $98.5 million of net deferred tax assets was appropriate. At December 31, 2025, the Company concluded that it was appropriate to release a majority of the valuation allowance against the $71.4 million of deferred tax assets recorded as of that date based on the weight of available evidence, which now supports the conclusion that it is more likely than not that the majority of deferred tax assets will be realized. Based on sustained profitability, including three-year cumulative income before taxes of $76.9 million, excluding the prior year gain on our equity investment, the significant deferred tax liabilities expected to reverse in future periods, and the projections of future taxable income sufficient to fully utilize the Company's federal and state NOLs, the positive evidence supporting the release of most of the valuation allowance outweighed the negative evidence supporting a full valuation allowance. As a result, we recognized a deferred income tax benefit of $68.8 million for the year ended December 31, 2025.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Company continues to maintain a partial valuation allowance of $2.6 million against certain deferred tax assets, of which, $1.7 million relates to foreign NOLs. With the exception of operations in the United Kingdom, the Company's foreign subsidiaries have not yet generated sustained income. Accordingly, the Company believes it is prudent to maintain a full valuation allowance on these foreign NOLs because it is more likely than not that the related tax benefits will not be realized. The remaining $0.9 million valuation allowance relates to deferred tax assets associated with stock-based compensation, which are not expected to be realized due to anticipated limitations on future deductions, and a state tax credit that is expected to expire unused based on current projections.
Impact of the One Big Beautiful Bill Act ("OBBBA")
On July 4, 2025, the OBBBA was enacted. Among other changes, the OBBBA made permanent (i) 100% bonus depreciation on qualified fixed assets, (ii) the immediate deduction for domestic research and development expenses, and (iii) revisions to the limitation on the deductibility of business interest expense. The provisions of the OBBBA did not materially impact the Company's income tax provision during the year ended December 31, 2025, though the Company continues to evaluate the potential effects of the OBBBA on its consolidated financial statements.
Uncertain Tax Positions
Public entities are required to evaluate, measure, recognize and disclose uncertain tax positions. The Company has analyzed its tax positions and concluded that, as of December 31, 2025, it had no uncertain tax positions. Historically, the Company incurred U.S. federal and state net operating losses from its inception through 2023 and began generating taxable income in 2024. As such, tax years from inception onward remain subject to potential examination because the utilization of NOLs from earlier years opens those years to audit by federal and state taxing authorities. Interest and penalties, if any, related to uncertain tax positions are recorded within the income tax provision. The Company had no unrecognized tax benefits and has not accrued any interest or penalties for the years ended 2025, 2024 and 2023.
The Company also evaluated the impact of the disallowance of certain compensation deductions under Internal Revenue Code Section 162(m). This analysis resulted in the disallowance of $3.1 million of compensation expense, which increased the Company's effective tax rate.
Net Operating Loss Summary
At December 31, 2025, the Company had federal NOL carryforwards of $391.1 million. Of this amount, $146.5 million - generated in 2017 and prior years - will expire, if unused, between 2028 and 2037. The remaining $244.6 million, generated from 2018 through 2023, may be carried forward indefinitely but generally may only be used to offset up to 80% of taxable income in any given year.

The Company may be subject to the NOL utilization limitations of Section 382 of the Code. An ownership change would impose an annual limitation on the use of pre‑change NOLs. The amount of any such limitation depends on the Company’s value immediately before the ownership change, capital changes during a specified testing period, and the federal long‑term tax‑exempt rate. The Company has completed several Section 382 analyses in prior years that concluded that certain annual limitations apply.
At December 31, 2025, the Company also had $275.4 million of state NOLs that are scheduled to expire between 2026 and 2046, and $1.7 million of United Kingdom NOLs, which do not expire.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 5 – Accrued Expenses:

	December 31, 2025	December 31, 2024
Accrued Compensation and Employee Related Costs	$8,030	$34,550
Accrued Chiller Cost	3,484	3,468
Accrued Freight	2,777	4,358
Accrued Production Expenses	5,469	4,176
Accrued Corporate and Marketing Expenses	4,646	4,166
Accrued Interest	3,019	3,019
Accrued Construction Costs	466	190
Other Accrued Expenses	3,719	2,336
Accrued Expenses	$31,610	$56,263
Note 6 – Debt:
On February 19, 2021, the Company entered into the Sixth Amended and Restated Loan and Security Agreement ("Credit Agreement"), which provided for a $350,000 senior secured credit facility (as amended the "Credit Facility"), encompassing a $300,000 delayed draw term loan facility (the "Delayed Draw Facility") and a $50,000 revolving loan facility (the "Revolving Loan Facility").
On March 15, 2023, the Company terminated the Credit Agreement in connection with the offering of the Convertible Notes (as defined below) and it had no borrowings outstanding under the Credit Facility as of such date. Interest expense and fees totaled $2,785 in 2023. Interest expense in 2023 included $2,478 of debt issuance costs written off in conjunction with the termination of the Credit Facility in March 2023. There was $0 of accrued interest on the credit facilities as of December 31, 2023.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
No early conversions have occurred as of December 31, 2025 or since inception. As of December 31, 2025, noteholders do not have the right to early convert under the 130% early conversion feature.
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
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of December 31, 2025:

	As of December 31, 2025
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	$397,330	$477,643
Total	$397,330	$477,643
(1)The carrying amounts presented are net of unamortized debt issuance costs of $5,170 as of December 31, 2025.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense recognized related to the Convertible Notes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$12,075	$12,075	$9,426
Amortization of issuance costs	2,167	2,090	1,582
Total	$14,242	$14,165	$11,008
As of December 31, 2025 and 2024, there was $3,019 of accrued interest as of each period end.
As the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion, approximately $2,655, $4,165, and $1,207 of the interest expense incurred in 2025, 2024, and 2023, respectively, was capitalized to construction in progress. As of December 31, 2025, 2024, and 2023, $1,422, $3,687, and $136 of capitalized interest, respectively, was reclassified from construction in progress to assets placed in service.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of December 31, 2025, the instrument continued to qualify for equity classification.
Note 9 – Leases:
We have various noncancelable operating lease agreements for office, lab, warehouse and manufacturing space with original remaining lease terms of three years to twenty years, some of which include an option to extend the lease term for up to ten years. Because the Company is not reasonably certain to exercise the renewal options on these lease arrangements, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	As of December 31, 2025
	Operating Leases	Finance Lease
Weighted-average remaining lease term	17.60	10.25
Weighted-average discount rate	8.4%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance lease as of December 31, 2025 were as follows:

	As of December 31, 2025
	Operating Leases	Finance Lease
2026	$7,808	$4,791
2027	7,164	4,810
2028	6,461	4,831
2029	6,537	4,852
2030 and beyond	108,423	27,379
Total lease payments	$136,393	$46,663
Less: Imputed interest	(69,129)	(16,273)
Present value of lease liabilities	$67,264	$30,390
A summary of lease costs for 2025, 2024 and 2023 were as follows:

		Year Ended December 31,
		2025	2024	2023
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$5,652	$1,591	$1,752

Finance Lease:
Amortization of right of use asset	Cost of goods sold and selling, general and administrative	$3,117	$2,812	$1,459
Interest on lease liabilities	Interest expense	$2,533	$2,244	$1,235
Variable lease cost (a)	Inventory/Cost of goods sold (1)	$22,023	$13,972	$6,733
(1) Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the year ended 2025, 2024 and 2023, $22,023 $13,972 and $6,733 of variable lease costs, respectively, were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 are as follows:

		As of December 31, 2025	As of December 31, 2024
Assets:
Operating leases	Operating lease right of use assets	$66,424	$3,366
Finance lease, net	Property, plant and equipment, net	28,323	24,206
Total lease assets		$94,747	$27,572

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$2,241	$1,322
Finance lease liabilities	Current finance lease liabilities	2,315	2,120
Non-current:
Operating lease liabilities	Long term operating lease liabilities	65,023	2,213
Finance lease liabilities	Long term finance lease liabilities	28,075	23,273
Total lease liabilities		$97,654	$28,928
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Year Ended December 31,
Operating cash flow information:	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$4,982	$1,645	$1,802
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$2,101	$2,244	$1,235
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$2,120	$1,977	$1,109

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 10 - Commitments and Contingencies:
Commitments
As of December 31, 2025, the Company has the following future commitments:
In August 2025, we entered into a lease arrangement for a to-be constructed warehouse space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur during the first quarter of 2027. As of December 31, 2025, the future commitments related to this arrangement are not determinable as they are variable in nature.

The Company’s executives are participants in the Freshpet Key Executive Severance Plan requiring the Company to pay severance in the event of certain terminations as detailed therein.
The future minimum payments due under manufacturing and service obligations for five years were as follows:

December 31, 2025
2026	$10,025
2027	10,651
2028	9,751
2029	589
2030 and beyond	—
Total Manufacturing and Servicing Obligations	$31,014

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Legal Obligations
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
Discovery in this action has closed. A hearing was held on December 4, 2024 with respect to Phillips' Motion for Partial Summary Judgment ("MSJ") and the Company's Response in Opposition thereto.
On March 14, 2025, the EDPA partially granted the MSJ as to Phillips' breach of contract claim, finding that Phillips is entitled to a "termination payment" in the amount of $4,987 (which the Company accrued for as of March 31, 2025), but denied the MSJ as to Phillips' claim for a right of offset against the accounts receivable owed by Phillips to the Company.
On September 15, 2025, the parties entered into a settlement agreement, pursuant to which all claims were dismissed and Phillips agreed to pay the Company a lump sum amount of $1,500 (which Phillips settled on October 14, 2025) in settlement of the amounts due from Phillips of $8,971 net of the amounts due to Phillips of $4,987. Of the resulting loss, excluding the reserves taken in prior years against the amounts due from Phillips, we recognized an additional charge of $716 at settlement, for a total charge of $5,703 for the year ended December 31, 2025.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 11 – Warrants (in thousands, except share data):
In connection with an agreement we entered into with operators of Freshpet Kitchens South during the third quarter of 2022 in exchange for services, we issued our partner warrants to purchase up to an aggregate of 194,000 shares of voting common stock of the Company at a purchase price of $0.01 per share. The Company determined these warrants are accounted for under ASC Topic 718, Stock Compensation. The warrants were recorded as a prepaid expense as the warrants were exercisable at the grant date. The prepaid expense was amortized within Cost of Goods Sold as services were provided by the supplier. As of December 31, 2024, the warrants were fully amortized.
During 2022, 194,000 warrants were both issued and exercised, respectively. The grant date fair value of warrants granted during 2022 was $50.32 per share.
Total amortization associated with partner warrants during 2025, 2024 and 2023 was $0, $2,027, and $5,160, respectively.
Note 12 – Equity Incentive Plans and Equity (in thousands, except share data):
Total compensation cost for share-based payments recognized in 2025, 2024 and 2023 was approximately $13,883, $49,779 and $19,774, respectively, of which $3,078, $5,734, $5,833, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense. The share-based compensation cost includes an adjustment related to the reassessment of the probability of achieving performance conditions related to certain outstanding share-based awards.
Omnibus Incentive Plans—In October 2024, the Company's stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) under which 1,450,000 shares of common stock may be issued or used for reference purposes as awards granted under the 2024 Plan, for grants on or after October 1, 2024. Concurrently with the adoption of the 2024 Plan, the issuance of new awards under the 2014 Omnibus Incentive Plan (the "2014 Plan") was frozen. Awards issued pursuant to the plans may be in the form of stock options, stock appreciation rights, restricted stock, as well as other stock-based and cash-based awards. During 2025, the awards granted were time-based (cliff vest over three years for employees and over one year for non-employee directors), performance-based (vest when specified targets are met), or market based (vest when specified targets are met) restricted stock units.

At December 31, 2025, there were 1,009,368 shares of common stock available to be issued or used for reference purposes under the 2024 Plan.
NASDAQ Marketplace Rules Inducement Award—During 2024, as an inducement under the NASDAQ Marketplace Rules, and therefore outside of any Plan, 17,150 restricted stock units were granted to the Company’s COO.
Under the terms of the applicable agreement, the grant is governed as if issued under the 2014 Plan. The awards granted are time-based (cliff vest over three years).
Service Period Restricted Stock Units—The following table includes activity related to outstanding service period restricted stock units in 2025.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
	(in thousands)
Outstanding at December 31, 2024	405	$94.65
Granted	352	70.52
Vested	(115)	91.74
Forfeited	(40)	79.47
Expired	—	—
Outstanding at December 31, 2025	602	$82.11

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of December 31, 2025, there was approximately $27,735 of total unrecognized compensation costs related to service period restricted stock units, of which $16,180 will be incurred in 2026, $8,964 will be incurred in 2027, $2,422 will be incurred in 2028, and $169 will be incurred in 2029.
Performance Based Restricted Stock Units—The following table includes activity related to outstanding performance based restricted stock units in 2025.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
	(in thousands)
Outstanding at December 31, 2024	223	$84.61
Granted	14	63.17
Issued Upon Vesting	—	—
Forfeited	(2)	136.77
Expired	—	—
Outstanding at December 31, 2025	235	$82.97
As of December 31, 2025, there was approximately $3,932 of total unrecognized compensation costs related to performance-based restricted stock units for which the achievement of the vesting criteria is considered probable, of which $1,958 will be incurred in 2026, $1,958 will be incurred in 2027, and $16 will be incurred in 2028.
Market Based Restricted Stock Units—The following table includes activity related to outstanding performance based restricted stock units with a market condition (total shareholder return) in 2025.

	Shares	Weighted-Average Grant-Date Fair Value Per Unit
	(in thousands)
Outstanding at December 31, 2024	$—	$—
Granted	40	87.51
Issued Upon Vesting	—	—
Forfeited	(5)	87.51
Expired	—	—
Outstanding at December 31, 2025	35	$87.51
As of December 31, 2025, there was approximately $1,116 of total unrecognized compensation costs related to market based restricted stock units for which the achievement of the vesting criteria is considered probable, of which $509 will be incurred in 2026, $509 will be incurred in 2027, and $98 will be incurred in 2028.
Grant Date Fair Value of Market Based Restricted Stock Units— The weighted-average grant date fair value of awards granted in 2025 was $87.51 per share.
Expected Volatility—Expected volatility was based on the historical volatility of the Company’s common stock.
Expected Term—The Company determined the expected term based on the award agreement.
Risk-Free Interest Rate—The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the awards at the time of the grant.
Expected Dividend Yield—The Company has not historically declared dividends, and no future dividends are expected to be available to benefit option holders. Accordingly, the Company used an expected dividend yield of zero in the valuation model.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock Price—The stock price is the closing price of our common stock on the valuation date.

Year Ended December 31,
2025
Expected volatility	50.0%
Expected term	3.0
Risk-free interest rate	3.8%
Expected dividend yield	0.0%
Stock Price	83.78
Service Period Stock Options—A summary of service period stock options outstanding and changes under the plans during the year ended December 31, 2025 are presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2024	993	$51.76
Granted	—	—
Exercised	(16)	70.44
Forfeited	(23)	92.26
Expired	(27)	67.02
Outstanding at December 31, 2025	927	$50.09	2.3	$30,414
Exercisable at December 31, 2025	927	$50.09	2.3	$30,414
Of the options exercisable at the end of December 31, 2025, 622 options were in-the-money, which account for the entire aggregate intrinsic value.
As of December 31, 2025, there were no unrecognized compensation costs related to non-vested service period options.
Performance Based Options—Performance based option vesting is contingent upon the Company achieving certain annual Net Sales and/or Adjusted EBITDA goals. A summary of performance-based stock options outstanding and changes under the plans during the year ended December 31, 2025 are presented below:

Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2024	1,685	$75.69
Granted	—	—
Exercised	(172)	57.22
Forfeited	(110)	135.17
Expired	—	—
Outstanding at December 31, 2025	1,403	$79.58	3.3	$29,503
Exercisable at December 31, 2025	1,351	$80.10	3.1	$29,503

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Of the options exercisable at the end of December 31, 2025, 679 options were in-the-money, which account for the entire aggregate intrinsic value.
As of December 31, 2025, there were no unrecognized compensation costs related to performance-based awards for which the achievement of the vesting criteria is considered probable.
Grant Date Fair Value of Options—There were no options granted in 2025 and 2024. The weighted average grant date fair value of options (service period options and performance based options) granted in 2023 was $35.81 per share.
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

Year Ended December 31,
2023
Weighted average exercise price of options granted	$64.05
Expected volatility	51.8%
Average expected terms in years	6.4
Risk-free interest rate	4.5%
Expected dividend yield	0.0%
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
For the year ended December 31, 2025, and 2024, diluted net income per share attributable to common stockholders is shown below. For the year ended December 31, 2023, diluted net loss per common share is the same as basic net loss per common share, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss in that period.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Net Income Attributable to Common Stockholders, Basic	$139,137	$46,925
Convertible Notes - Interest Expense, net	8,838	—
Net Income Attributable to Common Stockholders, Diluted	$147,975	$46,925

Weighted Average Common Shares Outstanding, Basic	48,800	48,487
Service Period Stock Options	506	673
Restricted Stock Units	283	271
Performance Stock Options	672	824
Convertible Notes - Potential Common Shares	5,776	—
Weighted Average Common Shares Outstanding, Diluted	56,037	50,255

Basic Net Income per Share	$2.85	$0.97
Diluted Net Income per Share	$2.64	$0.93
The potentially dilutive securities excluded from the determination of diluted income per share, as their effect is antidilutive, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service Period Stock Options	—	—	1,163
Restricted Stock Units	—	—	372
Performance Stock Options	—	—	1,109
Convertible Notes	—	5,776	5,776
Total	—	5,776	8,420
Note 14 – Retirement Plan:
The Company sponsors a safe harbor 401(k) plan covering all employees. All employees are eligible to participate. Active participants in the plan may make contributions of up to 50% of their compensation, subject to certain limitations. Company contributions totaled approximately $4,801 in 2025, $4,198 in 2024 and $3,109 in 2023.
Note 15 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Major Customers—In 2025, 2024 and 2023, one distributor accounted for 6%, 8% and 9% of our net sales, respectively. In 2025, two customers accounted for 25% and 10% of our net sales, respectively, whereas in 2024 and 2023, one customer accounted for 25% and 23% of our net sales, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of December 31, 2025, one distributor and two customers accounted for 4%, 29%, and 15% of our accounts receivable, respectively. As of December 31, 2024, one distributor and two customers accounted for 15%, 26%, and 15% of our accounts receivable, respectively.
Major Suppliers—In 2025, 2024, and 2023, the Company purchased approximately 69%, 70%, and 67% of its raw materials from three vendors during each period, respectively.
In 2025, 2024, and 2023, the Company purchased approximately 78%, 80%, and 78% of its packaging material from two vendors during each period, respectively.

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
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet, and total capital expenditures for additions to long-lived assets were $148,184, $187,092, and $239,093, for the periods ending December 31, 2025, 2024, and 2023, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Financial information, including segment revenue, significant segment expenses, and profit or loss for each of the three most recent fiscal years is presented in the table below:

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,102,015	$975,177	$766,895
Input costs (a)	(319,572)	(289,642)	(261,511)
Quality costs (b)	(23,100)	(25,103)	(31,443)
Logistics costs (c)	(63,920)	(58,424)	(57,517)
Media costs (d)	(140,483)	(111,269)	(85,483)
Plant costs and other costs of goods sold (e)	(241,354)	(206,177)	(171,020)
Other segment selling, general and administrative items (f)	(132,098)	(121,884)	(107,754)
Depreciation and amortization	(89,721)	(73,615)	(58,517)
Share-based compensation	(13,883)	(49,780)	(19,775)
Loss on disposals of equipment	(2,212)	(1,284)	(4,321)
Interest and other income, net	9,221	11,868	13,029
Interest expense	(14,120)	(12,262)	(14,097)
Gain on equity investment	—	9,918	—
Income tax benefit (expense)	68,364	(598)	(210)
Loss on equity method investment	—	—	(1,890)
Consolidated net income (loss)	$139,137	$46,925	$(33,614)
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

On January 16, 2026, the Company received $95,459 in cash for the sale of its non-controlling interest in a privately held company following the equity investment's acquisition by a third party. The carrying value of the investment at December 31, 2025, was $33,446. The Company expects to recognize a pre-tax gain of approximately $62,013 in the first quarter of 2026, subject to customary post-closing adjustments. No adjustment has been made to the December 31, 2025 consolidated financial statements as the observable market transaction occurred in the first quarter of 2026.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.
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
During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as discussed below.
On November 3, 2025, our Chief Executive Officer, Billy Cyr, announced that he and certain of his family members and related trusts intended to enter into prearranged stock trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a "Rule 10b5-1 Plan"), in order to permit Mr. Cyr and his family to exercise options granted in 2016 which expire on September 6, 2026, and to sell shares of Company common stock necessary to cover the exercise price, taxes, and various estate planning needs. The Rule 10b5-1 Plans were adopted on November 5, 2025 in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, and under SEC rules, shares cannot be sold as part of this plan until after the Company reports its fourth quarter financial results in February 2026. These plans do not include any other Freshpet equity beyond the options subject to expiration in 2026.
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
(1)Financial Statements – See Index to the Consolidated Financial Statements appearing on page 44.
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
10.29+
Form of Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025)

10.30+†
Form of Performance-Based Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025)

10.31+
Form of Retention Award Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025)

Exhibit No.	Description
10.32+†
Form of Retention Award Performance-Based Restricted Stock Unit Agreement Pursuant to the Freshpet, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025)

10.33*†	Lease Agreement, dated August 27, 2025
19.1	Insider Trading Plan (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2025)
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
† Certain provisions or terms of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. These omissions are indicated by bolded brackets. The Company agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2026.
FRESHPET, INC.
By: /s/ William B. Cyr
William B. Cyr
Chief Executive Officer
(Principal Executive Officer)
By: /s/ John G. O'Connor
John G. O'Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)
* * * *
Power of Attorney
Each person whose signature appears below constitutes and appoints each of William B. Cyr, John G. O'Connor or Lisa Alexander, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Cyr William B. Cyr	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026

/s/ John G. O'Connor John G. O'Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2026

/s/ Olu Beck Olu Beck	Director	February 23, 2026

/s/ David Biegger David Biegger	Director	February 23, 2026

/s/ Daryl G. Brewster Daryl G. Brewster	Director	February 23, 2026

/s/ Walter N. George III Walter N. George III	Director	February 23, 2026

/s/ Jacki S. Kelley Jacki S. Kelley	Director	February 23, 2026

/s/ Lauri Kien Kotcher Lauri Kien Kotcher	Director	February 23, 2026

/s/ Timothy McLevish Timothy McLevish	Director	February 23, 2026

/s/ Leta D. Priest Leta D. Priest	Director	February 23, 2026

/s/ Joseph Scalzo Joseph Scalzo	Director	February 23, 2026

/s/ Craig D. Steeneck Craig D. Steeneck	Director	February 23, 2026

/s/ David J. West David J. West	Director	February 23, 2026