Form 10-Q
period 2026-03-31
Freshpet, Inc.
filed 2026-05-06
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2026 the registrant had 49,142,791 shares of common stock, $0.001 par value per share, outstanding.

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
•the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, including those effects caused by sustained inflation or supply chain constrictions on energy and fertilizer arising from the ongoing conflict in the Middle East;
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
•volatility in the price of our common stock; and
•other factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the headings "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$381,381	$277,975
Accounts receivable, net of allowance for doubtful accounts	65,370	63,762
Inventories, net	80,588	76,766
Prepaid expenses	7,338	9,807
Other current assets	7,115	7,404
Total Current Assets	541,792	435,714
Property, plant and equipment, net	1,143,589	1,138,671
Operating lease right of use assets	65,596	66,424
Long term investment in equity securities	—	33,446
Deferred tax assets, net	52,824	68,893
Other assets	35,378	34,627
Total Assets	$1,839,179	$1,777,775
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,463	$42,429
Accrued expenses	47,504	31,610
Current operating lease liabilities	2,336	2,241
Current finance lease liabilities	2,346	2,315
Total Current Liabilities	87,649	78,595
Convertible senior notes	397,884	397,330
Long term operating lease liabilities	64,412	65,023
Long term finance lease liabilities	27,060	28,075
Deferred tax liabilities, net	111	93
Total Liabilities	$577,116	$569,116
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 49,155 issued and 49,141 outstanding on March 31, 2026, and 48,985 issued and 48,970 outstanding on December 31, 2025	49	49
Additional paid-in capital	1,356,890	1,351,201
Accumulated deficit	(94,161)	(142,669)
Accumulated other comprehensive (loss) income	(459)	334
Treasury stock, at cost — 14 shares on March 31, 2026 and on December 31, 2025	(256)	(256)
Total Stockholders' Equity	1,262,063	1,208,659
Total Liabilities and Stockholders' Equity	$1,839,179	$1,777,775
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
NET SALES	$297,644	$263,249
COST OF GOODS SOLD	176,970	159,461
GROSS PROFIT	120,674	103,788
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	116,343	115,285
INCOME (LOSS) FROM OPERATIONS	4,331	(11,497)
OTHER INCOME (EXPENSES):
Interest and Other Income, net	2,883	2,393
Interest Expense	(3,586)	(3,459)
Gain on Equity Investment	62,013	—
TOTAL OTHER INCOME (EXPENSES)	61,310	(1,066)
INCOME (LOSS) BEFORE INCOME TAXES	65,641	(12,563)
INCOME TAX EXPENSE	17,133	134
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$48,508	$(12,697)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(793)	$211
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(793)	211
TOTAL COMPREHENSIVE INCOME (LOSS)	$47,715	$(12,486)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.99	$(0.26)
-DILUTED	$0.91	$(0.26)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	49,062	48,733
-DILUTED	56,060	48,733

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2025	48,985	$49	$1,351,201	$(142,669)	$334	14	$(256)	$1,208,659
Exercise of options to purchase common stock	21	—	743	—	—	—	—	743
Vesting of restricted stock units	149	—	(4,604)	—	—	—	—	(4,604)
Share-based compensation expense	—	—	9,550	—	—	—	—	9,550
Foreign currency translation	—	—	—	—	(793)	—	—	(793)
Net income	—	—	—	48,508	—	—	—	48,508
BALANCES, March 31, 2026	49,155	$49	$1,356,890	$(94,161)	$(459)	14	$(256)	$1,262,063

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
Exercise of options to purchase common stock	4	—	157	—	—	—	—	157
Vesting of restricted stock units	68	—	(2,918)	—	—	—	—	(2,918)
Share-based compensation expense	—	—	9,376	—	—	—	—	9,376
Foreign currency translation	—	—	—	—	211	—	—	211
Net loss	—	—	—	(12,697)	—	—	—	(12,697)
BALANCES, March 31, 2025	48,788	49	$1,344,775	$(294,503)	$(576)	14	$(256)	$1,049,489

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,508	$(12,697)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for loss on accounts receivable	—	11,452
Loss on disposal of property, plant and equipment	126	744
Share-based compensation	9,137	8,816
Depreciation and amortization	24,990	21,827
Amortization of deferred financing costs	554	535
Change in operating lease right of use asset	828	309
Deferred income taxes	16,089	—
Gain on equity investment	(62,013)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,407)	(5,609)
Inventories	(3,149)	(2,952)
Prepaid expenses and other current assets	544	688
Other assets	(1,334)	(1,102)
Accounts payable	(8,128)	4,574
Accrued expenses	16,100	(21,461)
Operating lease liability	(516)	(317)
Net cash flows provided by operating activities	40,329	4,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	95,459	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(27,599)	(26,491)
Net cash flows provided by (used in) investing activities	67,860	(26,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options to purchase common stock	743	157
Tax withholdings related to net shares settlements of restricted stock units	(4,542)	(2,861)
Principal payments under finance lease obligations	(984)	(513)
Net cash flows used in financing activities	(4,783)	(3,217)
NET CHANGE IN CASH AND CASH EQUIVALENTS	103,406	(24,901)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	277,975	268,633
CASH AND CASH EQUIVALENTS, END OF PERIOD	$381,381	$243,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$213	$—
Interest paid, net of amounts capitalized	$6,051	$5,945
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$9,695	$7,789
Non-cash addition of finance lease to property, plant and equipment	$—	$7,236
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$61	$58
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies:
Nature of the Business – Freshpet, Inc. (hereafter referred to as “Freshpet”, the “Company”, “we,” "us" or “our”), a Delaware corporation, manufactures and markets fresh meals and treats for dogs and cats. The Company’s products are distributed throughout the United States, Canada and other international markets, into major retail classes including Grocery, Mass, International, Digital, Pet Specialty, and Club.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026, the results of its operations and changes to stockholders’ equity for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
In 2020, the Company invested in a privately held company, with the investment initially accounted for under the equity method of accounting based on its ability to exercise significant influence, based on its representation on and the makeup of the investee's Board of Directors. As of March 30, 2023, significant influence had been lost and the Company stopped accounting for the investment as an equity method investment and began to account for the investment under Accounting Standards Codification (ASC) Topic 321 ("ASC 321"), Investments - Equity Securities.
On January 16, 2026, the Company received $95,459 in cash for the sale of 100% of its non-controlling interest in the privately held company following the equity investment's acquisition by a third party. The carrying value of the investment at December 31, 2025 was $33,446. The Company recognized a pre-tax gain of $62,013 in the first quarter of 2026. The gain is subject to customary post-closing adjustments, which have not occurred as of March 31, 2026.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of March 31, 2026.
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
Income tax expense for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs.
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
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of March 31, 2026, the Company had $99,734 of treasury bills within cash equivalents, which included $267 of amortized discount. As of December 31, 2025, the Company had $99,789 of treasury bills within cash equivalents, which included $275 of amortized discount.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. For the three months ended March 31, 2026, we recognized a provision for loss on accounts receivable of $0. For the three months ended March 31, 2025, we recognized a provision for loss on accounts receivable of $11,452, of which $10,680 was attributable to the liquidation of one of our pet specialty distributors.
Implementation Costs of Cloud Computing Arrangement – As of March 31, 2026 and December 31, 2025, the Company's deferred implementation costs of systems associated with cloud computing arrangements, which are reflected within prepaid and other assets, were $14,101 and $13,428, respectively. The cost will be recognized over the term of the agreements.
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of March 31, 2026, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
Refer to Note 6 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.
As of March 31, 2026, the Company maintained Level 1 and Level 2 assets and liabilities.
Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended March 31,
	2026	2025
Grocery, Mass, International and Digital	$232,319	$215,156
Pet Specialty and Club	65,325	48,093
Net Sales	$297,644	$263,249
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
Note 2 – Inventories, net:

	March 31, 2026	December 31, 2025
Raw Materials and Work in Process	$21,949	$15,408
Packaging Components Material	6,239	5,687
Finished Goods	52,400	55,671
Inventories, net	$80,588	$76,766
Note 3 – Property, Plant and Equipment, net:

	March 31, 2026	December 31, 2025
Refrigeration Equipment	$210,809	$211,709
Machinery and Equipment	366,971	344,890
Building, Land and Improvements	767,067	730,298
Furniture and Office Equipment	19,389	18,464
Leasehold Improvements	5,173	5,162
Construction in Progress	93,872	130,438
Finance Lease Right of Use Asset	35,714	35,714
	1,498,995	1,476,675
Less: Accumulated Depreciation and Amortization	(355,406)	(338,004)
Property, Plant and Equipment, net	$1,143,589	$1,138,671
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2026 totaled $23,940, of which $17,957 was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2025 totaled $20,918, of which $15,864 was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Income Taxes:
Income tax expense and the effective tax rate for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$65,641	$(12,563)
Income tax expense	$17,133	$134
Effective tax rate	26.1%	(1.1)%

The effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes. Income tax expense for the quarter includes discrete tax expense of $15.5 million related to the gain on the sale of an equity investment, which was recognized in full during the quarter. The gain did not impact the Company's effective tax rate, as it was fully taxable and resulted in no permanent differences.

The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance in the prior year period.

At December 31, 2025, the Company concluded that it was appropriate to release a majority of the valuation allowance against the $71.4 million of deferred tax assets recorded as of that date based on the weight of available evidence, which now supports the conclusion that it is more likely than not that the majority of deferred tax assets will be realized. Based on sustained profitability, including generating three-year cumulative income before taxes of $76.9 million, excluding the gain in fiscal year 2024 on our equity investment, the significant deferred tax liabilities expected to reverse in future periods, and the projections of future taxable income sufficient to fully utilize the Company's federal and state NOLs, the positive evidence supporting the release of most of the valuation allowance outweighed the negative evidence supporting a full valuation allowance. As a result, we recognized a deferred income tax benefit of $68.8 million for the year ended December 31, 2025.

For the three months ended March 31, 2026, income tax expense was $17.1 million, of which $16.1 million represented deferred income tax expense. Income tax expense increased $17.0 million compared to the prior year period, primarily attributable to an increase in taxable income due to the gain on equity investment.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 5 – Accrued Expenses:

	March 31, 2026	December 31, 2025
Accrued Compensation and Employee Related Costs	$8,357	$8,030
Accrued Chiller Cost	2,333	3,484
Accrued Construction Costs	—	466
Accrued Freight	4,401	2,777
Accrued Production Expenses	6,282	5,469
Accrued Corporate and Marketing Expenses	22,136	4,646
Accrued Interest	—	3,019
Other Accrued Expenses	3,995	3,719
Accrued Expenses	$47,504	$31,610
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
No early conversions have occurred as of March 31, 2026 or since inception. As of March 31, 2026, noteholders do not have the right to early convert under the 130% early conversion feature.

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
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of March 31, 2026:

	As of March 31, 2026
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	$397,884	$462,206
Total	$397,884	$462,206
(1)The carrying amounts presented are net of unamortized debt issuance costs of $4,616 as of March 31, 2026.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The total interest expense for the three months ended March 31, 2026 and 2025 recognized related to the Convertible Notes consists of the following:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$3,019	$3,019
Amortization of issuance costs	554	535
Total	$3,573	$3,554

As of March 31, 2026 and 2025, the interest expense incurred to date was paid in full, with $0 of accrued interest expense as of the quarter end.
As the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion, approximately $627 and $635 of the interest expense incurred for the three months ended March 31, 2026 and March 31, 2025, respectively, was capitalized to construction in progress. As of March 31, 2026 and 2025, $1,854 and $1,422 of capitalized interest, respectively, was reclassified from construction in progress to assets placed in service.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of March 31, 2026, the instrument continued to qualify for equity classification.
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
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	As of March 31, 2026
	Operating Leases	Finance Lease
Weighted-average remaining lease term	17.44	9.92
Weighted-average discount rate	8.4%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance leases as of March 31, 2026 were as follows:

	As of March 31, 2026
	Operating Leases	Finance Lease
2026 (1)	$5,885	$3,166
2027	7,164	4,810
2028	6,461	4,831
2029	6,537	4,852
2030 and beyond	108,423	27,379
Total lease payments	$134,469	$45,038
Less: Imputed interest	(67,722)	(15,632)
Present value of lease liabilities	$66,748	$29,406
(1)Excluding the three months ended March 31, 2026.
A summary of lease costs for the three months ended March 31, 2026 and 2025 were as follows:

		Three Months Ended March 31,
		2026	2025
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$2,236	$373

Finance Lease:
Amortization of right of use asset	Cost of goods sold and selling, general and administrative	$800	$712
Interest on lease liabilities	Interest expense	$640	$542
Variable lease cost (2)	Inventory/Cost of goods sold (2)	$6,136	$5,282
(2)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three months ended March 31, 2026 and 2025, $6,136 and $5,282, respectively, of

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information related to leases as of March 31, 2026 and December 31, 2025 are as follows:

		As of March 31, 2026	As of December 31, 2025
Assets:
Operating leases	Operating lease right of use assets	$65,596	$66,424
Finance lease, net	Property, plant and equipment, net	27,521	28,323
Total lease assets		$93,117	$94,747

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$2,336	$2,241
Finance lease liabilities	Current finance lease liabilities	2,346	2,315
Non-current:
Operating lease liabilities	Long term operating lease liabilities	64,412	65,023
Finance lease liabilities	Long term finance lease liabilities	27,060	28,075
Total lease liabilities		$96,154	$97,654
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Three Months Ended March 31,
Operating cash flow information:	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,923	$380
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$640	$542
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$984	$513
Note 9 – Equity Incentive Plans (in thousands, except share data):
Total compensation cost for share-based payments recognized for the three months ended March 31, 2026 totaled $9,137, of which $1,588 was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.
Total compensation cost for share-based payments recognized for the three months ended March 31, 2025 totaled $8,816, of which $1,283 was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.

NASDAQ Marketplace Rules Inducement Award - During the three months ended March 31, 2026, as an inducement in accordance with Nasdaq Listing Rule 5635(c)(4), and therefore outside of any Company equity incentive plan, 7,500 service based restricted stock units were granted to the Company’s Chief Financial Officer. Under the terms of the applicable award agreement, the grant is governed as if issued under the Freshpet, Inc. 2024 Equity Incentive Plan, and will vest in equal annual installments over three years, subject to the officer’s continued service to the Company.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Service Period and Performance Based Stock Options - During the three months ended March 31, 2026, no service based or performance based stock options were granted and 21,353 stock options were exercised.
Service Period Restricted Stock Units - During the three months ended March 31, 2026, 191,956 service based restricted stock units were granted, including the 7,500 inducement award units, at a weighted average grant-date fair market value of $80.95. During the three months ended March 31, 2026, 149,612 restricted stock units vested.
Performance Based Restricted Stock Units - During the three months ended March 31, 2026, no performance based restricted stock units were granted.
Market Based Restricted Stock Units - During the three months ended March 31, 2026, 46,344 performance based restricted stock units with a market condition (total shareholder return or "TSR") were granted, which will vest at the end of the three-year performance period ending on December 31, 2028; however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2.5 times the number of target units awarded. The TSR units were granted at a weighted average grant-date fair market value of $91.94.
Note 10 – Net Income (Loss) Per Share Attributable to Common Stockholders:
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
For the three months ended March 31, 2026 and 2025, diluted net income (loss) per share attributable to common stockholders is shown below.

	Three Months Ended March 31,
	2026	2025
Net Income (Loss) Attributable to Common Stockholders, Basic	$48,508	$(12,697)
Convertible Notes - Interest Expense, net	2,247	—
Net Income (Loss) Attributable to Common Stockholders, Diluted	$50,755	$(12,697)

Weighted Average Common Shares Outstanding, Basic	49,062	48,733
Service Period Stock Options	472	—
Restricted Stock Units	227	—
Performance Stock Options	523	—
Convertible Notes - Potential Common Shares	5,776	—
Weighted Average Common Shares Outstanding, Diluted	56,060	48,733

Basic Net Income (Loss) per Share	$0.99	$(0.26)
Diluted Net Income (Loss) per Share	$0.91	$(0.26)

The potentially dilutive securities excluded from the determination of diluted net income (loss) per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Service Period Stock Options	—	567
Restricted Stock Units	—	271
Performance Stock Options	—	765
Convertible Notes	—	5,776
Total	—	7,379
Note 11 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Major Customers— For the three months ended March 31, 2026 and 2025, one distributor accounted for 7% and 4% of our net sales, respectively. For the three months ended March 31, 2026, two customers accounted for 26% and 12% of our net sales, respectively, whereas for the three months ended March 31, 2025, two customers accounted for 26% and 10% of our net sales, respectively.
As of March 31, 2026, one distributor and two customers accounted for 6%, 33%, and 13% of our accounts receivable, respectively. As of December 31, 2025, one distributor and two customers accounted for 4%, 29%, and 15% of our accounts receivable, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 12 – Commitments and Contingencies:
Commitments - In August 2025, we entered into a lease arrangement for a to-be constructed warehouse space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur during the first quarter of 2027. As of March 31, 2026, the future commitments related to this arrangement are not determinable as they are variable in nature.
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
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet, and total capital expenditures for additions to long-lived assets were $27,599 and $26,491 for the three months ended March 31, 2026 and 2025, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Financial information, including segment revenue, significant segment expenses, and profit or loss for the three months ended March 31, 2026 and 2025 is presented in the table below:

	Three Months Ended March 31,
	2026	2025
Net sales	$297,644	$263,249
Input costs (a)	(84,921)	(77,087)
Quality costs (b)	(6,253)	(5,879)
Logistics costs (c)	(18,673)	(15,386)
Media costs (d)	(47,041)	(39,791)
Plant costs and other costs of goods sold (e)	(66,189)	(59,326)
Other segment selling, general and administrative items (f)	(35,983)	(45,890)
Depreciation and amortization	(24,990)	(21,827)
Share-based compensation	(9,137)	(8,816)
Loss on disposals of equipment	(126)	(744)
Interest and other income, net	2,883	2,393
Interest expense	(3,586)	(3,459)
Gain on equity investment	62,013	—
Income tax expense	(17,133)	(134)
Consolidated net income (loss)	$48,508	$(12,697)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report").
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
Overview

Freshpet's mission is to help dogs and cats live longer, happier, healthier lives with the people who love them. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since Freshpet's inception in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process, we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunity for future growth by leveraging the unique elements of our business, including our brand, our production technology, our manufacturing network, our refrigerated distribution, our Freshpet Fridges and our culture.
Components of our Results of Operations
Net Sales

Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are primarily sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 30,425 retail stores as of March 31, 2026. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
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
Freshpet Fridge operating costs. Freshpet Fridge operating costs consist of repair costs and depreciation. The purchase and installation costs for new Freshpet Fridges are capitalized and depreciated over the estimated useful life. Freshpet Fridges purchased in 2025, and after, are protected by a manufacturer warranty of five years, while those purchased prior to 2025 carry a three-year manufacturer warranty. We subsequently incur maintenance and freight costs for repairs and refurbishments handled by third-party service providers.
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
Income Taxes

Income tax expense is comprised of federal and state income tax expense based on the period’s taxable income.

As a result of releasing a majority of the valuation allowance in 2025, and the resulting deferred tax asset position, income tax expense for the current period primarily represents deferred income tax expense.

Condensed Consolidated Statements of Income (Loss)

	For the Three Months Ended March 31,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$297,644	100%	$263,249	100%
Cost of goods sold	176,970	59%	159,461	61%
Gross profit	120,674	41%	103,788	39%
Selling, general, and administrative expenses	116,343	39%	115,285	44%
Income (loss) from operations	4,331	1%	(11,497)	(4)%
Interest and other income, net	2,883	1%	2,393	1%
Interest expense	(3,586)	(1)%	(3,459)	(1)%
Gain on equity investment	62,013	21%	—	—%
Income (loss) before income taxes	65,641	22%	(12,563)	(5)%
Income tax expense	17,133	6%	134	—%
Net income (loss)	$48,508	16%	$(12,697)	(5)%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended March 31,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$232,319	78%	$215,156	82%
Pet Specialty and Club	65,325	22%	48,093	18%
Net Sales	$297,644	100%	$263,249	100%
Net sales increased $34.4 million, or 13.1%, to $297.6 million for the three months ended March 31, 2026 as compared to $263.2 million in the same period in the prior year. The $34.4 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $17.2 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 14.6%, partially offset by unfavorable price/mix of 1.5%.

Gross Profit
Gross profit was $120.7 million, or 40.5% as a percentage of net sales, for the three months ended March 31, 2026, compared to $103.8 million, or 39.4% as a percentage of net sales, in the prior year period. The 1.1% increase in gross profit as a percentage of net sales was primarily due to lower input costs and improved leverage on plant expenses.
Adjusted Gross Profit for the three months ended March 31, 2026 was $139.6 million, or 46.9% as a percentage of net sales, compared to $120.2 million, or 45.7% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $116.3 million, or 39.1% as a percentage of net sales, for the three months ended March 31, 2026, compared to $115.3 million, or 43.8% as a percentage of net sales, in the prior year period. The decrease in SG&A as a percentage of net sales was primarily due to a decrease in non-recurring charges that occurred in the first quarter of 2025, partially offset by increased media spend.
Adjusted SG&A for the three months ended March 31, 2026 was $101.7 million, or 34.2% as a percentage of net sales, compared to $84.7 million, or 32.2% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income (Loss) from Operations
As a result of the factors discussed above, income from operations increased by $15.8 million to income from operations of $4.3 million for the three months ended March 31, 2026 as compared to loss from operations of $11.5 million in the prior year period.
Interest and Other Income, net
The Company recorded interest and other income, net of $2.9 million for the three months ended March 31, 2026 as a result of interest income generated from cash and cash equivalents as compared to $2.4 million in the prior year period.
Interest Expense
Interest expense increased $0.1 million to $3.6 million for the three months ended March 31, 2026 as compared to $3.5 million in the prior year period. The increase was driven by $0.1 million of additional interest expense related to a finance lease liability.
Gain on Equity Investment
The $62.0 million gain on equity investment for the three months ended March 31, 2026, resulted from the sale of the Company's non-controlling interest in a privately held company following the equity investment's acquisition by a third party, as discussed in Note 1 of our (unaudited) condensed consolidated financial statements.
Income Tax Expense
Income tax expense increased $17.0 million to $17.1 million for the three months ended March 31, 2026 as compared to income tax expense of $0.1 million in the prior year period, primarily attributable to an increase in taxable income due to the gain on equity investment.

Net Income (Loss)
Net income increased $61.2 million to net income of $48.5 million for the three months ended March 31, 2026 as compared to a net loss of $12.7 million in the prior year period, primarily due to the gain on equity investment, contributions from higher sales, and decreased non-recurring SG&A charges, partially offset by the increase in income tax expense.
Adjusted EBITDA
Adjusted EBITDA was $37.9 million for the three months ended March 31, 2026 as compared to $35.5 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales (Adjusted EBITDA Margin)
We define Adjusted Gross Profit as gross profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, loss on disposal of equipment, distributor transition costs, legal obligation and international business charges. EBITDA represents net income (loss) plus depreciation and amortization expense, interest expense net of interest income and, income tax expense. Adjusted EBITDA represents EBITDA less gain on equity investment, plus non-cash share-based compensation expense, loss on disposal of property, plant and equipment, distributor transition costs, legal obligation, and international business charges.
We believe that each of these non-GAAP financial measures provide additional metrics to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to their most directly comparable U.S. GAAP measures, provide a more complete understanding of our business than could be obtained absent this disclosure. The non-GAAP measures are not and should not be considered an alternative to the most directly comparable U.S. GAAP measures or any other figure calculated in accordance with U.S. GAAP, or as an indicator of operating performance. We use the non-GAAP financial measures, together with U.S. GAAP financial measures, such as net sales, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net income (loss)	$48,508	$(12,697)
Depreciation and amortization	24,278	21,116
Interest expense, net of interest income	705	1,064
Income tax expense	17,133	134
EBITDA	90,624	9,617
Non-cash share-based compensation (a)	9,137	8,816
Loss on disposal of property, plant and equipment	126	161
Gain on equity investment	(62,013)	—
Distributor transition costs (b)	—	10,680
Legal obligation (c)	—	4,987
International business charges (d)	—	1,273
Adjusted EBITDA	$37,874	$35,534
Adjusted EBITDA as a % of Net Sales	12.7%	13.5%
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
The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Gross profit	$120,674	$103,788
Depreciation expense	17,298	15,179
Non-cash share-based compensation	1,588	1,283
Loss (gain) on disposal of manufacturing equipment	12	(5)
Adjusted Gross Profit	$139,572	$120,245
Adjusted Gross Profit as a % of Net Sales	46.9%	45.7%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
SG&A expenses	$116,343	$115,285
Depreciation and amortization expense	6,980	5,937
Non-cash share-based compensation (a)	7,549	7,533
Loss on disposal of equipment	114	166
Distributor transition costs (b)	—	10,680
Legal obligation (c)	—	4,987
International business charges (d)	—	1,273
Adjusted SG&A Expenses	$101,700	$84,709
Adjusted SG&A Expenses as a % of Net Sales	34.2%	32.2%
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
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the three months ended March 31, 2026, we spent approximately $27.6 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect capital expenditures to total approximately $150 million in fiscal year 2026.
We expect to rely on our current and future cash flow from operations to fund our growth going forward. However, we may issue additional debt, refinance our existing debt, and/or raise capital through our access to capital markets, if appropriate. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions.
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
Additionally, our cash flow generation ability is subject to general economic factors at the international, national and regional levels, including but not limited to increased interest rates and inflation, tariffs, trade wars, geopolitical conflict, war, recession, financial, competitive, legislative and regulatory factors and other factors that are beyond our control, including government or regulatory shutdowns or defunding, or disruptions with or increased costs imposed by our key suppliers or others within our supply chain. Further, such macroeconomic factors could negatively impact consumer sentiment, resulting in reduced demand and changes in purchasing behaviors for some or all of our products and other relevant factors, such as consumer hesitancy to trade up in pet food, deferral of pet-related expenses, and reduced pet adoption rates. While these factors are expected to persist in the near term, the Company has implemented strategic initiatives, including targeted marketing, value-focused product innovation, and expanded distribution in club and mass channels, to mitigate their impact. Management believes these actions will support continued growth and margin expansion, even if the current economic environment remains unchanged. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.

Expanding certain of our Freshpet Kitchens primarily comprises our material future cash requirement. The Company reduced its capital expenditures for manufacturing expansion during 2025, with the 2026 capital expenditures forecast similarly reflecting both a moderation in demand and significant operational efficiencies. These changes are expected to materially improve near-term cash flow and reduce the capital intensity of the business, while maintaining flexibility to scale as market conditions evolve. However, our capital requirements, including our cash requirements, may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as issuing additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or if the Convertible Notes are converted to common shares, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.
The following table sets forth, for the periods indicated, our working capital:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Cash and cash equivalents	$381,381	$277,975
Accounts receivable, net of allowance for doubtful accounts	65,370	63,762
Inventories, net	80,588	76,766
Prepaid expenses	7,338	9,807
Other current assets	7,115	7,404
Accounts payable	(35,463)	(42,429)
Accrued expenses	(47,504)	(31,610)
Current operating lease liabilities	(2,336)	(2,241)
Current finance lease liabilities	(2,346)	(2,315)
Total Working Capital	$454,143	$357,119
Working capital consists of current assets net of current liabilities. Working capital increased $97.0 million to $454.1 million as of March 31, 2026 compared to working capital of $357.1 million as of December 31, 2025. The increase was primarily a result of an increase of $103.4 million in cash and cash equivalents as a result of the proceeds from the sale of our equity investment, an increase of $3.8 million in inventories, net, an increase of $1.6 million in accounts receivable, and a decrease of $7.0 million in accounts payable. The increase was partially offset by a decrease of $2.5 million in prepaid expenses, a decrease of $0.3 million in other current assets, an increase of $15.9 million in accrued expenses as a result of timing, and an increase of $0.1 million in lease liabilities.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of March 31, 2026, our capital resources consisted primarily of $381.4 million of cash and cash equivalents on hand.
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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Cash at the beginning of period	$277,975	$268,633
Net cash provided by operating activities	40,329	4,807
Net cash provided by (used in) investing activities	67,860	(26,491)
Net cash used in financing activities	(4,783)	(3,217)
Cash at the end of period	$381,381	$243,732
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (i.e., provision for loss on accounts receivable, loss on disposal of property, plant and equipment, share-based compensation, change in deferred income taxes, depreciation and amortization, amortization of deferred financing costs, change in operating lease right of use asset, and gain on equity investment).
2026
Net cash provided by operating activities of $40.3 million for the three months ended March 31, 2026 was primarily attributed to:
•$38.2 million of net income, adjusted for reconciling non-cash items, which excludes $10.3 million of non-cash items related to $62.0 million of gain on equity investment, partially offset by $16.1 million of deferred income tax expense, $25.0 million of depreciation and amortization, $9.1 million of share-based compensation, $0.6 million of amortization of deferred financing costs, $0.1 million of loss on disposal of property, plant and equipment, and $0.8 million of change in operating lease right of use asset; and
•a $2.1 million increase due to changes in operating assets and liabilities. The increase was primarily due to the change in accrued expenses and prepaid expenses and other current assets, partially offset by the changes in accounts receivable, inventories, other assets, accounts payable, and operating lease liability.
2025
Net cash provided by operating activities of $4.8 million for the three months ended March 31, 2025 was primarily attributed to:
•$31.0 million of net income, adjusted for reconciling non-cash items, which excludes $43.7 million of non-cash items related to $21.8 million of depreciation and amortization, $11.5 million of provision for loss on accounts receivable, $8.8 million of share-based compensation, $0.5 million of amortization of deferred financing costs, $0.7 million of loss on disposal of property, plant and equipment, and $0.3 million of change in operating lease right of use asset.

This was partially offset by:
•a $26.2 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the changes in accrued expenses, accounts receivable, inventories, and other assets, partially offset by the change in accounts payable and prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities
2026
Net cash provided by investing activities of $67.9 million for the three months ended March 31, 2026 was primarily attributed to:
•$95.5 million of cash proceeds from the sale of our equity investment.
This was partially offset by:
•$27.6 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2025
Net cash used in investing activities of $26.5 million for the three months ended March 31, 2025 was primarily attributed to:
•$26.5 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
Net Cash Used in Financing Activities
2026
Net cash used in financing activities of $4.8 million for the three months ended March 31, 2026, was primarily attributed to:
•$4.5 million for tax withholdings related to net share settlements of restricted stock units; and
•$1.0 million for principal payments under finance lease obligations.
This was partially offset by:
•$0.7 million cash proceeds from the exercise of stock options.
2025
Net cash used in financing activities of $3.2 million for the three months ended March 31, 2025 was primarily attributed to:
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

Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.
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
Commodity Price and Inflation Risk
We purchase certain products and services that are affected by commodity prices, including, but not limited to, agricultural products. These products are subject to price volatility caused by weather, market conditions, disease, costs of fertilizer and energy, government programs and policies, labor availability and availability of similar or competitive products, and other factors which are not considered predictable or within our control. In many cases, we believe we will be able to address material commodity cost increases by either increasing prices or reducing operating expenses. However, increases in commodity prices, without adjustments to pricing or reduction to operating expenses, could increase our operating costs as a percentage of our net sales.
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the three months ended March 31, 2026 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income and Comprehensive Income in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of March 31, 2026, there were no forward contracts outstanding.
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
None of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408 during the fiscal quarter ended March 31, 2026.
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

Date: May 6, 2026	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ John G. O'Connor
John G. O'Connor Chief Financial Officer
(Principal Financial and Accounting Officer)