Form 10-Q
period 2026-06-30
Freshpet, Inc.
filed 2026-08-05
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2026 the registrant had 48,058,074 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350,809	$277,975
Accounts receivable, net of allowance for doubtful accounts	65,383	63,762
Inventories, net	86,734	76,766
Prepaid expenses	7,744	9,807
Other current assets	6,396	7,404
Total Current Assets	517,066	435,714
Property, plant and equipment, net	1,146,325	1,138,671
Operating lease right of use assets	64,786	66,424
Long term investment in equity securities	—	33,446
Deferred tax assets, net	47,405	68,893
Other assets	36,833	34,627
Total Assets	$1,812,415	$1,777,775
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,817	$42,429
Accrued expenses	44,116	31,610
Current operating lease liabilities	2,189	2,241
Current finance lease liabilities	2,397	2,315
Total Current Liabilities	85,519	78,595
Convertible senior notes	398,443	397,330
Long term operating lease liabilities	64,046	65,023
Long term finance lease liabilities	26,582	28,075
Deferred tax liabilities, net	129	93
Total Liabilities	$574,719	$569,116
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 49,671 issued and 48,625 outstanding on June 30, 2026, and 48,985 issued and 48,970 outstanding on December 31, 2025	49	49
Additional paid-in capital	1,367,847	1,351,201
Accumulated deficit	(74,673)	(142,669)
Accumulated other comprehensive (loss) income	(706)	334
Treasury stock, at cost, inclusive of excise tax and broker fees — 1,046 shares on June 30, 2026 and 14 shares on December 31, 2025	(54,821)	(256)
Total Stockholders' Equity	1,237,696	1,208,659
Total Liabilities and Stockholders' Equity	$1,812,415	$1,777,775
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NET SALES	$305,587	$264,689	$603,231	$527,938
COST OF GOODS SOLD	176,893	156,499	353,863	315,960
GROSS PROFIT	128,694	108,190	249,368	211,978
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	106,985	90,386	223,328	205,671
INCOME FROM OPERATIONS	21,709	17,804	26,040	6,307
OTHER INCOME (EXPENSES):
Interest and Other Income, net	2,830	2,199	5,713	4,592
Interest Expense	(3,483)	(3,749)	(7,069)	(7,208)
Gain on Equity Investment	4,539	—	66,552	—
TOTAL OTHER INCOME (EXPENSES)	3,886	(1,550)	65,196	(2,616)
INCOME BEFORE INCOME TAXES	25,595	16,254	91,236	3,691
INCOME TAX EXPENSE (BENEFIT)	6,107	(102)	23,240	32
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,488	$16,356	$67,996	$3,659
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(247)	$240	$(1,040)	$451
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(247)	240	(1,040)	451
TOTAL COMPREHENSIVE INCOME	$19,241	$16,596	$66,956	$4,110
NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.40	$0.34	$1.38	$0.08
-DILUTED	$0.39	$0.33	$1.29	$0.07
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	49,197	48,778	49,129	48,755
-DILUTED	55,811	50,198	55,926	50,256

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2026	49,155	$49	$1,356,890	$(94,161)	$(459)	14	$(256)	$1,262,063
Exercise of options to purchase common stock	514	—	5,242	—	—	—	—	5,242
Vesting of restricted stock units	2	—	(53)	—	—	—	—	(53)
Share-based compensation expense	—	—	5,768	—	—	—	—	5,768
Purchase of treasury stock, inclusive of excise tax and broker fees	—	—	—	—	—	1,032	(54,565)	(54,565)
Foreign currency translation	—	—	—	—	(247)	—	—	(247)
Net income	—	—	—	19,488	—	—	—	19,488
BALANCES, June 30, 2026	49,671	$49	$1,367,847	$(74,673)	$(706)	1,046	$(54,821)	$1,237,696

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, March 31, 2025	48,788	$49	$1,344,775	$(294,503)	$(576)	14	$(256)	$1,049,489
Exercise of options to purchase common stock	3	—	30	—	—	—	—	30
Vesting of restricted stock units	1	—	(244)	—	—	—	—	(244)
Share-based compensation expense	—	—	5,783	—	—	—	—	5,783
Foreign currency translation	—	—	—	—	240	—	—	240
Net income	—	—	—	16,356	—	—	—	16,356
BALANCES, June 30, 2025	48,792	$49	$1,350,344	$(278,147)	$(336)	14	$(256)	$1,071,654

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2025	48,985	$49	$1,351,201	$(142,669)	$334	14	$(256)	$1,208,659
Exercise of options to purchase common stock	535	—	5,985	—	—	—	—	5,985
Vesting of restricted stock units	151	—	(4,657)	—	—	—	—	(4,657)
Share-based compensation expense	—	—	15,318	—	—	—	—	15,318
Purchase of treasury stock, inclusive of excise tax and broker fees	—	—	—	—	—	1,032	(54,565)	(54,565)
Foreign currency translation	—	—	—	—	(1,040)	—	—	(1,040)
Net income	—	—	—	67,996	—	—	—	67,996
BALANCES, June 30, 2026	49,671	$49	$1,367,847	$(74,673)	$(706)	1,046	$(54,821)	$1,237,696

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
Exercise of options to purchase common stock	7	—	187	—	—	—	—	187
Vesting of restricted stock units	69	—	(3,162)	—	—	—	—	(3,162)
Share-based compensation expense	—	—	15,159	—	—	—	—	15,159
Foreign currency translation	—	—	—	—	451	—	—	451
Net income	—	—	—	3,659	—	—	—	3,659
BALANCES, June 30, 2025	48,792	$49	$1,350,344	$(278,147)	$(336)	14	$(256)	$1,071,654

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,996	$3,659
Adjustments to reconcile net income to net cash flows provided by operating activities:
Provision for loss on accounts receivable	14	11,452
Loss on disposal of property, plant and equipment	154	1,229
Share-based compensation	15,516	15,037
Depreciation and amortization	49,954	42,436
Amortization of deferred financing costs	1,113	1,074
Change in operating lease right of use asset	1,638	727
Deferred income taxes	21,528	—
Gain on equity investment	(66,552)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,467)	(3,208)
Inventories	(9,991)	(9,400)
Prepaid expenses and other current assets	2,445	(3,913)
Other assets	(3,725)	(3,060)
Accounts payable	(5,554)	2,291
Accrued expenses	12,713	(18,958)
Operating lease liability	(1,028)	(673)
Net cash flows provided by operating activities	84,754	38,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	99,998	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(57,324)	(59,932)
Net cash flows provided by (used in) investing activities	42,674	(59,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock, inclusive of broker fees	(54,391)	—
Proceeds from exercise of options to purchase common stock	5,985	187
Tax withholdings related to net shares settlements of restricted stock units	(4,632)	(2,860)
Principal payments under finance lease obligations	(1,556)	(1,037)
Net cash flows used in financing activities	(54,594)	(3,710)
NET CHANGE IN CASH AND CASH EQUIVALENTS	72,834	(24,949)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	277,975	268,633
CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,809	$243,684

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$5,812	$5,992
Taxes paid	$912	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$64,866
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$8,500	$9,057
Excise tax on share repurchases included in accrued liabilities	$174	$—
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$24	$301
Non-cash addition of finance lease to property, plant and equipment	$—	$7,236
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026, the results of its operations and changes to stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
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
On January 16, 2026, the Company received $95,459 in cash for the sale of 100% of its non-controlling interest in the privately held company following the equity investment's acquisition by a third party. During the second quarter of 2026, the Company received an additional $4,539 in cash related to certain post-closing adjustments. The carrying value of the investment at December 31, 2025 was $33,446. The Company recognized a pre-tax gain of $66,552 for the six months ended June 30, 2026. The gain is subject to additional customary post-closing adjustments.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of June 30, 2026.
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
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of June 30, 2026, the Company had $99,822 of treasury bills within cash equivalents, which included $237 of amortized discount. As of December 31, 2025, the Company had $99,789 of treasury bills within cash equivalents, which included $275 of amortized discount.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. For the six months ended June 30, 2026, we recognized a provision for loss on accounts receivable of $14. For the six months ended June 30, 2025, we recognized a provision for loss on accounts receivable of $11,452, of which $10,680 was attributable to the liquidation of one of our pet specialty distributors.
Implementation Costs of Cloud Computing Arrangement – As of June 30, 2026 and December 31, 2025, the Company's deferred implementation costs of systems associated with cloud computing arrangements, which are reflected within prepaid and other assets, were $15,191 and $13,428, respectively. The cost will be recognized over the term of the agreements.
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of June 30, 2026, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
Refer to Note 6 - Convertible Senior Notes for the fair value of our Convertible Senior Notes.
As of June 30, 2026, the Company maintained Level 1 and Level 2 assets and liabilities.
Share Repurchase Program – On May 21, 2026, the Company announced that its board of directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $150 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program may be suspended or discontinued at any time by the Company and does not have a fixed expiration date.
During the six months ended June 30, 2026, the Company repurchased 1,032 shares of its common stock through open market transactions for a total cost of $54,565, which included $21 of broker fees and $174 of accrued excise taxes.

Repurchases of the Company’s common stock are accounted for at cost and recorded as treasury stock. The broker fees incurred and excise tax on repurchases of the Company’s common stock are recorded as a cost of acquiring treasury stock. Any reissued treasury stock will be accounted for at average cost. Gains or losses on reissued treasury stock arising from the difference between the average cost and the fair value of the award will be recorded in additional paid-in capital.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grocery, Mass, International and Digital	$239,025	$216,888	$471,344	$432,044
Pet Specialty and Club	66,562	47,801	131,887	95,894
Net Sales	$305,587	$264,689	$603,231	$527,938
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
Note 2 – Inventories, net:

	June 30, 2026	December 31, 2025
Raw Materials and Work in Process	$24,845	$15,408
Packaging Components Material	7,006	5,687
Finished Goods	54,883	55,671
Inventories, net	$86,734	$76,766

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 3 – Property, Plant and Equipment, net:

	June 30, 2026	December 31, 2025
Refrigeration Equipment	$210,891	$211,709
Machinery and Equipment	377,533	344,890
Building, Land and Improvements	770,265	730,298
Furniture and Office Equipment	19,988	18,464
Leasehold Improvements	5,180	5,162
Construction in Progress	101,034	130,438
Finance Lease Right of Use Asset	35,714	35,714
	1,520,605	1,476,675
Less: Accumulated Depreciation and Amortization	(374,280)	(338,004)
Property, Plant and Equipment, net	$1,146,325	$1,138,671
Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2026 totaled $23,919 and $47,859, respectively, of which $17,879 and $35,836, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2025 totaled $19,852 and $40,770, respectively, of which $14,413 and $30,276, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Income Taxes:
Income tax expense (benefit) and the effective tax rate for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$25,595	$16,254	$91,236	$3,691
Income tax expense (benefit)	$6,107	$(102)	$23,240	$32
Effective tax rate	23.9%	(0.6)%	25.5%	0.9%

The effective tax rate for the three and six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes. Income tax expense for the three and six months ended June 30, 2026 includes discrete tax expense of $1.2 million and $16.7 million, respectively, related to the gain on the sale of an equity investment, which was recognized in full during the six months ended June 30, 2026. The gain did not impact the Company's effective tax rate, as it was fully taxable and resulted in no permanent differences.

The effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance in the prior year period.

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

For the three months ended June 30, 2026, income tax expense was $6.1 million, of which $5.4 million represented deferred income tax expense. Income tax expense increased $6.2 million compared to the prior year period, primarily attributable to an increase in taxable income due to the gain on equity investment.
For the six months ended June 30, 2026, income tax expense was $23.2 million, of which $21.5 million represented deferred income tax expense. Income tax expense increased $23.2 million compared to the prior year period, primarily attributable to an increase in taxable income due to the gain on equity investment.

Note 5 – Accrued Expenses:

	June 30, 2026	December 31, 2025
Accrued Compensation and Employee Related Costs	$9,737	$8,030
Accrued Chiller Cost	2,119	3,484
Accrued Construction Costs	358	466
Accrued Freight	4,520	2,777
Accrued Production Expenses	5,286	5,469
Accrued Corporate and Marketing Expenses	15,121	4,646
Accrued Interest	3,019	3,019
Other Accrued Expenses	3,956	3,719
Accrued Expenses	$44,116	$31,610
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
No early conversions have occurred as of June 30, 2026 or since inception. As of June 30, 2026, noteholders do not have the right to early convert under the 130% early conversion feature.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of June 30, 2026:

	As of June 30, 2026
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	$398,443	$455,231
Total	$398,443	$455,231
(1)The carrying amounts presented are net of unamortized debt issuance costs of $4,057 as of June 30, 2026.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and six months ended June 30, 2026 and 2025 recognized related to the Convertible Notes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$3,019	$3,019	$6,038	$6,038
Amortization of issuance costs	559	539	1,113	1,074
Total	$3,578	$3,558	$7,151	$7,112

Of the $6,038 of interest expense incurred during each of the six months ended June 30, 2026 and 2025, $3,019 was paid during the three months ended March 31, 2026 and 2025, respectively, with $3,019 of accrued interest expense as of June 30, 2026 and 2025, respectively.
As the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion, for the three and six months ended June 30, 2026, approximately $723 and $1,350 of the interest expense incurred, respectively, was capitalized to construction in progress, and for the three and six months ended June 30, 2025, approximately $484 and $1,119 of the interest expense incurred, respectively, was capitalized to construction in progress. As of June 30, 2026 and 2025, $1,854 and $1,422 of capitalized interest, respectively, was reclassified from construction in progress to assets placed in service.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of June 30, 2026, the instrument continued to qualify for equity classification.
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
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	As of June 30, 2026
	Operating Leases	Finance Lease
Weighted-average remaining lease term	17.29	9.77
Weighted-average discount rate	8.4%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance leases as of June 30, 2026 were as follows:

	As of June 30, 2026
	Operating Leases	Finance Lease
2026 (1)	$3,945	$2,111
2027	7,167	4,810
2028	6,464	4,831
2029	6,540	4,852
2030 and beyond	108,463	27,379
Total lease payments	$132,579	$43,983
Less: Imputed interest	(66,344)	(15,004)
Present value of lease liabilities	$66,235	$28,979
(1)Excluding the six months ended June 30, 2026.
A summary of lease costs for the three and six months ended June 30, 2026 and 2025 were as follows:

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$2,236	$828	$4,472	$1,201

Finance Lease:
Amortization of right of use asset	Cost of goods sold and selling, general and administrative	$802	$800	$1,602	$1,512
Interest on lease liabilities	Interest expense	$628	$675	$1,268	$1,217
Variable lease cost (2)	Inventory/Cost of goods sold (2)	$6,648	$5,636	$12,784	$10,918
(2)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three and six months ended June 30, 2026, $6,648 and $12,784, respectively, and for the three and six months ended June 30, 2025, $5,636 and $10,918, respectively, of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information related to leases as of June 30, 2026 and December 31, 2025 are as follows:

		As of June 30, 2026	As of December 31, 2025
Assets:
Operating leases	Operating lease right of use assets	$64,786	$66,424
Finance lease, net	Property, plant and equipment, net	26,719	28,323
Total lease assets		$91,505	$94,747

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$2,189	$2,241
Finance lease liabilities	Current finance lease liabilities	2,397	2,315
Non-current:
Operating lease liabilities	Long term operating lease liabilities	64,046	65,023
Finance lease liabilities	Long term finance lease liabilities	26,582	28,075
Total lease liabilities		$95,214	$97,654
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Six Months Ended June 30,
Operating cash flow information:	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,865	$1,140
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$1,124	$1,073
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$1,556	$1,037

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 9 – Equity Incentive Plans (in thousands, except share data):
Total compensation cost for share-based payments recognized for the three and six months ended June 30, 2026 totaled $6,380 and $15,516, respectively, of which $1,882 and $3,469, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.
Total compensation cost for share-based payments recognized for the three and six months ended June 30, 2025 totaled $6,221 and $15,037, respectively, of which $1,831 and $3,114, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.

NASDAQ Marketplace Rules Inducement Award - During the six months ended June 30, 2026, as an inducement in accordance with Nasdaq Listing Rule 5635(c)(4), and therefore outside of any Company equity incentive plan, 7,500 service based restricted stock units were granted to the Company’s Chief Financial Officer. Under the terms of the applicable award agreement, the grant is governed as if issued under the Freshpet, Inc. 2024 Equity Incentive Plan, and will vest in equal annual installments over three years, subject to the officer’s continued service to the Company.
Service Period and Performance Based Stock Options - During the six months ended June 30, 2026, no service based or performance based stock options were granted and 534,880 stock options were exercised.
Service Period Restricted Stock Units - During the six months ended June 30, 2026, 191,956 service based restricted stock units were granted, including the 7,500 inducement award units, at a weighted average grant-date fair market value of $80.95. During the six months ended June 30, 2026, 152,124 restricted stock units vested.
Performance Based Restricted Stock Units - During the six months ended June 30, 2026, no performance based restricted stock units were granted.
Market Based Restricted Stock Units - During the six months ended June 30, 2026, 46,344 performance based restricted stock units with a market condition (total shareholder return or "TSR") were granted, which will vest at the end of the three-year performance period ending on December 31, 2028; however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2.5 times the number of target units awarded. The TSR units were granted at a weighted average grant-date fair market value of $91.94.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
For the three and six months ended June 30, 2026 and 2025, diluted net income per share attributable to common stockholders is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income Attributable to Common Stockholders, Basic	$19,488	$16,356	$67,996	$3,659
Convertible Notes - Interest Expense, net	2,179	—	4,426	—
Net Income Attributable to Common Stockholders, Diluted	$21,667	$16,356	$72,422	$3,659

Weighted Average Common Shares Outstanding, Basic	49,197	48,778	49,129	48,755
Service Period Stock Options	243	505	354	539
Restricted Stock Units	116	225	164	229
Performance Stock Options	479	690	503	733
Convertible Notes - Potential Common Shares	5,776	—	5,776	—
Weighted Average Common Shares Outstanding, Diluted	55,811	50,198	55,926	50,256

Basic Net Income per Share	$0.40	$0.34	$1.38	$0.08
Diluted Net Income per Share	$0.39	$0.33	$1.29	$0.07

The potentially dilutive securities excluded from the determination of diluted net income per share, as their effect is antidilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service Period Stock Options	—	—	—	—
Restricted Stock Units	—	—	—	—
Performance Stock Options	—	—	—	—
Convertible Notes	—	5,776	—	5,776
Total	—	5,776	—	5,776
Note 11 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Major Customers— For the three months ended June 30, 2026, one distributor and two customers accounted for 7%, 25% and 12% of our net sales, respectively. For the three months ended June 30, 2025, one distributor and two customers accounted for 7%, 26% and 10% of our net sales, respectively.
For the six months ended June 30, 2026, one distributor and two customers accounted for 7%, 25% and 12% of our net sales, respectively. For the six months ended June 30, 2025, one distributor and two customers accounted for 5%, 26% and 10% of our net sales, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
As of June 30, 2026, one distributor and two customers accounted for 5%, 31%, and 15% of our accounts receivable, respectively. As of December 31, 2025, one distributor and two customers accounted for 4%, 29%, and 15% of our accounts receivable, respectively.
Note 12 – Commitments and Contingencies:
Commitments - In August 2025, we entered into a lease arrangement for a to-be constructed warehouse space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur during the fourth quarter of 2026. As of June 30, 2026, the future commitments related to this arrangement are not determinable as they are variable in nature.
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
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet, and total capital expenditures for additions to long-lived assets were $57,324 and $59,932 for the six months ended June 30, 2026 and 2025, respectively.

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Financial information, including segment revenue, significant segment expenses, and profit or loss for the three and six months ended June 30, 2026 and 2025 is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$305,587	$264,689	$603,231	$527,938
Input costs (a)	(87,367)	(76,446)	(172,288)	(153,533)
Quality costs (b)	(7,612)	(5,271)	(13,865)	(11,150)
Logistics costs (c)	(21,004)	(15,108)	(39,677)	(30,494)
Media costs (d)	(40,806)	(39,632)	(87,847)	(79,423)
Plant costs and other costs of goods sold (e)	(61,541)	(58,253)	(127,730)	(117,580)
Other segment selling, general and administrative items (f)	(34,175)	(24,860)	(70,160)	(70,749)
Depreciation and amortization	(24,965)	(20,609)	(49,954)	(42,436)
Share-based compensation	(6,380)	(6,221)	(15,516)	(15,037)
Loss on disposals of equipment	(28)	(485)	(154)	(1,229)
Interest and other income, net	2,830	2,199	5,713	4,592
Interest expense	(3,483)	(3,749)	(7,069)	(7,208)
Gain on equity investment	4,539	—	66,552	—
Income tax (expense) benefit	(6,107)	102	(23,240)	(32)
Consolidated net income	$19,488	$16,356	$67,996	$3,659
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
Components of our Results of Operations
Net Sales

Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are primarily sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 30,721 retail stores as of June 30, 2026. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist of the following:
Outbound freight. We use third-party logistics providers for outbound freight that ship directly to retailers as well as third-party distributors.
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

Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$305,587	100%	$264,689	100%	$603,231	100%	$527,938	100%
Cost of goods sold	176,893	58%	156,499	59%	353,863	59%	315,960	60%
Gross profit	128,694	42%	108,190	41%	249,368	41%	211,978	40%
Selling, general, and administrative expenses	106,985	35%	90,386	34%	223,328	37%	205,671	39%
Income from operations	21,709	7%	17,804	7%	26,040	4%	6,307	1%
Interest and other income, net	2,830	1%	2,199	1%	5,713	1%	4,592	1%
Interest expense	(3,483)	(1)%	(3,749)	(1)%	(7,069)	(1)%	(7,208)	(1)%
Gain on equity investment	4,539	1%	—	—%	66,552	11%	—	—%
Income before income taxes	25,595	8%	16,254	6%	91,236	15%	3,691	1%
Income tax expense (benefit)	6,107	2%	(102)	—%	23,240	4%	32	—%
Net income	$19,488	6%	$16,356	6%	$67,996	11%	$3,659	1%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended June 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$239,025	78%	$216,888	82%
Pet Specialty and Club	66,562	22%	47,801	18%
Net Sales	$305,587	100%	$264,689	100%
Net sales increased $40.9 million, or 15.5%, to $305.6 million for the three months ended June 30, 2026 as compared to $264.7 million in the same period in the prior year. The $40.9 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $22.1 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 15.7%, partially offset by unfavorable price/mix of 0.2%.

Gross Profit
Gross profit was $128.7 million, or 42.1% as a percentage of net sales, for the three months ended June 30, 2026, compared to $108.2 million, or 40.9% as a percentage of net sales, in the prior year period. The 1.2% increase in gross profit as a percentage of net sales was primarily due to lower input costs and improved leverage on plant expenses, partially offset by higher quality costs related to the startup of new technology lines.
Adjusted Gross Profit for the three months ended June 30, 2026 was $148.4 million, or 48.6% as a percentage of net sales, compared to $124.0 million, or 46.9% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $107.0 million, or 35.0% as a percentage of net sales, for the three months ended June 30, 2026, compared to $90.4 million, or 34.1% as a percentage of net sales, in the prior year period. The increase in SG&A as a percentage of net sales was primarily due to increased logistics costs and variable compensation accrual, partially offset by decreased media spend as a percentage of net sales.
Adjusted SG&A for the three months ended June 30, 2026 was $96.1 million, or 31.4% as a percentage of net sales, compared to $79.6 million, or 30.1% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income from Operations
As a result of the factors discussed above, income from operations increased by $3.9 million to income from operations of $21.7 million for the three months ended June 30, 2026 as compared to $17.8 million in the prior year period.
Interest and Other Income, net
The Company recorded interest and other income, net of $2.8 million for the three months ended June 30, 2026 as a result of interest income generated from cash and cash equivalents as compared to $2.2 million in the prior year period.
Interest Expense
Interest expense decreased $0.2 million to $3.5 million for the three months ended June 30, 2026 as compared to $3.7 million in the prior year period. The decrease was primarily driven by higher capitalized interest in the period.
Gain on Equity Investment
The $4.5 million additional gain on equity investment for the three months ended June 30, 2026, represents certain post-closing adjustments related to the sale of the Company's non-controlling interest in a privately held company following the equity investment's acquisition by a third party, as discussed in Note 1 of our (unaudited) condensed consolidated financial statements.
Income Tax Expense (Benefit)
Income tax expense increased $6.2 million to $6.1 million for the three months ended June 30, 2026 as compared to an income tax benefit of $0.1 million in the prior year period, primarily attributable to an increase in taxable income.

Net Income
Net income increased $3.1 million to net income of $19.5 million for the three months ended June 30, 2026 as compared to $16.4 million in the prior year period, primarily due to the additional gain on equity investment and contributions from higher sales, partially offset by the increases in SG&A and income tax expense.
Adjusted EBITDA
Adjusted EBITDA was $52.2 million for the three months ended June 30, 2026 as compared to $44.4 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Sales
The following table sets forth net sales by class of retailer:

	Six Months Ended June 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$471,344	78%	$432,044	82%
Pet Specialty and Club	131,887	22%	95,894	18%
Net Sales	$603,231	100%	$527,938	100%
Net sales increased $75.3 million, or 14.3%, to $603.2 million for the six months ended June 30, 2026 as compared to $527.9 million in the same period in the prior year. The $75.3 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $39.3 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 15.1%, partially offset by unfavorable price/mix of 0.8%.
Gross Profit
Gross profit was $249.4 million, or 41.3% as a percentage of net sales, for the six months ended June 30, 2026, compared to $212.0 million, or 40.2% as a percentage of net sales, in the prior year period. The 1.1% increase in gross profit as a percentage of net sales was primarily due to lower input costs and improved leverage on plant expenses, partially offset by higher quality costs related to the startup of new technology lines.
Adjusted Gross Profit for the six months ended June 30, 2026 was $288.0 million, or 47.7% as a percentage of net sales, compared to $244.3 million, or 46.3% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $223.3 million, or 37.0% as a percentage of net sales, for the six months ended June 30, 2026, compared to $205.7 million, or 39.0% as a percentage of net sales, in the prior year period. The decrease in SG&A as a percentage of net sales was primarily due to a decrease in non-recurring charges that occurred in the first half of 2025, partially offset by increased logistics costs and variable compensation accrual.
Adjusted SG&A for the six months ended June 30, 2026 was $197.8 million, or 32.8% as a percentage of net sales, compared to $164.3 million, or 31.1% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.

Income from Operations
As a result of the factors discussed above, income from operations increased by $19.7 million to income from operations of $26.0 million for the six months ended June 30, 2026 as compared to $6.3 million in the prior year period.
Interest and Other Income, net
The Company recorded interest and other income, net of $5.7 million for the six months ended June 30, 2026, as a result of interest income generated from cash and cash equivalents as compared to $4.6 million in the prior year period.
Interest Expense
Interest expense decreased $0.1 million to $7.1 million for the six months ended June 30, 2026 as compared to $7.2 million in the prior year period. The decrease was primarily driven by higher capitalized interest in the period, partially offset by an increase in interest expense related to a finance lease liability.
Gain on Equity Investment
The $66.6 million gain on equity investment for the six months ended June 30, 2026, resulted from the sale of the Company's non-controlling interest in a privately held company following the equity investment's acquisition by a third party, as discussed in Note 1 of our (unaudited) condensed consolidated financial statements.
Income Tax Expense
Income tax expense increased $23.2 million to $23.2 million for the six months ended June 30, 2026 as compared to the nominal income tax expense in the prior year period, primarily attributable to an increase in taxable income due to the gain on equity investment.
Net Income
Net income increased $64.3 million to net income of $68.0 million for the six months ended June 30, 2026 as compared to $3.7 million in the prior year period, primarily due to the gain on equity investment, contributions from higher sales, and decreased non-recurring SG&A charges, partially offset by increases in logistics costs, variable compensation accrual and income tax expense.
Adjusted EBITDA
Adjusted EBITDA was $90.1 million for the six months ended June 30, 2026 as compared to $79.9 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$19,488	$16,356	$67,996	$3,659
Depreciation and amortization	24,252	19,896	48,530	41,013
Interest expense, net of interest income	484	1,546	1,189	2,610
Income tax expense	6,107	(102)	23,240	32
EBITDA	50,331	37,696	140,955	47,314
Non-cash share-based compensation (a)	6,380	6,221	15,516	15,037
Loss on disposal of property, plant and equipment	28	485	154	646
Gain on equity investment	(4,539)	—	(66,552)	—
Distributor transition costs (b)	—	—	—	10,680
Legal obligation (c)	—	—	—	4,987
International business charges (d)	—	—	—	1,273
Adjusted EBITDA	$52,200	$44,402	$90,073	$79,937
Adjusted EBITDA as a % of Net Sales	17.1%	16.8%	14.9%	15.1%
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
The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Gross profit	$128,694	$108,190	$249,368	$211,978
Depreciation expense	17,858	13,729	35,156	28,909
Non-cash share-based compensation	1,882	1,831	3,469	3,114
Loss on disposal of manufacturing equipment	—	260	12	255
Adjusted Gross Profit	$148,434	$124,010	$288,005	$244,256
Adjusted Gross Profit as a % of Net Sales	48.6%	46.9%	47.7%	46.3%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
SG&A expenses	$106,985	$90,386	$223,328	$205,671
Depreciation and amortization expense	6,394	6,167	13,374	12,104
Non-cash share-based compensation (a)	4,498	4,390	12,047	11,923
Loss on disposal of equipment	28	225	142	391
Distributor transition costs (b)	—	—	—	10,680
Legal obligation (c)	—	—	—	4,987
International business charges (d)	—	—	—	1,273
Adjusted SG&A Expenses	$96,065	$79,604	$197,765	$164,313
Adjusted SG&A Expenses as a % of Net Sales	31.4%	30.1%	32.8%	31.1%
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
We expect to make future capital expenditures in connection with the completion of our planned development of Freshpet Kitchens Ennis Phase 2 and 3. During the six months ended June 30, 2026, we spent approximately $57.3 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect capital expenditures to total approximately $150 million in fiscal year 2026.
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
On May 21, 2026, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to repurchase up to an aggregate of $150 million of its outstanding common stock. The share repurchase authorization does not have a fixed expiration date, does not obligate Freshpet to repurchase any specific number of shares and may be suspended or discontinued at any time. The timing and number of shares repurchased will depend on a variety of factors, including price, general business, economic and market conditions, alternative investment opportunities, and funding considerations. The Company intends to fund the repurchases with existing cash, future cash flow from operations, future borrowings or other sources of cash at the Company’s discretion. During the quarter ended June 30, 2026, the Company repurchased $54,370 of shares of its common stock pursuant to the program, and had $95,630 remaining available for repurchase under the program as of such date.
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
The following table sets forth, for the periods indicated, our working capital:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Cash and cash equivalents	$350,809	$277,975
Accounts receivable, net of allowance for doubtful accounts	65,383	63,762
Inventories, net	86,734	76,766
Prepaid expenses	7,744	9,807
Other current assets	6,396	7,404
Accounts payable	(36,817)	(42,429)
Accrued expenses	(44,116)	(31,610)
Current operating lease liabilities	(2,189)	(2,241)
Current finance lease liabilities	(2,397)	(2,315)
Total Working Capital	$431,547	$357,119
Working capital consists of current assets net of current liabilities. Working capital increased $74.4 million to $431.5 million as of June 30, 2026 compared to working capital of $357.1 million as of December 31, 2025. The increase was primarily a result of an increase of $72.8 million in cash and cash equivalents, primarily as a result of the proceeds from the sale of our equity investment, an increase of $10.0 million in inventories, net, an increase of $1.6 million in accounts receivable, and a decrease of $5.6 million in accounts payable. The increase was partially offset by a decrease of $2.1 million in prepaid expenses, a decrease of $1.0 million in other current assets, and an increase of $12.5 million in accrued expenses as a result of timing.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of June 30, 2026, our capital resources consisted primarily of $350.8 million of cash and cash equivalents on hand.
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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Cash at the beginning of period	$277,975	$268,633
Net cash provided by operating activities	84,754	38,693
Net cash provided by (used in) investing activities	42,674	(59,932)
Net cash used in financing activities	(54,594)	(3,710)
Cash at the end of period	$350,809	$243,684
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
2026
Net cash provided by operating activities of $84.8 million for the six months ended June 30, 2026 was primarily attributed to:
•$91.4 million of net income, adjusted for reconciling non-cash items, which excludes $23.4 million of non-cash items related to $21.5 million of deferred income tax expense, $50.0 million of depreciation and amortization, $15.5 million of share-based compensation, $1.1 million of amortization of deferred financing costs, $0.2 million of loss on disposal of property, plant and equipment, and $1.6 million of change in operating lease right of use asset, partially offset by $66.6 million of gain on equity investment.

This was partially offset by:
•a $6.6 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventories, other assets, accounts payable, and operating lease liability, partially offset by the changes in accrued expenses and prepaid expenses and other current assets.
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

This was partially offset by:
•a $36.9 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the changes in accrued expenses, inventories, accounts receivable, prepaid expenses and other current assets, and other assets, partially offset by the change in accounts payable.

Net Cash Provided by (Used in) Investing Activities
2026
Net cash provided by investing activities of $42.7 million for the six months ended June 30, 2026 was primarily attributed to:
•$100.0 million of cash proceeds from the sale of our equity investment.
This was partially offset by:
•$57.3 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2025
Net cash used in investing activities of $59.9 million for the six months ended June 30, 2025 was primarily attributed to:
•$59.9 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
Net Cash Used in Financing Activities
2026
Net cash used in financing activities of $54.6 million for the six months ended June 30, 2026, was primarily attributed to:
•$54.4 million for share repurchases, inclusive of broker fees;
•$4.6 million for tax withholdings related to net share settlements of restricted stock units; and
•$1.6 million for principal payments under finance lease obligations.
This was partially offset by:
•$6.0 million cash proceeds from the exercise of stock options.
2025
Net cash used in financing activities of $3.7 million for the six months ended June 30, 2025 was primarily attributed to:
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the six months ended June 30, 2026 recognized in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income and Comprehensive Income in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of June 30, 2026, there were no forward contracts outstanding.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Registrant
The following table provides information on our share repurchases for the three months ended June 30, 2026:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	544,717	$52.06	544,717	$121,640,511
June 1, 2026 - June 30, 2026	486,906	$53.42	486,906	$95,629,971
Total	1,031,623	$52.70	1,031,623	$95,629,971
(1) The average price paid per share excludes broker fees and excise tax incurred on share repurchases for the three months ended June 30. 2026. The remaining authorization outstanding for repurchases of common stock also excludes the broker fees and excise tax incurred.
(2) The Company's Board of Directors authorized the repurchase of common stock under a share repurchase program adopted and announced in May 2026. The share repurchase program authorizes the Company to purchase up to an aggregate of $150 million of the Company's outstanding common stock. Repurchases under this program may be made at management's discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Exchange Act. The share repurchase program may be suspended or discontinued at any time by the Company. The timing of repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business, economic and market conditions, alternative investment opportunities and funding considerations.
Item 5. Other Information
Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 trading arrangements under the Exchange Act.
None of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408 during the fiscal quarter ended June 30, 2026.

Item 6.                      Exhibits

Exhibit No.	Description
10.1*	Letter Agreement, dated as of June 22, 2026, by and between Freshpet, Inc. and Scott Morris
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-104	Inline XBRL Formatted Cover Page (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2026	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ John G. O'Connor
John G. O'Connor Chief Financial Officer
(Principal Financial and Accounting Officer)