Form 10-Q
period 2026-09-30
Freshpet, Inc.
filed 2026-11-04
CIK 1611647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 2, 2026 the registrant had 48,338,646 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements
This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," “expect," "forecast," "outlook," "potential," "project," "projection," "plan," "target," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•changes in global and domestic economic and business conditions, and financial market conditions, such as continued inflation, interest rate increases, tariffs, trade wars, recession, government or regulator shutdowns or defunding, regulatory delays or uncertainty, supply chain disruptions, increased fuel prices or agricultural labor shortages;
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
•the loss of key members of our senior management team and our ability to successfully recruit talent;
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
•our ability to successfully implement artificial intelligence into our operations and to realize the anticipated benefits, cost savings and efficiencies from such initiatives while avoiding inaccurate outputs, operational disruptions, data privacy and security risks, regulatory compliance and reputational harm;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$345,860	$277,975
Accounts receivable, net of allowance for doubtful accounts	68,561	63,762
Inventories, net	95,151	76,766
Prepaid expenses	9,875	9,807
Other current assets	7,473	7,404
Total Current Assets	526,920	435,714
Property, plant and equipment, net	1,141,357	1,138,671
Operating lease right of use assets	63,937	66,424
Long term investment in equity securities	—	33,446
Deferred tax assets, net	43,082	68,893
Other assets	37,553	34,627
Total Assets	$1,812,849	$1,777,775
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,366	$42,429
Accrued expenses	51,002	31,610
Current operating lease liabilities	2,032	2,241
Current finance lease liabilities	2,449	2,315
Total Current Liabilities	92,849	78,595
Convertible senior notes	399,007	397,330
Long term operating lease liabilities	63,619	65,023
Long term finance lease liabilities	26,090	28,075
Deferred tax liabilities, net	158	93
Total Liabilities	$581,723	$569,116
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Common stock — voting, $0.001 par value, 200,000 shares authorized, 50,188 issued and 48,329 outstanding on September 30, 2026, and 48,985 issued and 48,970 outstanding on December 31, 2025	50	49
Additional paid-in capital	1,379,549	1,351,201
Accumulated deficit	(44,961)	(142,669)
Accumulated other comprehensive (loss) income	(741)	334
Treasury stock, at cost, inclusive of excise tax and broker fees — 1,859 shares on September 30, 2026 and 14 shares on December 31, 2025	(102,771)	(256)
Total Stockholders' Equity	1,231,126	1,208,659
Total Liabilities and Stockholders' Equity	$1,812,849	$1,777,775
See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NET SALES	$317,840	$288,848	$921,070	$816,786
COST OF GOODS SOLD	176,533	174,656	530,396	490,616
GROSS PROFIT	141,307	114,192	390,674	326,170
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	106,177	89,291	329,504	294,961
INCOME FROM OPERATIONS	35,130	24,901	61,170	31,209
OTHER (EXPENSES) INCOME:
Interest and Other Income, net	2,705	2,356	8,418	6,948
Interest Expense	(3,412)	(3,552)	(10,481)	(10,761)
Gain on Equity Investment	—	—	66,552	—
TOTAL OTHER (EXPENSES) INCOME	(707)	(1,196)	64,489	(3,813)
INCOME BEFORE INCOME TAXES	34,423	23,705	125,659	27,396
INCOME TAX EXPENSE (BENEFIT)	4,711	(77,958)	27,951	(77,926)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,712	$101,663	$97,708	$105,322
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in foreign currency translation	$(35)	$(86)	$(1,075)	$365
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(35)	(86)	(1,075)	365
TOTAL COMPREHENSIVE INCOME	$29,677	$101,577	$96,633	$105,687
NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC	$0.61	$2.08	$2.00	$2.16
-DILUTED	$0.58	$1.86	$1.88	$2.00
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
-BASIC	48,426	48,787	48,889	48,766
-DILUTED	54,742	55,875	55,515	55,991

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2026	49,671	$49	$1,367,847	$(74,673)	$(706)	1,046	$(54,821)	$1,237,696
Exercise of options to purchase common stock	510	1	5,751	—	—	—	—	5,752
Vesting of restricted stock units	7	—	(168)	—	—	—	—	(168)
Share-based compensation expense	—	—	6,119	—	—	—	—	6,119
Purchase of treasury stock, inclusive of excise tax and broker fees	—	—	—	—	—	813	(47,950)	(47,950)
Foreign currency translation	—	—	—	—	(35)	—	—	(35)
Net income	—	—	—	29,712	—	—	—	29,712
BALANCES, September 30, 2026	50,188	$50	$1,379,549	$(44,961)	$(741)	1,859	$(102,771)	$1,231,126

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, June 30, 2025	48,792	$49	$1,350,344	$(278,147)	$(336)	14	$(256)	$1,071,654
Exercise of options to purchase common stock	6	—	77	—	—	—	—	77
Vesting of restricted stock units	9	—	106	—	—	—	—	106
Share-based compensation expense	—	—	4,991	—	—	—	—	4,991
Foreign currency translation	—	—	—	—	(86)	—	—	(86)
Net income	—	—	—	101,663	—	—	—	101,663
BALANCES, September 30, 2025	48,807	$49	$1,355,518	$(176,484)	$(422)	14	$(256)	$1,178,405

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2025	48,985	$49	$1,351,201	$(142,669)	$334	14	$(256)	$1,208,659
Exercise of options to purchase common stock	1,045	1	11,735	—	—	—	—	11,736
Vesting of restricted stock units	158	—	(4,824)	—	—	—	—	(4,824)
Share-based compensation expense	—	—	21,437	—	—	—	—	21,437
Purchase of treasury stock, inclusive of excise tax and broker fees	—	—	—	—	—	1,845	(102,515)	(102,515)
Foreign currency translation	—	—	—	—	(1,075)	—	—	(1,075)
Net income	—	—	—	97,708	—	—	—	97,708
BALANCES, September 30, 2026	50,188	$50	$1,379,549	$(44,961)	$(741)	1,859	$(102,771)	$1,231,126

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity
BALANCES, December 31, 2024	48,716	$49	$1,338,160	$(281,806)	$(787)	14	$(256)	$1,055,360
Exercise of options to purchase common stock	13	—	264	—	—	—	—	264
Vesting of restricted stock units	78	—	(3,056)	—	—	—	—	(3,056)
Share-based compensation expense	—	—	20,150	—	—	—	—	20,150
Foreign currency translation	—	—	—	—	365	—	—	365
Net income	—	—	—	105,322	—	—	—	105,322
BALANCES, September 30, 2025	48,807	$49	$1,355,518	$(176,484)	$(422)	14	$(256)	$1,178,405

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESHPET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,708	$105,322
Adjustments to reconcile net income to net cash flows provided by operating activities:
Provision for loss on accounts receivable	14	12,130
Loss on disposal of property, plant and equipment	664	1,355
Share-based compensation	21,402	20,256
Depreciation and amortization	73,745	66,798
Amortization of deferred financing costs	1,677	1,618
Change in operating lease right of use asset	2,487	1,529
Deferred income taxes	25,881	(77,919)
Gain on equity investment	(66,552)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,791)	(7,410)
Inventories	(17,671)	9,825
Prepaid expenses and other current assets	(688)	(3,992)
Other assets	(5,218)	80
Accounts payable	(1,101)	(7,097)
Accrued expenses	19,571	(15,874)
Operating lease liability	(1,612)	(1,166)
Net cash flows provided by operating activities	145,516	105,455
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	99,998	—
Acquisitions of property, plant and equipment, software and deposits on equipment	(80,259)	(95,134)
Net cash flows provided by (used in) investing activities	19,739	(95,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock, inclusive of broker fees	(102,304)	—
Proceeds from exercise of options to purchase common stock	11,736	264
Tax withholdings related to net shares settlements of restricted stock units	(4,663)	(3,054)
Principal payments under finance lease obligations	(2,139)	(1,573)
Net cash flows used in financing activities	(97,370)	(4,363)
NET CHANGE IN CASH AND CASH EQUIVALENTS	67,885	5,958
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	277,975	268,633
CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,860	$274,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$11,535	$11,875
Taxes paid	$1,833	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$64,866
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment and software purchases in accounts payable and accrued expenses	$4,373	$7,014
Excise tax on share repurchases included in accrued liabilities	$211	$—
Tax withholdings related to net shares settlements of restricted stock units in accrued expenses	$161	$2
Non-cash addition of finance lease to property, plant and equipment	$—	$7,236
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company as well as the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.
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
On January 16, 2026, the Company received $95,459 in cash for the sale of 100% of its non-controlling interest in the privately held company following the equity investment's acquisition by a third party. During the second quarter of 2026, the Company received an additional $4,539 in cash related to certain post-closing adjustments. The carrying value of the investment at December 31, 2025 was $33,446. The Company recognized a pre-tax gain of $66,552 for the nine months ended September 30, 2026. The gain is subject to additional customary post-closing adjustments.
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
Right of use assets for the operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize. No such loss was recognized as of September 30, 2026.
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
Cash Equivalents – The Company holds treasury bills with original maturities when purchased of less than three months, within cash and cash equivalents, carried at amortized cost on the Consolidated Balance Sheet. Treasury bills have been classified as held-to-maturity as we have the ability and intent to hold them to maturity. As of September 30, 2026, the Company had $99,739 of treasury bills within cash equivalents, which included $573 of amortized discount. As of December 31, 2025, the Company had $99,789 of treasury bills within cash equivalents, which included $275 of amortized discount.
Trade Accounts Receivable – The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. For the nine months ended September 30, 2026, we recognized a provision for loss on accounts receivable of $14. For the nine months ended September 30, 2025, we recognized a provision for loss on accounts receivable of $12,130, of which $10,680 was attributable to the liquidation of one of our pet specialty distributors.
Implementation Costs of Cloud Computing Arrangement – As of September 30, 2026 and December 31, 2025, the Company's deferred implementation costs of systems associated with cloud computing arrangements, which are reflected within prepaid and other assets, were $15,037 and $13,428, respectively. The cost will be recognized over the term of the agreements.
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
Our financial assets and liabilities include cash and cash equivalents, receivables, accounts payable and accrued liabilities, the fair values of which approximate their carrying values due to the short-term nature of these instruments. The Company holds certain financial assets within cash and cash equivalents in the form of held-to-maturity treasury bills as we have the ability and intent to hold them to maturity, as such, they are not fair valued each reporting period but instead measured at amortized cost. The fair value of these assets is based on quoted market prices for the same or similar securities within less active markets, which the Company determined to be Level 2 inputs. As of September 30, 2026, the fair value of these treasury bills approximates their carrying value due to the short-term nature of these instruments.
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
As of September 30, 2026, the Company maintained Level 1 and Level 2 assets and liabilities.
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
During the nine months ended September 30, 2026, the Company repurchased 1,845 shares of its common stock through open market transactions for a total cost of $102,515, which included $38 of broker fees and $211 of excise taxes.

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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Net Sales – Information about the Company’s net sales by class of retailer is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grocery, Mass, International and Digital	$245,603	$232,482	$716,947	$664,526
Pet Specialty and Club	72,237	56,366	204,123	152,260
Net Sales	$317,840	$288,848	$921,070	$816,786
The pet specialty and club class of retailers service a specific consumer through specialized offerings, which include value focused and or premium products. In contrast, grocery, mass, international and digital offer a wide variety of products.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures related to the specific types of expenses included within the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending December 31, 2027 and subsequent interim periods, with early adoption permitted. The guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and its effect on its future consolidated financial statements.
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
Note 2 – Inventories, net:

	September 30, 2026	December 31, 2025
Raw Materials and Work in Process	$23,818	$15,408
Packaging Components Material	7,382	5,687
Finished Goods	63,951	55,671
Inventories, net	$95,151	$76,766

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 3 – Property, Plant and Equipment, net:

	September 30, 2026	December 31, 2025
Refrigeration Equipment	$215,807	$211,709
Machinery and Equipment	381,333	344,890
Building, Land and Improvements	771,122	730,298
Furniture and Office Equipment	20,380	18,464
Leasehold Improvements	5,440	5,162
Construction in Progress	108,273	130,438
Finance Lease Right of Use Asset	35,714	35,714
	1,538,069	1,476,675
Less: Accumulated Depreciation and Amortization	(396,712)	(338,004)
Property, Plant and Equipment, net	$1,141,357	$1,138,671
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2026 totaled $22,688 and $70,548, respectively, of which $16,571 and $52,408, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2025 totaled $23,638 and $64,409, respectively, of which $17,805 and $48,081, respectively, was recorded to cost of goods sold with the remainder of depreciation expense recorded to selling, general and administrative expense.
Note 4 – Income Taxes:
Income tax expense (benefit) and the effective tax rate for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$34,423	$23,705	$125,659	$27,396
Income tax expense (benefit)	$4,711	$(77,958)	$27,951	$(77,926)
Effective tax rate	13.7%	(328.9)%	22.2%	(284.4)%

The effective tax rate for the three and nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes partially offset by the excess tax benefit from stock-based compensation expense. Income tax expense for the three and nine months ended September 30, 2026 includes discrete tax expense of $0.0 million and $16.7 million, respectively, related to the gain on the sale of an equity investment, which was recognized in full during the year. The gain did not impact the Company's effective tax rate, as it was fully taxable and resulted in no permanent differences.

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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
At September 30, 2025, the Company concluded that it was appropriate to release a majority of the valuation allowance against the $85.7 million of deferred tax assets recorded as of that date based on the weight of available evidence, which now supports the conclusion that it is more likely than not that the majority of deferred tax assets will be realized. Based on sustained profitability, including generating three-year cumulative income before taxes, the significant deferred tax liabilities expected to reverse in future periods, and the projections of future taxable income sufficient to fully utilize the Company's federal and state NOLs, the positive evidence supporting the release of most of the valuation allowance outweighed the negative evidence supporting a full valuation allowance. As a result, we recognized a deferred income tax benefit of $77.9 million for the three and nine months ended September 30, 2025.

For the three months ended September 30, 2026, income tax expense was $4.7 million, of which $4.4 million represented deferred income tax expense. Income tax expense increased $82.7 million compared to the prior year period, primarily attributable to the release of the valuation allowance in the prior year period, which resulted in a deferred income tax benefit, compared to income tax expense in the current year period.
For the nine months ended September 30, 2026, income tax expense was $28.0 million, of which $25.9 million represented deferred income tax expense. Income tax expense increased $105.9 million compared to the prior year period, primarily attributable to the release of the valuation allowance in the prior year period, which resulted in a deferred income tax benefit, compared to income tax expense in the current year period.

Note 5 – Accrued Expenses:

	September 30, 2026	December 31, 2025
Accrued Compensation and Employee Related Costs	$17,375	$8,030
Accrued Chiller Cost	1,952	3,484
Accrued Construction Costs	252	466
Accrued Freight	334	2,777
Accrued Production Expenses	10,247	5,469
Accrued Corporate and Marketing Expenses	16,233	4,646
Accrued Interest	—	3,019
Other Accrued Expenses	4,609	3,719
Accrued Expenses	$51,002	$31,610
Note 6 – Convertible Senior Notes:
In March 2023, we issued $402,500 aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Notes”). The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Convertible Notes were approximately $391,492 after deducting offering and issuance costs related to the Convertible Notes and before the 2023 Capped Call Transactions, as defined below.

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
No early conversions have occurred as of September 30, 2026 or since inception. As of September 30, 2026, noteholders do not have the right to early convert under the 130% early conversion feature.
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
We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after April 3, 2026 and on or before the 40th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we send the notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, we may not redeem less than all of the outstanding Convertible Notes unless at least $100.0 million in aggregate principal amount of Convertible Notes are outstanding and not called for redemption as of the time we send the related redemption notice.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
The Company measures the fair value of its Convertible Notes for disclosure purposes. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The following table discloses the carrying value and fair value of the Company's Convertible Notes as of September 30, 2026:

	As of September 30, 2026
	Carrying Value (1)	Fair Value
3.00% Convertible Senior Notes Maturing April 1, 2028	$399,007	$456,571
Total	$399,007	$456,571
(1)The carrying amounts presented are net of unamortized debt issuance costs of $3,493 as of September 30, 2026.
Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. The total interest expense for the three and nine months ended September 30, 2026 and 2025 recognized related to the Convertible Notes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$3,019	$3,019	$9,056	$9,056
Amortization of issuance costs	564	544	1,677	1,618
Total	$3,583	$3,563	$10,733	$10,674

As of September 30, 2026 and 2025, the interest expense incurred to date was paid in full, with $0 of accrued interest expense as of the quarter end.
As the proceeds from the sale of the Convertible Notes are being used to fund construction on the Company's manufacturing facility expansion, for the three and nine months ended September 30, 2026, approximately $787 and $2,136 of the interest expense incurred, respectively, was capitalized to construction in progress, and for the three and nine months ended September 30, 2025, approximately $674 and $1,793 of the interest expense incurred, respectively, was capitalized to construction in progress. As of September 30, 2026 and 2025, $1,854 and $1,422 of capitalized interest, respectively, was reclassified from construction in progress to assets placed in service.
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
The Capped Call Transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the Consolidated Balance Sheet with no recorded subsequent change to fair value as long as they meet the criteria for equity classification. As of September 30, 2026, the instrument continued to qualify for equity classification.
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
Weighted-average remaining lease term (in years) and discount rate related to operating and finance leases were as follows:

	As of September 30, 2026
	Operating Leases	Finance Lease
Weighted-average remaining lease term	17.14	9.62
Weighted-average discount rate	8.4%	8.6%
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.
Maturities of lease liabilities under noncancelable operating leases and finance leases as of September 30, 2026 were as follows:

	As of September 30, 2026
	Operating Leases	Finance Lease
2026 (1)	$1,974	$1,055
2027	7,167	4,810
2028	6,464	4,831
2029	6,540	4,852
2030 and beyond	108,463	27,379
Total lease payments	$130,608	$42,927
Less: Imputed interest	(64,957)	(14,388)
Present value of lease liabilities	$65,651	$28,539
(1)Excluding the nine months ended September 30, 2026.
A summary of lease costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Operating Lease:
Lease cost	Cost of goods sold and selling, general and administrative	$2,237	$2,218	$6,708	$3,418

Finance Lease:
Amortization of right of use asset	Cost of goods sold and selling, general and administrative	$802	$802	$2,405	$2,314
Interest on lease liabilities	Interest expense	$616	$664	$1,884	$1,881
Variable lease cost (2)	Inventory/Cost of goods sold (2)	$6,766	$5,311	$19,550	$16,229
(2)Variable lease cost primarily consists of the procurement and manufacturing costs capitalized to inventory. For the three and nine months ended September 30, 2026, $6,766 and $19,550, respectively, and for the three and nine months ended September 30, 2025, $5,311 and $16,229, respectively, of variable lease cost were capitalized to inventory and will be captured as part of cost of goods sold as the inventory turns.
Supplemental balance sheet information related to leases as of September 30, 2026 and December 31, 2025 are as follows:

		As of September 30, 2026	As of December 31, 2025
Assets:
Operating leases	Operating lease right of use assets	$63,937	$66,424
Finance lease, net	Property, plant and equipment, net	25,916	28,323
Total lease assets		$89,853	$94,747

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$2,032	$2,241
Finance lease liabilities	Current finance lease liabilities	2,449	2,315
Non-current:
Operating lease liabilities	Long term operating lease liabilities	63,619	65,023
Finance lease liabilities	Long term finance lease liabilities	26,090	28,075
Total lease liabilities		$94,190	$97,654
Supplemental cash flow information and non-cash activity relating to operating and finance leases are as follows:

	Nine Months Ended September 30,
Operating cash flow information:	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$5,837	$3,054
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. interest)	$1,596	$1,593
Finance cash flow information:
Cash paid for amounts included in the measurement of finance lease liabilities (i.e. principal payment)	$2,139	$1,573

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
Note 9 – Equity Incentive Plans (in thousands, except share data):
Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2026 totaled $5,886 and $21,402, respectively, of which $1,139 and $4,608, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.
Total compensation cost for share-based payments recognized for the three and nine months ended September 30, 2025 totaled $5,219 and $20,256, respectively, of which $1,503 and $4,617, respectively, was recorded to cost of goods sold with the remainder recorded to selling, general and administrative expense.

NASDAQ Marketplace Rules Inducement Award - During the nine months ended September 30, 2026, as an inducement in accordance with Nasdaq Listing Rule 5635(c)(4), and therefore outside of any Company equity incentive plan, 7,500 service based restricted stock units were granted to the Company’s Chief Financial Officer. Under the terms of the applicable award agreement, the grant is governed as if issued under the Freshpet, Inc. 2024 Equity Incentive Plan, and will vest in equal annual installments over three years, subject to the officer’s continued service to the Company.
Service Period and Performance Based Stock Options - During the nine months ended September 30, 2026, no service based or performance based stock options were granted and 1,044,876 stock options were exercised.
Service Period Restricted Stock Units - During the nine months ended September 30, 2026, 192,689 service based restricted stock units were granted, including the 7,500 inducement award units, at a weighted average grant-date fair market value of $80.91. During the nine months ended September 30, 2026, 158,472 restricted stock units vested.
Performance Based Restricted Stock Units - During the nine months ended September 30, 2026, no performance based restricted stock units were granted.
Market Based Restricted Stock Units - During the nine months ended September 30, 2026, 46,344 performance based restricted stock units with a market condition (total shareholder return or "TSR") were granted, which will vest at the end of the three-year performance period ending on December 31, 2028; however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2.5 times the number of target units awarded. The TSR units were granted at a weighted average grant-date fair market value of $91.94.
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

FRESHPET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share data)
For the three and nine months ended September 30, 2026 and 2025, diluted net income per share attributable to common stockholders is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income Attributable to Common Stockholders, Basic	$29,712	$101,663	$97,708	$105,322
Convertible Notes - Interest Expense, net	2,135	2,204	6,560	6,770
Net Income Attributable to Common Stockholders, Diluted	$31,847	$103,867	$104,268	$112,092

Weighted Average Common Shares Outstanding, Basic	48,426	48,787	48,889	48,766
Service Period Stock Options	25	469	244	520
Restricted Stock Units	167	196	165	219
Performance Stock Options	319	638	441	710
Performance Based Restricted Stock Units	29	9	—	—
Convertible Notes - Potential Common Shares	5,776	5,776	5,776	5,776
Weighted Average Common Shares Outstanding, Diluted	54,742	55,875	55,515	55,991

Basic Net Income per Share	$0.61	$2.08	$2.00	$2.16
Diluted Net Income per Share	$0.58	$1.86	$1.88	$2.00

There were no potentially dilutive securities excluded from the determination of diluted net income per share.
Note 11 – Concentrations:
Concentration of Credit Risk—The Company maintains its cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 each. At times, such balances may be in excess of the FDIC insurance limit.
Major Customers— For the three months ended September 30, 2026, one distributor and two customers accounted for 7%, 25% and 12% of our net sales, respectively. For the three months ended September 30, 2025, one distributor and two customers accounted for 7%, 26% and 10% of our net sales, respectively.
For the nine months ended September 30, 2026, one distributor and two customers accounted for 7%, 25% and 12% of our net sales, respectively. For the nine months ended September 30, 2025, one distributor and two customers accounted for 6%, 26% and 10% of our net sales, respectively.
As of September 30, 2026, one distributor and two customers accounted for 6%, 31%, and 13% of our accounts receivable, respectively. As of December 31, 2025, one distributor and two customers accounted for 4%, 29%, and 15% of our accounts receivable, respectively.
Note 12 – Commitments and Contingencies:
Commitments - In August 2025, we entered into a lease arrangement for a to-be constructed warehouse space, which will contribute right of use assets and lease liabilities upon lease commencement, which is currently anticipated to occur during the fourth quarter of 2026. As of September 30, 2026, the future commitments related to this arrangement are not determinable as they are variable in nature.
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
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet, and total capital expenditures for additions to long-lived assets were $80,259 and $95,134 for the nine months ended September 30, 2026 and 2025, respectively.
Financial information, including segment revenue, significant segment expenses, and profit or loss for the three and nine months ended September 30, 2026 and 2025 is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$317,840	$288,848	$921,070	$816,786
Input costs (a)	(91,884)	(84,087)	(264,172)	(237,620)
Quality costs (b)	(5,144)	(6,104)	(19,009)	(17,254)
Logistics costs (c)	(22,639)	(15,799)	(62,316)	(46,293)
Media costs (d)	(34,293)	(32,456)	(122,139)	(111,879)
Plant costs and other costs of goods sold (e)	(61,235)	(65,106)	(188,965)	(182,686)
Other segment selling, general and administrative items (f)	(37,329)	(30,688)	(107,488)	(101,436)
Depreciation and amortization	(23,790)	(24,362)	(73,745)	(66,798)
Share-based compensation	(5,886)	(5,219)	(21,402)	(20,256)
Loss on disposals of equipment	(510)	(126)	(664)	(1,355)
Interest and other income, net	2,705	2,356	8,418	6,948
Interest expense	(3,412)	(3,552)	(10,481)	(10,761)
Gain on equity investment	—	—	66,552	—
Income tax (expense) benefit	(4,711)	77,958	(27,951)	77,926
Consolidated net income	$29,712	$101,663	$97,708	$105,322

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
Overview

Freshpet's mission is to help dogs and cats live longer, happier, healthier lives with the people who love them. We were inspired by the rapidly growing view among pet owners that their dogs and cats are a part of their family, leading them to demand healthier pet food choices. Since Freshpet's inception in 2006, we have created a comprehensive business model to deliver wholesome pet food that pet parents can trust, and in the process, we believe we have become one of the fastest growing pet food companies in North America. Our business model is difficult for others to replicate and we see significant opportunities for future growth by leveraging the unique elements of our business, including our brand, our production technology, our manufacturing network, our refrigerated distribution, our Freshpet Fridges and our culture.
Components of our Results of Operations
Net Sales

Our net sales are derived from the sale of fresh pet food products to retailers, through direct sales and distributor arrangements. Our products are primarily sold to consumers through a fast-growing network of company-owned branded refrigerators, known as Freshpet Fridges, located in our customers’ stores. We continue to roll out Freshpet Fridges at leading retailers across North America and parts of Europe and have installed Freshpet Fridges in approximately 31,164 retail stores as of September 30, 2026. Our products are sold under the Freshpet brand name with ingredients, packaging and labeling customized by class of retail. Sales are recorded net of discounts, returns and promotional allowances.
Our net sales growth strategy is driven by the following key factors:
•Increasing sales velocity from the average Freshpet Fridge due to increasing awareness, trial and adoption of Freshpet products and innovation. Our investments in marketing and advertising help to drive awareness and trial at each point of sale.
•Increasing distribution and penetration of Freshpet products in major classes of retail, including Grocery, Mass, International, Digital, Pet Specialty, and Club. The impact of new Freshpet Fridge installations on our net sales varies by retail class and depends on numerous factors including store traffic, refrigerator size, placement within the store, and proximity to other stores that carry our products. Digital orders include any purchases made online, including our direct-to-consumer business, and may also be fulfilled by our Freshpet Fridge network in brick-and-mortar stores.
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
Research & development. Research and development costs consist of expenses to develop and test new products and technologies. The costs are expensed as incurred.
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

Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)
Net sales	$317,840	100%	$288,848	100%	$921,070	100%	$816,786	100%
Cost of goods sold	176,533	56%	174,656	60%	530,396	58%	490,616	60%
Gross profit	141,307	44%	114,192	40%	390,674	42%	326,170	40%
Selling, general, and administrative expenses	106,177	33%	89,291	31%	329,504	36%	294,961	36%
Income from operations	35,130	11%	24,901	9%	61,170	7%	31,209	4%
Interest and other income, net	2,705	1%	2,356	1%	8,418	1%	6,948	1%
Interest expense	(3,412)	(1)%	(3,552)	(1)%	(10,481)	(1)%	(10,761)	(1)%
Gain on equity investment	—	—%	—	—%	66,552	7%	—	—%
Income before income taxes	34,423	11%	23,705	8%	125,659	14%	27,396	3%
Income tax expense (benefit)	4,711	1%	(77,958)	(27)%	27,951	3%	(77,926)	(10)%
Net income	$29,712	9%	$101,663	35%	$97,708	11%	$105,322	13%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net Sales
The following table sets forth net sales by class of retailer:

	Three Months Ended September 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$245,603	77%	$232,482	80%
Pet Specialty and Club	72,237	23%	56,366	20%
Net Sales	$317,840	100%	$288,848	100%
Net sales increased $29.0 million, or 10.0%, to $317.8 million for the three months ended September 30, 2026 as compared to $288.8 million in the same period in the prior year. The $29.0 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $13.1 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 10.0%.

Gross Profit
Gross profit was $141.3 million, or 44.5% as a percentage of net sales, for the three months ended September 30, 2026, compared to $114.2 million, or 39.5% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to improved leverage on plant expenses, reduced quality costs and lower input costs.
Adjusted Gross Profit for the three months ended September 30, 2026 was $158.8 million, or 50.0% as a percentage of net sales, compared to $132.8 million, or 46.0% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $106.2 million, or 33.4% as a percentage of net sales, for the three months ended September 30, 2026, compared to $89.3 million, or 30.9% as a percentage of net sales, in the prior year period. The increase in SG&A as a percentage of net sales was primarily due to increased logistics costs and variable compensation accrual, partially offset by decreased media spend as a percentage of net sales.
Adjusted SG&A for the three months ended September 30, 2026 was $94.2 million, or 29.6% as a percentage of net sales, compared to $78.2 million, or 27.1% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income from Operations
As a result of the factors discussed above, income from operations increased by $10.2 million to income from operations of $35.1 million for the three months ended September 30, 2026 as compared to $24.9 million in the prior year period.
Interest and Other Income, Net
The Company recorded interest and other income, net of $2.7 million for the three months ended September 30, 2026 as a result of interest income generated from cash and cash equivalents as compared to $2.4 million in the prior year period.
Interest Expense
Interest expense decreased $0.2 million to $3.4 million for the three months ended September 30, 2026 as compared to $3.6 million in the prior year period. The decrease was primarily driven by higher capitalized interest in the period.
Income Tax Expense (Benefit)
Income tax expense increased $82.7 million to $4.7 million for the three months ended September 30, 2026 as compared to an income tax benefit of $78.0 million in the prior year period, primarily attributable to the release of the valuation allowance in the prior year period, which resulted in a deferred income tax benefit, compared to income tax expense in the current year period.
Net Income
Net income decreased $72.0 million to net income of $29.7 million for the three months ended September 30, 2026 as compared to $101.7 million in the prior year period, primarily due to the $77.9 million deferred income tax benefit recognized in the prior year period, compared to income tax expense in the current year period, and increases in SG&A, partially offset by contributions from higher sales.

Adjusted EBITDA
Adjusted EBITDA was $64.5 million for the three months ended September 30, 2026 as compared to $54.6 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Sales
The following table sets forth net sales by class of retailer:

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales

	(Dollars in thousands)
Grocery, Mass, International and Digital	$716,947	78%	$664,526	81%
Pet Specialty and Club	204,123	22%	152,260	19%
Net Sales	$921,070	100%	$816,786	100%
Net sales increased $104.3 million, or 12.8%, to $921.1 million for the nine months ended September 30, 2026 as compared to $816.8 million in the same period in the prior year. The $104.3 million increase in net sales was driven by growth in the Grocery, Mass, International, and Digital channel of $52.4 million, with the remaining growth in the Pet Specialty and Club channel. The net sales increase was primarily driven by volume gains of 13.3%, partially offset by unfavorable price/mix of 0.5%.
Gross Profit
Gross profit was $390.7 million, or 42.4% as a percentage of net sales, for the nine months ended September 30, 2026, compared to $326.2 million, or 39.9% as a percentage of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily due to improved leverage on plant expenses and lower input costs.
Adjusted Gross Profit for the nine months ended September 30, 2026 was $446.8 million, or 48.5% as a percentage of net sales, compared to $377.1 million, or 46.2% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $329.5 million, or 35.8% as a percentage of net sales, for the nine months ended September 30, 2026, compared to $295.0 million, or 36.1% as a percentage of net sales, in the prior year period. The decrease in SG&A as a percentage of net sales was primarily due to a decrease in non-recurring charges compared to 2025, partially offset by increased logistics costs and variable compensation accrual.
Adjusted SG&A for the nine months ended September 30, 2026 was $291.9 million, or 31.7% as a percentage of net sales, compared to $242.5 million, or 29.7% as a percentage of net sales, in the prior year period. See “—Non-GAAP Financial Measures” below.
Income from Operations
As a result of the factors discussed above, income from operations increased by $30.0 million to income from operations of $61.2 million for the nine months ended September 30, 2026 as compared to $31.2 million in the prior year period.

Interest and Other Income, Net
The Company recorded interest and other income, net of $8.4 million for the nine months ended September 30, 2026, as a result of interest income generated from cash and cash equivalents as compared to $6.9 million in the prior year period.
Interest Expense
Interest expense decreased $0.3 million to $10.5 million for the nine months ended September 30, 2026 as compared to $10.8 million in the prior year period. The decrease was primarily driven by higher capitalized interest in the period.
Gain on Equity Investment
The $66.6 million gain on equity investment for the nine months ended September 30, 2026, resulted from the sale of the Company's non-controlling interest in a privately held company following the equity investment's acquisition by a third party, as discussed in Note 1 of our (unaudited) condensed consolidated financial statements.
Income Tax Expense
Income tax expense increased $105.9 million to $28.0 million for the nine months ended September 30, 2026 as compared to an income tax benefit of $77.9 million in the prior year period, primarily attributable to the release of the valuation allowance in the prior year period, which resulted in a deferred income tax benefit, compared to income tax expense in the current year period, which was primarily due to the gain on equity investment and increased income from operations.
Net Income
Net income decreased $7.6 million to net income of $97.7 million for the nine months ended September 30, 2026 as compared to $105.3 million in the prior year period, primarily due to the $77.9 million deferred income tax benefit recognized in the prior year period, compared to income tax expense in the current year period, and increased logistics costs and variable compensation accrual, partially offset by the $66.6 million gain on equity investment, contributions from higher sales, and decreased non-recurring SG&A charges.
Adjusted EBITDA
Adjusted EBITDA was $154.6 million for the nine months ended September 30, 2026 as compared to $134.5 million in the prior year period. The increase in Adjusted EBITDA was a result of increased Adjusted Gross Profit, partially offset by higher Adjusted SG&A expenses. See “—Non-GAAP Financial Measures” below.
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
•Adjusted EBITDA
•Adjusted EBITDA as a percentage of net sales (Adjusted EBITDA Margin)

We define Adjusted Gross Profit as gross profit before depreciation expense, non-cash share-based compensation, and loss on disposal of manufacturing equipment. We define Adjusted SG&A as SG&A expenses before depreciation and amortization expense, non-cash share-based compensation, loss on disposal of equipment, distributor transition costs, legal obligation and international business charges. EBITDA represents net income plus depreciation and amortization expense, interest expense net of interest income and, income tax expense (benefit). Adjusted EBITDA represents EBITDA less gain on equity investment, plus non-cash share-based compensation expense, loss on disposal of property, plant and equipment, distributor transition costs, legal obligation, and international business charges.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$29,712	$101,663	$97,708	$105,322
Depreciation and amortization	23,078	23,650	71,608	64,663
Interest expense, net of interest income	645	1,194	1,834	3,803
Income tax expense (benefit)	4,711	(77,958)	27,951	(77,926)
EBITDA	58,146	48,549	199,101	95,862
Non-cash share-based compensation (a)	5,886	5,219	21,402	20,256
Loss on disposal of property, plant and equipment	510	126	664	773
Gain on equity investment	—	—	(66,552)	—
Distributor transition costs (b)	—	—	—	10,680
Legal obligation (c)	—	716	—	5,703
International business charges (d)	—	—	—	1,273
Adjusted EBITDA	$64,542	$54,610	$154,615	$134,547
Adjusted EBITDA as a % of Net Sales	20.3%	18.9%	16.8%	16.5%
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
The following table provides a reconciliation of Adjusted Gross Profit to Gross Profit, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Gross profit	$141,307	$114,192	$390,674	$326,170
Depreciation expense	16,222	17,115	51,378	46,024
Non-cash share-based compensation	1,139	1,503	4,608	4,617
Loss on disposal of manufacturing equipment	118	32	130	287
Adjusted Gross Profit	$158,786	$132,842	$446,790	$377,098
Adjusted Gross Profit as a % of Net Sales	50.0%	46.0%	48.5%	46.2%

The following table provides a reconciliation of Adjusted SG&A Expenses to SG&A Expenses, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
SG&A expenses	$106,177	$89,291	$329,504	$294,961
Depreciation and amortization expense	6,856	6,535	20,230	18,639
Non-cash share-based compensation (a)	4,747	3,716	16,794	15,639
Loss on disposal of equipment	392	94	534	486
Distributor transition costs (b)	—	—	—	10,680
Legal obligation (c)	—	716	—	5,703
International business charges (d)	—	—	—	1,273
Adjusted SG&A Expenses	$94,182	$78,230	$291,946	$242,541
Adjusted SG&A Expenses as a % of Net Sales	29.6%	27.1%	31.7%	29.7%
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

Liquidity and Capital Resources
We expect to rely on our current and future cash flow from operations to fund our growth going forward. However, we may opportunistically issue additional debt, refinance our existing debt, and/or raise capital through our access to capital markets. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions.
Our capital allocation priorities are revenue generation and growth, capital expenditures, and then returning excess capital to shareholders. Capital expenditures will support our growth, and include investments in our manufacturing facilities, purchasing ingredients, operating expenses, marketing expenses, production technology innovation, manufacturing productivity enhancements, and capital expenditures to procure Freshpet Fridges.

Our current manufacturing footprint can support sales in excess of $1.5 billion dollars and when all three Kitchens are fully built out, we believe it can support more than $3.0 billion in sales, pushing our need for an additional site past 2030. Capital expenditures per year can vary based on the capital cycle of the investment, with sites and buildings requiring more upfront dollars and longer lead-times. We reduced our capital expenditures related to manufacturing expansion in 2025 and 2026 due to a moderation in year-over-year growth and significant operational efficiencies and improvement. During the nine months ended September 30, 2026, we spent approximately $80.3 million of capital to meet our capacity needs as well as recurring capital expenditures. We expect capital expenditures to total between approximately $125 to $150 million in fiscal year 2026.
In March 2023, we issued approximately $402.5 million in convertible notes (the "Convertible Notes") and used $66.2 million of the proceeds to enter into Capped Call Transactions, and $11.0 million of the proceeds on debt issuance related costs. Our ability to make future minimum interest payments on the Convertible Notes, to refinance any indebtedness and to fund any necessary expenditures for our growth will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. Future third-party financing may not be available on favorable terms or at all.
On May 21, 2026, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to repurchase up to an aggregate of $150 million of its outstanding common stock. The share repurchase authorization does not have a fixed expiration date, does not obligate Freshpet to repurchase any specific number of shares and may be suspended or discontinued at any time. The timing and number of shares repurchased will depend on a variety of factors, including price, general business, economic and market conditions, alternative investment opportunities, and funding considerations. The Company intends to fund the repurchases with existing cash, future cash flow from operations, future borrowings or other sources of cash at the Company’s discretion. As of September 30, 2026, the Company had repurchased $102.3 million of shares of its common stock pursuant to the program (excluding broker fees and excise taxes), and had $47.7 million remaining available for repurchase under the program as of such date.
Our cash flow generation ability is subject to general economic factors at the international, national and regional levels, including but not limited to increased interest rates and inflation, tariffs, trade wars, geopolitical conflict, war, recession, financial, competitive, legislative and regulatory factors and other factors that are beyond our control, including government or regulatory shutdowns or defunding, or disruptions with or increased costs imposed by our key suppliers or others within our supply chain. Further, such macroeconomic factors could negatively impact consumer sentiment, resulting in reduced demand and changes in purchasing behaviors for some or all of our products and other relevant factors, such as consumer hesitancy to trade up in pet food, deferral of pet-related expenses, and reduced pet adoption rates. While these factors are expected to persist in the near term, the Company has implemented strategic initiatives, including targeted marketing to high value consumers, product innovation with new bag technology, and an omnichannel focus, to mitigate their impact. Management believes these actions will support continued growth and margin expansion, even if the current economic environment remains unchanged. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.
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

The following table sets forth, for the periods indicated, our working capital:

	September 30,	December 31,
	2026	2025
	(Dollars in thousands)
Cash and cash equivalents	$345,860	$277,975
Accounts receivable, net of allowance for doubtful accounts	68,561	63,762
Inventories, net	95,151	76,766
Prepaid expenses	9,875	9,807
Other current assets	7,473	7,404
Accounts payable	(37,366)	(42,429)
Accrued expenses	(51,002)	(31,610)
Current operating lease liabilities	(2,032)	(2,241)
Current finance lease liabilities	(2,449)	(2,315)
Total Working Capital	$434,071	$357,119
Working capital consists of current assets net of current liabilities. Working capital increased $77.0 million to $434.1 million as of September 30, 2026 compared to working capital of $357.1 million as of December 31, 2025. The increase was primarily a result of an increase of $67.9 million in cash and cash equivalents, an increase of $18.4 million in inventories, net, an increase of $4.8 million in accounts receivable and a decrease of $5.1 million in accounts payable. The increase was partially offset by an increase of $19.4 million in accrued expenses as a result of timing.
We normally carry three to five weeks of finished goods inventory and less than 30 days of accounts receivable.
As of September 30, 2026, our capital resources consisted primarily of $345.9 million of cash and cash equivalents on hand.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Cash at the beginning of period	$277,975	$268,633
Net cash provided by operating activities	145,516	105,455
Net cash provided by (used in) investing activities	19,739	(95,134)
Net cash used in financing activities	(97,370)	(4,363)
Cash at the end of period	$345,860	$274,591
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

2026
Net cash provided by operating activities of $145.5 million for the nine months ended September 30, 2026 was primarily attributed to:
•$157.0 million of net income, adjusted for reconciling non-cash items, which excludes $59.3 million of non-cash items related to $25.9 million of deferred income tax expense, $73.7 million of depreciation and amortization, $21.4 million of share-based compensation, $1.7 million of amortization of deferred financing costs, $0.7 million of loss on disposal of property, plant and equipment, and $2.5 million of change in operating lease right of use asset, partially offset by $66.6 million of gain on equity investment.

This was partially offset by:
•an $11.5 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the change in accounts receivable, inventories, prepaid expenses and other current assets, other assets, accounts payable, and operating lease liability, partially offset by the changes in accrued expenses.
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

This was partially offset by:
•a $25.6 million decrease due to changes in operating assets and liabilities. The decrease was primarily due to the changes in accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liability, partially offset by the change in inventories.
Net Cash Provided by (Used in) Investing Activities
2026
Net cash provided by investing activities of $19.7 million for the nine months ended September 30, 2026 was primarily attributed to:
•$100.0 million of cash proceeds from the sale of our equity investment.
This was partially offset by:
•$80.3 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.
2025
Net cash used in investing activities of $95.1 million for the nine months ended September 30, 2025 was primarily attributed to:
•$95.1 million of capital expenditures related to Freshpet Kitchens, plant recurring capital expenditures, expenditures relating to investment in fridges, and other capital spend.

Net Cash Used in Financing Activities
2026
Net cash used in financing activities of $97.4 million for the nine months ended September 30, 2026, was primarily attributed to:
•$102.3 million for share repurchases, inclusive of broker fees;
•$4.7 million for tax withholdings related to net share settlements of restricted stock units; and
•$2.1 million for principal payments under finance lease obligations.
This was partially offset by:
•$11.7 million of cash proceeds from the exercise of stock options.
2025
Net cash used in financing activities of $4.4 million for the nine months ended September 30, 2025 was primarily attributed to:
•$3.1 million for tax withholdings related to net share settlements of restricted stock units; and
•$1.6 million for principal payments under finance lease obligations.
This was partially offset by:
•$0.3 million of cash proceeds from the exercise of stock options.
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
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may impact our financial results. The Company is exposed to movements in the British pound sterling, Euro and Canadian Dollar. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of our consolidated revenue for the nine months ended September 30, 2026 recognized in Canada was approximately 1% and in Europe was less than 1%.
The Company may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. Historically, the foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income and Comprehensive Income in Interest and Other Income, net, and carried at their fair value in the Consolidated Balance Sheet with gains reported in prepaid expenses and other current assets and losses reported in accrued expenses. As of September 30, 2026, there were no forward contracts outstanding.
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
The following table provides information on our share repurchases for the three months ended September 30, 2026:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	567,496	$56.61	567,496	$63,501,880
August 1, 2026 - August 31, 2026	63,629	$60.11	63,629	$59,677,310
September 1, 2026 - September 30, 2026	182,140	$65.58	182,140	$47,733,196
Total	813,265	$58.89	813,265	$47,733,196
(1) The average price paid per share excludes broker fees and excise tax incurred on share repurchases for the three months ended September 30, 2026. The remaining authorization outstanding for repurchases of common stock also excludes the broker fees and excise tax incurred.
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
None of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408 during the fiscal quarter ended September 30, 2026.

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

Date: November 4, 2026	FRESHPET, INC.

/s/ William B. Cyr William B. Cyr Chief Executive Officer (Principal Executive Officer)

/s/ John G. O'Connor
John G. O'Connor Chief Financial Officer
(Principal Financial and Accounting Officer)